Form 10-Q
period 1995-03-31
JACO ELECTRONICS INC
filed 1995-05-15
CIK 52971

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1995

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

Commission File Number 0-5896

                             JACO ELECTRONICS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              NEW YORK                               11-1978958
              --------                               ----------
   (State of other jurisdiction of      (I.R.S. Employer Identification No. )
   incorporation or organization)


                145 OSER AVENUE, HAUPPAUGE, NEW YORK       11788
              -----------------------------------------------------
              (Address of principal executive office)    (Zip Code)



Registrant's telephone number, including area code:   (516)  273-5500

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.



                              YES    X          NO
                                   -----            -----







                 Number of Shares of Registrant's Common Stock
                    Outstanding as of May 5, 1995 - 1,848,288
                                                    ---------

                                                                       FORM 10-Q
                                                                         Page  2


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  March 31, 1995     June 30, 1994
                                                 ----------------   ---------------
ASSETS:


Current Assets:

     Cash and cash equivalents                     $    447,724       $   434,798
     Accounts receivable - net                       20,004,772        17,135,923
     Inventories                                     24,609,186        20,081,596
     Prepaid expenses and other current assets        1,460,272         1,072,219
     Due from officers                                  364,946           291,119
     Deferred income taxes                              544,000           433,000
                                                   ------------       -----------

        Total Current Assets                         47,430,900        39,448,655


Property, Plant and Equipment - Net                   4,076,609         3,560,786


Deferred Income Taxes                                   199,000           199,000

Excess of Cost Over Net Assets Acquired               1,455,248         1,515,900

Other Assets                                          1,006,831           960,687
                                                   ------------       -----------


                                                    $54,168,588       $45,685,028
                                                   ------------       -----------
                                                   ------------       -----------

     See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 3


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



LIABILITIES &  SHAREHOLDERS' EQUITY:      March 31, 1995     June 30, 1994
                                         ----------------   ---------------
Current Liabilities:

Notes payable -- bank                      $11,922,994        $ 8,938,087
Current maturities of long term debt           458,905            346,172
Accounts payable and accrued expenses       17,551,811         14,856,710
Income taxes payable                           961,000            147,499
                                           -----------         -----------

      Total Current Liabilities             30,894,710          24,288,468

Long Term Debt                              10,161,244           9,694,108
Deferred Compensation                          537,500             500,000


SHAREHOLDERS' EQUITY:


     Common Stock                              184,829             165,231
     Additional Paid-In Capital              5,075,272           3,810,516
     Retained Earnings                       7,315,033           7,226,705
                                           -----------         -----------


     Total Shareholders' Equity             12,575,134          11,202,452
                                           -----------         -----------

                                           $54,168,588         $45,685,028
                                           -----------         -----------
                                           -----------         -----------



     See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 4


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                             1995          1994
                                                            ------        ------


NET SALES                                                $35,825,167   $27,528,315
                                                         -----------   -----------

COST AND EXPENSES:

         Cost of goods sold                               28,328,468    21,893,933
         Selling, general and administrative expenses      6,050,211     4,743,592
                                                        ------------   -----------
                                                          34,378,679    26,637,525
                                                        ------------   -----------

         Operating profit                                  1,446,488       890,790

         Interest expense                                    522,204       262,262
                                                        ------------   -----------

         Income before income taxes                          924,284       628,528

         Income tax expense                                  370,000       246,000
                                                        ------------   -----------


         NET EARNINGS                                   $    554,284   $   382,528
                                                        ------------   -----------
                                                        ------------   -----------

         Net earnings per common share                  $        .30   $       .20
                                                        ------------   -----------
                                                        ------------   -----------

         Weighted average common shares
          and common stock equivalents                     1,837,514     1,898,853
                                                        ------------   -----------
                                                        ------------   -----------



     See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 5


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                           1995             1994
                                                          ------           ------
NET SALES                                             $100,659,915     $76,591,516
                                                      ------------     -----------
COST AND EXPENSES:

     Cost of goods sold                                 79,850,049      60,353,417
     Selling, general and administrative expenses       17,202,738      13,763,163
                                                      ------------     -----------
                                                        97,052,787      74,116,580
                                                      ------------     -----------

     Operating profit                                    3,607,128       2,474,936

     Interest expense                                    1,482,584         753,393
                                                      ------------     -----------

     Earnings before income taxes and
      cumulative effect of a change in accounting        2,124,544       1,721,543

     Income tax expense                                    860,000         683,000
                                                      ------------     -----------

     Earnings before cumulative effect of
      a change in accounting                             1,264,544       1,038,543
                                                      ------------     -----------

     Cumulative effect of a change in
      accounting for income taxes                           --             241,000
                                                      ------------     -----------

     NET EARNINGS                                     $  1,264,544     $ 1,279,543
                                                      ------------     -----------
                                                      ------------     -----------

     Earnings per share before cumulative
      effect of a change in accounting                $        .69     $       .55

     Cumulative effect per share of a change
       in accounting for income taxes                       --                 .12
                                                      ------------     -----------
     Net earnings per share                           $        .69     $       .67
                                                      ------------     -----------
                                                      ------------     -----------

     Weighted average common shares
      and common stock equivalents                       1,824,514       1,900,702
                                                      ------------     -----------
                                                      ------------     -----------




     See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 6



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 1994 AND
                      THE NINE MONTHS ENDED MARCH 31, 1995
                                    UNAUDITED


                                                             ADDITIONAL                      TOTAL
                                                               PAID-IN      RETAINED     SHAREHOLDERS'
                                      SHARES       AMOUNT      CAPITAL      EARNINGS         EQUITY
                                     --------     --------  ------------   ----------   ---------------


Balance at June 30, 1993             1,708,637    $170,864   $3,936,613    $5,797,038     $ 9,904,515


Cancellation of shares in
 satisfaction of amounts due
 in connection with a previous
 acquisition                           (56,953)     (5,695)    (126,972)                     (132,667)


Exercise of stock options                  625          62          875                           937


Net earnings                                                                1,429,667       1,429,667
                                     -----------  ---------  -----------   -----------    ------------



Balance at June 30, 1994              1,652,309    165,231    3,810,516     7,226,705      11,202,452



Exercise of stock options                28,000      2,800      105,700                       108,500


10% stock dividend                      167,979     16,798    1,159,056    (1,175,854)         --


Payment for fractional shares
 resulting from 10% stock
 dividend                                                                        (362)           (362)



Net earnings                                                                1,264,544       1,264,544
                                     -----------  ---------  -----------   -----------    ------------



BALANCE AT MARCH 31, 1995             1,848,288   $184,829   $5,075,272    $7,315,033     $12,575,134
                                     -----------  ---------  -----------   -----------    ------------
                                     -----------  ---------  -----------   -----------    ------------



      See accompanying notes to condensed consolidated financial statements

                                                                       FORM 10-Q
                                                                          Page 7


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                   1995      1994
                                                                  ------    ------
Cash flows from operating activities
  Net earnings                                                $  1,264,544     $ 1,279,543

  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities
         Depreciation  and amortization                            500,609         213,830
         Deferred compensation                                      37,500          37,500
         Deferred income tax provision                            (111,000)       (209,000)
         Amortization of goodwill                                   60,652          23,103
         Loss on sale of equipment                                  18,403           5,651
         Provision for doubtful accounts                           313,126         106,705
         Changes in operating assets and liabilities,
         Increase in operating assets - net                     (8,097,618)     (1,467,645)
         Increase in operating liabilities - net                 3,508,602         465,699
                                                              -------------    ------------

         Net cash provided by (used in) operating activities    (2,505,182)        455,386
                                                              -------------    ------------

Cash flows from investing activities
  Capital expenditures                                          (1,034,835)       (668,936)
  Proceeds from sales of assets                                      -              16,888
  Advances to officers                                             (73,827)        (45,627)
  Purchase of subsidiary                                             -          (1,600,000)
  Increase  in other assets                                        (46,144)         (6,127)
                                                              -------------    ------------

         Net cash used in investing activities                  (1,154,806)     (2,303,802)
                                                              -------------    ------------

Cash flows from financing activities
  Borrowings under line of credit                              102,831,553      79,118,507
  Payments under line of credit                                (99,846,646)    (79,019,236)
  Principal payments under equipment financing                    (313,177)       (144,503)
  Borrowings under term loan                                       893,046       1,759,230
  Proceeds from exercise of stock options                          108,500             938
  Payments for fractional shares                                      (362)         --
                                                              -------------    ------------

        Net cash provided by financing activities                3,672,914       1,714,936
                                                              -------------    ------------

        NET INCREASE (DECREASE) IN CASH                             12,926        (133,480)

Cash and cash equivalents at beginning of period                   434,798         623,814
                                                              -------------    ------------

Cash and cash equivalents at the end of period                $    447,724     $   490,334
                                                              -------------    ------------
                                                              -------------    ------------


      See accompanying notes to condensed consolidated financial statements

                                                                       FORM 10-Q
                                                                          Page 8


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1995
                                   (UNAUDITED)





NOTE A  - BASIS OF PRESENTATION

     1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated statements for the year ended June 30, 1994 and the notes thereto. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     2) For interim statement purposes, the Company uses the gross profit method in computing inventories which consists of goods held for resale.

     3) Earnings per share have been computed based on weighted average number of shares outstanding including approximately 19,200 common stock equivalents for the period ending March 31, 1994. No common stock equivalents were included for the period ended March 31, 1995 as they were antidilutive. (See Note A-6)

     4)  INCOME TAXES

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for incomes taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                                                       FORM 10-Q
                                                                          Page 9

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




Effective July 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes of $241,000 in the condensed consolidated statement of earnings for the nine months ended March 31, 1994.


     5)  ACQUISITION

     On March 11, 1994, the Company purchased all of the outstanding common stock of a contract electronic assembly manufacturer for $1,796,355 in cash, financed in part by the Company securing a term loan. The acquisition was accounted for by the purchase method and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their fair market value as of the date of acquisition. The amount paid in excess of the fair market value, $500,661, is being amortized over a ten (10) year period and is included in the accompanying condensed consolidated financial statements as of March 31, 1995, net of accumulated amortization of $50,000.

     The pro-forma unaudited results of operations for the nine month and three month periods ended March 31, 1994, assuming consummation of the purchase and term loan borrowing as of July 1, 1993 is as follows:


                                        Nine Months         Three Months
                                        -----------         ------------
               Net sales                $82,709,000         $29,132,000
                                        -----------         -----------
                                        -----------         -----------

               Net earnings             $   679,000         $    32,000
                                        -----------         -----------
                                        -----------         -----------

               Net earnings per share   $       .36         $       .02
                                        -----------         -----------
                                        -----------         -----------

     6) On February 3, 1995, the Company announced a ten percent stock dividend, payable on March 10, 1995 to shareholders of record at the close of business on February 16, 1995. All references to earnings per share data have been restated to reflect the above stock dividend.

                                                                       FORM 10-Q
                                                                       Page  10


ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994


Net sales for the third quarter of fiscal 1995 increased 30% to $35,825,000 as compared to $27,528,000 for the third quarter of the 1994 fiscal year. Management is seeing increased sales in every segment of the business. This is a result of several factors, including: (a) extremely strong overall demand for products in the electronic component industry; (b) the efforts of sales and marketing personnel hired in prior quarters; and (c) sales from Nexus Custom Electronics, Inc., acquired in March, 1994. Net sales for the nine months ended March 31, 1995 increased 31% to $100,660,000, compared to $76,592,000 for the nine months ended March 31, 1994.


Gross profit margins for the three months ended March 31, 1995 increased slightly to 20.9% compared to 20.5% for the three months ended March 31, 1994. The favorable current market conditions have enabled the company to realize a modest increase. Gross profit margins for the nine months ended March 31, 1995, decreased slightly to 20.7% compared to 21.2% for the nine months ended March 31, 1994. The decrease was a result of competitive pressure.


Selling, general and administrative expenses (SG&A) decreased as a percentage of sales to 16.9% and 17.1% for the three and nine months, respectively, ended March 31, 1995 as compared to 17.2% and 18.0% for the same periods ended March 31, 1994. SG&A expenses increased significantly comparing the three and nine months ended March 31, 1995 to the respective periods last year. The acquisition of Nexus, selling cost associated with sales increase, and support cost necessary to handle the sales growth, all contributed to the increase.


Interest expense increased ninety nine percent (99%) and ninety seven percent (97%) for the three and nine months, respectively, ended March 31, 1995 and compared to the same periods ended March 31, 1994. This was primarily attributable to rising interest rates, additional borrowings to support sales growth and additional borrowings used in connection with the acquisition of Nexus. Interest expense will continue to be significantly higher in fiscal 1995 than in fiscal 1994 because of higher rates due to the debt incurred with the Nexus acquisition being carried for the full 1995 fiscal year.


Net earnings for the nine months ended March 31, 1995 were $1,264,000 as compared to $1,280,000 for the nine months ended March 31, 1994, after taking into account the cumulative effect of a change in accounting for income taxes of $241,000 in the first quarter of fiscal 1994. Earnings before the change in accounting for income taxes increased $226,000 (22%) for the current fiscal year. Net earnings for the third quarter of fiscal 1995 were 45% higher than net earnings in the comparable fiscal 1994 period, principally due to the significant increase in net sales.

                                                                       FORM 10-Q
                                                                         Page 11


LIQUIDITY AND CAPITAL RESOURCES


The Company's principal sources of capital to support operations and capital expenditures are (i) cash from operations and (ii) short term borrowings under a secured revolving $20,500,000 credit facility of which approximately $8,100,000 remains unused. Management believes that capital available from these sources will be more than sufficient to support operations at projected levels and does not anticipate making any significant capital expenditures during the balance of Fiscal 1995 which will exceed its available capital. Working capital at March 31, 1995 was $16,500,000, compared to $15,000,000 at March 31, 1994.

The Company's credit facility was recently enlarged, increasing the revolving credit portion to $20,500,000, resulting in a $30,000,000 total credit facility, $8,000,000 of which is in the form of a term loan which matures in the first quarter of the year ending June 30, 1997 and $1,500,000 of which is in the form of a second term loan, payable in 84 consecutive monthly installments of $17,857, which commenced in April, 1994. Additionally, the lender has reduced the Company's borrowing rate from prime +1% to prime. The Company relies on its credit facility as the principal source of working capital to fund operations.

                                                                       FORM 10-Q
                                                                         Page 12




PART II - OTHER INFORMATION




Item 1.        Legal Proceedings

                    Nothing to Report


Item 2.        Changes in Securities

                    Nothing to Report


Item 3.        Defaults Upon Senior Securities

                    Nothing to Report


Item 4.        Submission of Matters to a Vote of Security Holders

                    Nothing to Report


Item 5.        Other Information

                    On February 3, 1995, the Company announced a ten percent stock dividend, paid on March 10, 1995 to shareholders of record at the close of business on February 16, 1995.


Item 6.        Exhibits and Reports on Form 8-K

                    a)   Exhibits:  None

                    b)   Reports on Form 8-K:  None

                                  SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      JACO ELECTRONICS, INC.
                                            (Registrant)


                                     BY: /s/ Jeffrey D. Gash
                                        ---------------------
                                        Jeffrey D. Gash - Vice President/Finance
                                        (Principal Financial Officer)




DATED: May 12, 1995