Form 10-K/A
period 1995-06-30
JACO ELECTRONICS INC
filed 1995-10-13
CIK 52971

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM                TO                .

                            -----------------------------

                                     FORM 10-K/A
                                   AMENDMENT NO. 1

                            -----------------------------

                            COMMISSION FILE NUMBER 0-5896

                               JACO ELECTRONICS, INC.
               (Exact Name of Registrant as Specified in its Charter)

                  NEW YORK                                       11-1978958
       (State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
       Incorporation or Organization)

    145 OSER AVENUE, HAUPPAUGE, NEW YORK                            11788
  (Address of Principal Executive Offices)                       (Zip Code)

     COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 273-5500

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.10 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of Common Stock held by non-affiliates of the Company, computed by reference to the closing price on September 8, 1995 was $19,015,808.

     Number of shares outstanding of each class of common stock, as of September 8, 1995: 1,848,288

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III: Definitive Proxy Statement to be filed on or before October 30, 1995, under Regulation 14A, in connection with the Company's 1995 Annual Meeting of Shareholders.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Jaco Electronics, Inc., a New York corporation organized in 1961 (collectively with all of its subsidiaries, unless otherwise noted, "Jaco" or the "Company").

GENERAL

     Jaco markets and distributes passive and active electronic components to original equipment manufacturers ("OEMs") throughout the United States and Canada from two distribution centers located on the East and West Coasts and 12 sales offices located throughout the United States. The Company distributes products such as semiconductors, capacitors, resistors, electro-mechanical devices, computers and computer subsystems, which are used in the manufacture and assembly of electronic products. The Company also provides a variety of value-added services including configuring complete computer systems to customers' specifications, kitting the component requirements of certain customers, assembling fractional-horsepower electric motors to customers' specifications and furnishing contract manufacturing services. Value-added services are intended to attract new customers, maintain and increase sales to existing customers and, where feasible, generate additional revenues and improve margins from sales of components. In addition, these services are designed to respond to an industry trend of outsourcing, in which purchasing, manufacturing and distribution functions are allocated by customers to the most efficient provider. The Company entered the contract manufacturing business in March 1994, when it acquired all of the outstanding capital stock of Nexus Custom Electronics, Inc. ("Nexus"), a Vermont-based turnkey contract manufacturer of printed circuit boards ("PCBs"). Management believes the acquisition of Nexus has enabled, and will continue to enable, the Company to expand and broaden its range of value-added service capabilities. In the year ended June 30, 1995, Nexus products accounted for approximately 9% of the Company's total sales.

     The Company's core customer base consists primarily of small and medium-sized OEMs that produce electronic equipment used in a wide variety of industries, including manufacturers of telecommunications, computer, computer-related, medical and aerospace equipment. In addition, over the past three years, the Company has added larger, higher volume customers, including accounts with several Fortune 500 manufacturers. In the fiscal year ended June 30, 1995, the Company distributed electronic components to thousands of customers, none of which individually represented more than 3% of net sales.

     Jaco is a service-oriented company, built on strong customer and supplier relationships. The Company's inventory management and information systems assist its customers in controlling materials costs, in reducing cycle times and in keeping pace with rapidly occurring technological developments. The Company utilizes a computerized inventory control system to assist in the marketing of its products and coordinate purchases from suppliers with sales to customers. The Company's computer system provides detailed on-line information regarding the availability of the Company's entire stock of inventory located at its stocking facilities as well as on-line access to the inventories of some of the Company's major suppliers. Through the Company's integrated real-time information system, customers' orders can readily be tracked through the entire process of entering the order, reserving products to fill the order, ordering components from suppliers, if necessary, and shipping products to customers on scheduled dates. The Company is thus able to provide the type of distributor service required by its OEM customers that have adopted the "just-in-time" method of inventory procurement. The "just-in-time" method is utilized in an effort to operate more efficiently and profitably by relying on scheduled deliveries of such components at the time they are needed in the production process and thereby reducing inventories of components.

     The Company provides additional customer support through technically competent product managers and field engineers, value-added services and electronic data interchange. Management believes that the Company's logo, "Today Isn't Soon Enough," is widely recognized in the electronics distribution industry and articulates the Company's approach and commitment to servicing its customers.

INDUSTRY OVERVIEW

     Over the past 30 years, the electronics industry has grown significantly as a result of increased demand for products incorporating sophisticated electronic components, such as telecommunications, computer and medical equipment. This industry growth has been matched by an increase in the number of products, component manufacturers and OEMs.

     The electronics distribution industry has become an increasingly important sales channel for the electronics industry because distributors can market component manufacturers' products to a broader range of OEMs than such manufacturers could economically serve with their direct sales forces. Historically, manufacturers of electronic components have sold directly to large OEMs and relied upon distributors to serve smaller customers. Today, distributors have become more of an extension of component manufacturers' product delivery channels by providing value-added services and technical support to customers, by stocking sufficient inventory to ensure timely delivery of components and by managing customer credit. Distributors also work with OEMs to ensure that manufacturers' components are integrated into the design of new products.

     According to the National Electronics Distributors Association, an industry trade association, in 1994 the electronics distribution industry recorded approximately $17 billion in sales. Of these sales, approximately $10.9 billion consisted of sales of semiconductors and computer products, which accounted for approximately 48% of the Company's net distribution sales for the year ended June 30, 1995. Approximately $5.4 billion of industry sales consisted of sales of interconnect (connectors, sockets), electromechanical (relays, switches) and passive (resistors, capacitors) components, which products accounted for approximately 52% of the Company's net distribution sales in the year ended June 30, 1995.

PRODUCTS

     The Company currently distributes over 60,000 stock items. Management believes that it is necessary for the Company to carry a wide variety of items in order to fully service its customers requirements and, in addition, many suppliers require the Company to carry their full product line.

     The components distributed by the Company are used in the assembly and manufacture of electronic equipment such as computers, data transmission and telecommunications equipment and transportation equipment, including electronic signals and aircraft, and a broad variety of other electronic products. The Company's products fall into two broad categories: "passive" components and "active" components.

     Passive components consist primarily of capacitors, electromechanical devices, fractional-horsepower motors and resistors. Passive products accounted for approximately 57%, 52% and 52% of the Company's net distributor sales in the fiscal years ended June 30, 1993, June 30, 1994 and June 30, 1995, respectively. The Company believes that the number of passive components of the types distributed by the Company that are used in personal computers has been increasing as the speed and capacity of semiconductors has increased.

     Active components include semiconductors and computer subsystems. Semiconductors consist of such items as integrated circuits and discrete components, transistors, diodes, dynamic RAMs, static RAMs, video RAMs and MOSFETs. Computer subsystems are an integral part of personal computers and computer workstations and incorporate such items as disk drives, tape drives, floppy disks and controllers. These products represented approximately 43%, 48% and 48% of the Company's net distributor sales in the fiscal years ended June 30, 1993, June 30, 1994 and June 30, 1995, respectively.

VALUE-ADDED SERVICES

     The Company provides a number of value-added services which are intended to attract new customers, to maintain and increase sales to existing customers and, where feasible, to generate additional revenues and improve margins from sales of components. Value-added services include:

     - Configuring Computer Systems. Subsystem integration is a service offered by the Company where it offers turnkey solutions to customers' computer requirements by integrating such components as disks, tapes and floppy disk drives with other components, including power suppliers, enclosures, interface electronics cables and converters and active components to configure complete computer systems to customer specifications, both in tower and desktop configurations.

     - Kitting. Kitting of customer component product requirements is provided to fill a segment or a complete order of products to a select customer base. Kitting consists of assembling to a customer's specifications two or more of the Company's 60,000 stock items into pre-packaged kits ready for use in the customer's assembly line.

     - Motor Assembly. The Company assembles fractional-horsepower electric motors in conformity with customer specifications. The Company's Hauppauge, New York distribution center is one of only two authorized by the Globe Motors division of Labinal Components and Systems, Inc. as a Globe Motors assembly center.

     - Contract Manufacturing. The Company also furnishes turnkey contract manufacturing of PCBs for OEMs using both conventional pin-through-hole and more advanced surface mount technologies. Contract manufacturing operations involve assembling PCBs to customer specifications utilizing components from suppliers with whom the Company has distribution agreements and other suppliers. As a turnkey contract manufacturer of PCBs, the Company procures the required raw materials and components, manages the assembly and test operations, and supplies the PCBs in accordance with the customer's delivery schedule and quality requirements for the finished product.

SALES AND MARKETING

     Management believes the Company has developed valuable long-term customer relationships and an in-depth understanding of its customers' needs and purchasing patterns. Jaco serves a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense, aerospace, medical equipment and other industries. None of the Company's customers individually represented more than 3% of net sales in the fiscal years ended June 30, 1994 and June 30, 1995.

     The Company's sales personnel are trained to identify their customers' requirements and to actively market the Company's entire product line to satisfy those needs. For example, the Company's sales staff and field engineers regularly meet with customers' engineers and designers to discuss prospective needs and potential design or procurement problems and enable the sales personnel to recommend use of products which meet the customers' performance criteria, are cost-effective and target specifically identified problems.

     Sales are made throughout the United States and Canada from the sales departments maintained at the Company's two distribution facilities located on the East and West Coasts of the United States in California and New York and from 12 additional sales offices located in Florida, Maryland, Massachusetts, Minnesota, North Carolina, Oregon, Texas, Washington and Colorado (established in September 1995). The Company currently has plans to open a total of three additional sales offices in the Rocky Mountain States, the Midwest and the Southeast. Sales are made primarily through personal visits by the Company's employees and by a staff of trained telephone sales personnel who answer inquiries and receive and process orders from customers. In addition, the Company utilizes the services of independent sales representatives whose territories include parts of the United States, Canada, and several foreign countries. These sales representatives operate under agreements which are terminable by either party upon 30 days' notice. Independent sales representatives are authorized to solicit sales of all of the Company's product lines and are prohibited from representing competing product lines.

     In the fiscal year ended June 30, 1995, 92% of the Company's sales were produced by Company sales personnel and 8% by independent sales representatives, one of whom produced approximately $4.7 million in revenue. No other representative produced more than $2 million in revenue. The Company believes that the termination of any independent sales representative would not have a material adverse effect upon its business.

BACKLOG

     The Company's backlog consists of purchase orders received from customers for products scheduled for delivery within the next twelve months. The Company's backlog was $31.3 million at June 30, 1994, compared to $44.9 million at June 30, 1995. Orders constituting the Company's backlog are subject to delivery rescheduling, price negotiations and cancellations by the buyer, sometimes without penalty or notice. Backlog is not necessarily indicative of future sales for any particular period and, the Company expects that in the normal course of business, less than all backlogged orders will be filled.

OPERATIONS

     Component Distribution. Inventory management is critical to a distributor's business. The Company constantly focuses on a high number of resales or "turns" of existing inventory to reduce exposure to product obsolescence and changing customer demand.

     The Company's central computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information of Jaco's distribution business. Each of the Company's sales departments and offices is electronically linked to the Company's central computer system which provides fully integrated on-line real-time data with respect to the Company's inventory levels. The Company's inventory management system was developed internally by Jaco and is considered proprietary. Inventory turns are tracked by vendor, and the Company's inventory management system provides immediate information to assist in making purchasing decisions and decisions as to which inventory to exchange with suppliers under stock rotation programs. The Company's inventory management system also uses bar-code technology along with scanning devices, which are supplied by Jaco to certain customers, and is networked to the facilities of select customers. In some cases, customers use computers that interface directly with the Company's computers to identify available inventory and rapidly process orders. This system enables the Company to more effectively manage its inventory and to respond more quickly to customer requirements for timely and reliable delivery of components. The Company's turnover ratio was approximately 4.6x for the year ended June 30, 1995.

     Approximately 75% of the Company's component distribution inventory is maintained at its East Coast distribution center in Hauppauge, New York. Most of the remaining inventory is maintained at the Company's West Coast facility in Westlake Village, California, approximately 35 miles north of Los Angeles. The Company also monitors supplier stock rotation programs, inventory price protection, rejected material and other factors related to inventory quality and quantity.

     Contract Manufacturing. The Company conducts its contract manufacturing operations through Nexus at an approximately 32,600 square foot facility located in Brandon, Vermont. Nexus provides turnkey contract manufacturing of PCBs for OEMs. "Turnkey" is an industry term that describes a contract manufacturer that buys customer-specified components from suppliers, assembles the components onto finished PCBs and performs post-assembly testing. OEMs then incorporate the PCBs into finished products. In assembling PCBs, Nexus is capable of employing both pin-through-hole ("PTH") and surface mount technologies ("SMT"). PTH is a method of assembling PCBs in which component leads are inserted and soldered into plated holes in the board. SMT is a method of assembling PCBs in which components are fixed directly to the surface of the board, rather than being inserted into holes. The SMT process allows for more miniaturization, cost savings and shorter lead paths between components (which results in greater signal speed). In the fiscal year ended June 30, 1995, the Company borrowed $500,000 to purchase machinery and equipment in order to expand Nexus' SMT assembly capability and plans in the fiscal year ending June 30, 1996 to invest approximately $500,000 in additional machinery and equipment as part of the Company's ongoing program to upgrade Nexus' operations.

     Nexus maintains strict quality control procedures for its products, including use of total quality management ("TQM") systems. All incoming raw materials and components are checked by the Nexus quality control personnel. During the production stage, quality control personnel check all work in process at several points in the production process. Finally, after the assembly stage, Nexus conducts random testing of finished products. When requested by OEM customers, Nexus provides a limited warranty for products it manufactures.

     Nexus' manufacturing facility has earned ISO 9002 certification. The ISO is a Geneva-based organization dedicated to the development of worldwide standards for quality management guidelines and quality assurance. ISO 9002 is the ISO level appropriate for manufacturers like Nexus. Nexus' receipt of ISO 9002 certification demonstrates that Nexus' manufacturing operations meet the established world standards.

     Management believes sophisticated customers increasingly are requiring their manufacturers to be ISO 9002-certified and that OEMs that are not so qualified are increasingly looking to manufacturers like Nexus that have done so, rather than undertaking the expensive and time-consuming process of qualifying their own operations.

SUPPLIERS

     Manufacturers of passive and active electronic components are increasingly relying on the marketing, customer service and other resources of a limited number of distributors who market their product lines to customers not normally served by the manufacturer, and to supplement the manufacturer's direct sales efforts in other accounts. Manufacturers seek distributors who have strong relationships with desirable customers, are financially strong, have the infrastructure to handle large volumes of products and can assist customers in the design and use of the manufacturers' products. Currently, the Company has non-exclusive distribution agreements with many manufacturers, including Globe Motors (a division of Labinal Components and Systems, Inc.), International Resistive Company, Inc., Kemet Electronics Corporation, Micropolis Corporation, Mitel Inc., Rohm Company, Limited, Samsung Semiconductor, Inc., Vishay Intertechnology, Inc., and Zetex, Inc. Management continuously seeks to identify potential new suppliers and obtain additional distributorships for new lines of products. Management believes that such expansion and diversification will increase the Company's sales and market share.

     In the fiscal year ended June 30, 1995, of the Company's top ten suppliers, three, AVX, Kemet and Samsung, accounted for 15%, 13%, and 9% respectively, of net sales and the remaining seven each accounted for between 2% and 5% of net sales. No other supplier accounted for more than 2% of net sales. As is common in the electronics distribution industry, from time to time the Company has experienced terminations of relationships with suppliers which affected its results of operations in post-termination fiscal periods. For example, in June 1995, the Company's largest supplier, AVX, canceled its distributor agreement with the Company. While the Company believes that it will be able to replace a major portion of those sales with sales of other product lines from other suppliers and in August 1995 the Company entered into distribution agreements with Sprague, Inc. and Johanson Dielectric, Inc., there can be no assurance that it will, in fact, be able to replace the AVX sales.

     The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements. Selection as an authorized distributor is a valuable marketing tool for the Company because customers receive warranty protection and support from manufacturers when they purchase products from the Company. As an authorized distributor, the Company is able to offer customers marketing and engineering support from the product manufacturers, which enhances the Company's ability to attract new customers and close sales.

     Most of the Company's distributor agreements are cancelable by either party, typically upon 30 to 90 days' notice. These agreements typically provide for price protection, stock rotation privileges and the right to return certain inventory if the agreement is canceled. Price protection is typically in the form of a credit to the distributor for any inventory in the distributor's possession for which the manufacturer reduces its prices. Stock rotation privileges typically allow the Company to exchange inventory in an amount up to 5% of a prior period's purchases. Upon termination of a distributor agreement, the right of return typically requires the manufacturer to repurchase the Company's inventory at the Company's adjusted purchase price. The Company believes that the above-described provisions of its distributorship agreements generally have served to reduce the Company's exposure to loss from unsold inventory. As such price protection and stock rotation privileges are limited in scope, there can be no assurance that the Company will not experience significant losses from unsold inventory in the future.

COMPETITION

     The electronics distribution industry is highly competitive, primarily with respect to price and product availability. The Company believes that the breadth of customer base, services and product lines, its level of technical expertise and the quality of its services generally are also particularly important. The Company competes with large national distributors such as Arrow Electronics, Inc. and Avnet, Inc., as well as regional and specialty distributors, many of whom distribute the same or competitive products. Many of the Company's competitors have significantly greater name recognition and greater financial and other resources than those of the Company.

     The Company encounters some competition from products manufactured abroad and distributed domestically. Such foreign-manufactured products are often sold at prices below the Company's prices for comparable products. The Company competes by providing its customers with reliable, rapid delivery of products that meet strict quality control standards and by providing value-added services not available from foreign distributors.

     The PCB contract manufacturing industry is highly fragmented. Many large contract manufacturers operate high-volume facilities and primarily focus on high-volume markets, such as the personal computer and disk drive industries. This segment of the contract manufacturing industry is characterized by relatively high levels of volatility, competition and pricing and margin pressure. In contrast, other contract manufacturers focus on low-to-medium volume and service-intensive products, where the value-added component represents a relatively high percentage of the overall value of the finished product.

     The Company believes that contract manufacturers which are affiliated or integrated with electronics distributors have competitive advantages over comparably-sized, stand-alone contract manufacturers. Distributors can reduce the risk of inventory obsolescence through stock rotation privileges and inventory price protection and can also take advantage of material acquisition skills, just-in-time delivery expertise and broad supplier relationships.

EMPLOYEES

     At August 31, 1995, the Company had a total of 404 employees, of which 128 were employed by Nexus. Of total employees, 11 were engaged in administration, 55 were managerial and supervisory employees, 128 were in sales and 210 performed warehouse, manufacturing and clerical functions. Of these employees, Nexus employed one in administration, 14 in management and supervisory positions, six in sales and 108 in warehouse, manufacturing and clerical functions. There are no collective bargaining contracts covering any of the Company's employees. The Company believes its relationship with its employees is satisfactory.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Jaco is a distributor of electronic components and provider of contract manufacturing and value-added services. Products distributed by Jaco include semiconductors, capacitors, resistors and electro-mechanical devices and motors used in the assembly and manufacturing of electronic equipment.

     The Company's customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (outsourcing). The Company intends to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by Jaco consist of configuring complete computer systems to customer specifications both in tower and desktop configurations, kitting (e.g. supplying sets of specified quantities of products to a customer that are prepackaged for ease of feeding the customer's production lines), assembling fractional-horsepower electric motors and turnkey contract manufacturing through Nexus.

     In March 1994, the Company entered the contract manufacturing business through the acquisition of all the outstanding shares of capital stock of Nexus, paying approximately $1,800,000 which was financed in part from a $1,500,000 term loan obtained under the Company's Credit Facility. See Notes E and I of Notes to Consolidated Financial Statements. During the year ended June 30, 1995, the Company devoted significant efforts to improving the performance of Nexus including: capital expenditures in excess of $500,000 to improve Nexus' capabilities for surface mount technology in the assembly of PCBs; consolidation of Nexus' operational facilities from three buildings into one building; utilization of Jaco's sales force in the Northeast to generate new customers for Nexus; and reduction in the cost of components purchased by Nexus by consolidating such purchases with other components purchased by Jaco.

     The Company's sales from value-added services represented $18.1 million, or 13% of net sales in the year ended June 30, 1995, $8.9 million or 8% of net sales in the year ended June 30, 1994, and $5.4 million or 6% of net sales in the year ended June 30, 1993. Of these sales, sales from contract manufacturing through Nexus, which was acquired in March 1994, were $2.7 million or 2.6% of net sales in the year ended June 30, 1994 and $12.1 million or 8.7% of net sales in the year ended June 30, 1995.

RESULTS OF OPERATIONS

     The following table sets forth certain items in the Company's statements of earnings as a percentage of net sales for the periods shown:

                                                                    YEAR ENDED JUNE 30,
                                                                ---------------------------
                                                                1993       1994       1995
                                                                -----      -----      -----
    Net sales.................................................  100.0%     100.0%     100.0%
    Cost of goods sold........................................   78.2       78.9       79.2
                                                                -----      -----      -----
    Gross profit..............................................   21.8       21.1       20.8
    Selling, general and administrative expenses..............   18.4       18.2       17.0
                                                                -----      -----      -----
    Operating profit..........................................    3.4        2.9        3.8
    Interest expense..........................................    1.2        1.1        1.5
                                                                -----      -----      -----
    Earnings before income taxes and cumulative
      effect of a change in accounting........................    2.2        1.8        2.3
    Income tax expense........................................     .8         .7         .9
                                                                -----      -----      -----
    Earnings before cumulative effect of a change
      in accounting...........................................    1.4        1.1        1.4
    Cumulative effect of a change in accounting
      for income taxes........................................     --         .3         --
                                                                -----      -----      -----
    Net earnings..............................................    1.4%       1.4%       1.4%
                                                                =====      =====      =====

COMPARISON OF YEAR ENDED JUNE 30, 1995 ("FISCAL 1995") WITH YEAR ENDED JUNE 30, 1994 ("FISCAL 1994")

     Net sales were $138.7 million for fiscal 1995, an increase of $33.5 million or 32% as compared to $105.2 million for fiscal 1994. The increase in sales is the result of several factors, including strong overall demand for components in the electronics industry generally, and the establishment of new offices and expansion of sales forces in existing offices to grow the distribution business. In addition, revenue from contract manufacturing by Nexus increased to approximately $12.1 million in fiscal 1995, from $2.7 million in fiscal 1994. Nexus was acquired in March 1994. Accordingly, the results of its operations for only three and a half months of fiscal 1994 were included in fiscal 1994 results of operations.

     Gross profit margins, as a percentage of net sales, decreased slightly from 21.1% in fiscal 1994 to 20.8% in fiscal 1995. This was primarily due to intense price competition relating to disk drives. The Company realized an improvement in gross profit margins in its distribution business during the second half of fiscal 1995 as a result of strong demand for products other than disk drives, which have lower gross profit margins. The Company believes that the continuation of such demand, combined with emphasis on components which are more profitable than disk drives, should enable gross profit margins to improve.

     Selling, general and administrative expenses were $23.6 million in fiscal 1995, an increase of $4.4 million, or 22.9%, from $19.2 million in fiscal 1994. The addition of two new sales offices, coupled with the hiring of additional sales personnel both for the new offices and existing sales offices and the inclusion of a full year of Nexus' operating results, produced the increase. Selling, general and administrative expenses, as a percentage of 1995 net sales, declined to 17.0% from 18.2% in fiscal 1994. Strict attention to cost containment resulted in the reduction. The Company believes that if net sales continue to increase then selling, general and administrative expenses will decrease as a percentage of net sales.

     Interest expense increased to $2.0 million in fiscal 1995 from $1.1 million in fiscal 1994. This increase was primarily attributable to rising interest rates, borrowings to support sales growth and additional borrowings used in connection with the acquisition of Nexus.

     Nexus recently moved operations from two formerly leased facilities in Vermont and Massachusetts and consolidated such operations at its Brandon, Vermont headquarters.

     Net earnings for fiscal 1995 were $1.9 million, an increase of approximately $500,000 or 34.0%, as compared to $1.4 million for fiscal 1994, after taking into account the cumulative effect of a change in accounting for income taxes of $241,000 in the fiscal year ended June 30, 1994. Earnings before the change in accounting for income taxes increased $727,000 (61%) in fiscal 1995 as compared to fiscal 1994. Growth in the Company's distribution business was primarily responsible for the growth in earnings. Nexus currently is realizing modest profits after its first full year as a subsidiary.

COMPARISON OF YEAR ENDED JUNE 30, 1994 WITH YEAR ENDED JUNE 30, 1993 ("FISCAL 1993")

     Net sales were $105.2 million for fiscal 1994, an increase of $8.5 million or 8.8% as compared to $96.7 million for fiscal 1993. Management attributes the increase to continued penetration in existing markets, the opening of sales offices in Minnesota and Oregon, and the acquisition of Nexus. Net sales of Nexus were $2.7 million for the period following its acquisition (March
11 -- June 30, 1994) or 2.6% of consolidated fiscal 1994 net sales. Nexus, as a contract manufacturer, competes in a rapidly growing segment of the electronics market.

     Fiscal 1994 gross profit margins, as a percentage of net sales, decreased compared to fiscal 1993. This was primarily attributable to active components having represented an increasing percentage of the Company's product mix in fiscal 1994. These products are historically sold at lower margins than passive components.

     Selling, general and administrative expenses were $19.2 million in fiscal 1994, an increase of $1.4 million, or 8.0% compared to $17.8 million in fiscal 1993. Increases in selling, general and administrative expenses resulted from an expanded sales and support workforce, the establishment of additional sales offices and the incremental selling, general and administrative expenses incurred as a result of the acquisition of Nexus.

     Interest expense increased 3.7% to $1.1 million in fiscal 1994 compared to fiscal 1993 due to rising interest rates and additional borrowings to support sales growth and used in connection with the acquisition of Nexus.

     While net income was approximately $1.4 million both in fiscal 1994 and fiscal 1993, fiscal 1994 included a $241,000 benefit resulting from the Company's adoption of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The benefit derived from sales growth was more than offset by decreases in gross profit margins and increased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a total credit facility of $30,000,000, $8,000,000 of which is structured as a term loan, $1,500,000 (the outstanding balance of which at August 31, 1995 was approximately $1,196,000) of which is structured as a term loan, payable in equal monthly installments of $17,857 and the balance of which is structured as a revolving line of credit. During fiscal 1995, the borrowing rate was reduced from prime +1% to a rate equal to the higher of prime rate or the federal funds rate + 1/2% or, at the Company's option, LIBOR plus 2.5% for fixed periods of time. The Company must comply with various financial covenants, with all of which the Company believes itself to be in compliance. As of August 31, 1995, the Company had outstanding borrowings of $25.3 million, with additional borrowing capacity of $4.7 million available under the revolving line of credit.

     Working capital increased to $30.7 million as of June 30, 1995, as compared to $15.2 million as of June 30, 1994, an increase of $15.5 million or 102%. The increase was primarily attributable to the Company's restructuring of its Credit Facility which, among other things, extended its maturity date to September 1998; the Company's profitable results during fiscal 1995; and higher inventory necessary to support the Company's increased level of sales and resulting increased accounts receivable.

     During fiscal 1995, the Company's net cash used in operating activities increased to $4.0 million from $127,000 in fiscal 1994 as a result of increases in accounts receivable and inventory, which were partially offset by increases in accounts payable, all of which is a reflection of higher sales. In fiscal 1995 the Company increased its borrowings under its Credit Facility by $4.6 million principally to provide cash for operating activities. In March 1995, Nexus borrowed $500,000 to purchase machinery and equipment in order to expand Nexus' surface mount assembly capacity. Management anticipates investing approximately $500,000 in fiscal 1996 for additional machinery and equipment as part of an ongoing program to upgrade Nexus' operations. The Company's cash expenditures may vary significantly from its current expectations, based on a number of factors, including but not limited to, future acquisitions, if any.

     For both fiscal 1994 and 1995, inventory turnover was 4.6x. The average age of the Company's accounts receivable at June 30, 1995 was 50 days, as compared to 52 days at June 30, 1994. The Company did not experience any significant trade collection difficulties during fiscal 1995.

     The Company's lenders under its Credit Facility have advised the Company of their willingness to increase the maximum amount thereof to $33 million. The Company expects that cash flow from operations and funds available under its Credit Facility, as same may be so amended, will be sufficient to fund the Company's capital needs for at least the next 12 months.

INFLATION

     Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     For an index to the financial statements and supplementary data, see Item 14(a).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                   PAGE
                                                                                  -------
    (a)(1) Financial Statements included in Part II, Item 8, of this Report:
    Index to Consolidated Financial Statements and Schedule.....................     F-1
    Report of Independent Certified Public Accountants..........................     F-2
    Consolidated Balance Sheets.................................................     F-3
    Consolidated Statements of Earnings.........................................     F-4
    Consolidated Statement of Changes in Shareholders' Equity...................     F-5
    Consolidated Statements of Cash Flows.......................................     F-6
    Notes to Consolidated Financial Statements..................................     F-7
    (a)(2) Financial Statement Schedule included in Part IV of this Report:
    Report of Independent Certified Public Accountants on Schedule..............    F-18
    Schedule II -- Valuation and Qualifying Accounts............................    F-19

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

 EXHIBIT
   NO.
----------
 3.1         Restated Certificate of Incorporation adopted November, 1987, incorporated by reference to the Company's definitive proxy statement distributed in connection with the Company's annual meeting of shareholders held in November, 1987, filed with the SEC on November 3, 1986, as set forth in Appendix A to the aforesaid proxy statement.

 3.2         Restated By-Laws adopted June 18, 1987, incorporated by reference to the
             Company's Annual Report on Form 10-K for the year ended June 30, 1987, ("the
             Company's 1987 10-K"), Exhibit 3.2.

 4.1         Form of Common Stock Certificate, incorporated by reference to the Company's
             Registration Statement on Form S-1, Commission File No. 2-91547, filed June 9,
             1984, Exhibit 4.1.

10.1         Sale and leaseback with Bemar Realty Company (as assignee of Hi-Tech Realty
             Company), incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1983, Exhibit 10(1), pages 48-312.

10.2         Amendment No. 1 to Lease between the Company and Bemar Realty Company (as assignee of Hi-Tech Realty Company), incorporated by reference to the Company's
             Registration Statement on Form S-1, Commission File No. 2-91547, filed June 9,
             1984, Exhibit 10.2.

10.3         Employment Agreement between Joel Girsky and the Company, dated December 29,
             1989, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1990, Exhibit 10.3, pages 47-52.

10.4         1980 Stock Incentive Plan, incorporated by reference to the Company's
             Registration Statement on Form S-1, Commission File No. 2-91547, filed June 9,
             1984, Exhibit 10.4, pages 168-172.

10.5         Restated 1981 Incentive Stock Option Plan, incorporated by reference to the
             Company's 1987 10-K, Exhibit 10.1.

10.6         1993 Non-Qualified Stock Option Plan, incorporated by reference to the Company's
             Annual Report on Form 10-K for the year ended June 30, 1993, Exhibit 10.6.

10.7         Stock Purchase Agreement, dated as of February 8, 1994 by and among the Company and Reilrop, B.V. and Guaranteed by Cray Electronics Holdings PLC, incorporated by reference to the Company's Current Report on Form 8-K, dated March 11, 1994.

 EXHIBIT
   NO.
----------
10.8         1993 Stock Option Plan for Outside Directors, incorporated by reference to the
             Company's Annual Report on Form 10-K for the year ended June 30, 1994, Exhibit
             10.8.
10.9         Employment Agreement between Joel Girsky and the Company, dated October 5, 1994, incorporated by reference to the Company's Annual Report on Form 10-K for the
             year ended June 30, 1994, Exhibit 10.9.
10.10        Authorized Electronic Industrial Distributor Agreement, dated as of August 24,
             1970 by and between AVX and the Company.
10.11        Electronics Corporation Distributor Agreement, dated November 15, 1974, by and between Kemet and the Company.
21.1         Subsidiaries of the Company, incorporated by reference to the Company's Annual
             Report on Form 10-K for the year ended June 30, 1994, Exhibit 21.
23.1         Consent of Grant Thornton LLP.
23.1.1       Consent of Grant Thornton LLP (Dated October 12, 1995).
27.          Financial Data Schedule.
99.1         General Loan and Security Agreement dated January 20, 1989, between the Company as borrower and The Bank of New York Commercial Corporation ("BNYCC") as secured party, incorporated by reference to the Company's Current Report on Form 8-K, filed January 31, 1989, Exhibit 28(1).
99.2         Loan and Security Agreement -- Accounts Receivable and Inventory, dated January
             20, 1989, between the Company and BNYCC, incorporated by reference to the
             Company's Current Report on Form 8-K, filed January 31, 1989, Exhibit 28(2).
99.3         Letter of Credit and Security Agreement, dated January 20, 1989, between the
             Company and BNYCC, incorporated by reference to the Company's Current Report on
             Form 8-K, filed January 31, 1989, Exhibit 28(3).
99.4         Amendment to Term Loan Notes (the "Term Notes") executed by the Company in favor of BNYCC dated January 13, 1992, together with Letters from R.C. Components,
             Inc., Quality Components, Inc., Micatron, Inc. and Distel, Inc., each a subsidiary of the Company and a guarantor of the obligations evidenced by the
             Term Notes, to BNYCC acknowledging the amendment to the Term Notes for the extension of the maturity date of each such note, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1992,
             Exhibit 28.4.
99.5         Amendment Nos. 1 through 4 to Loan and Security Agreement between the Company and
             BNYCC, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, Exhibit 99.5.
99.6         $1,500,000 Additional Term Loan Note, executed by the Company in favor of BNYCC, dated March 11, 1994, incorporated by reference to the Company's Annual Report on
             Form 10-K for the year ended June 30, 1994, Exhibit 99.6.
99.7         Restated and Amended Loan and Security Agreement, dated April 25, 1995, among the
             Company, Nexus and BNYCC, together with an Amendment to Term Loan Note executed by the Company in favor of BNYCC and Letter executed by R.C. Components, Inc.,
             Quality Components, Inc., Micatron, Inc., Distel, Inc. and Jaco Overseas, Inc.

     (b) Reports on Form 8-K filed during last quarter of the period covered by this Report:

        None.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                        PAGE
                                                                                        ----
Consolidated Financial Statements
  Report of Independent Certified Public Accountants..................................   F-2
  Consolidated Balance Sheets.........................................................   F-3
  Consolidated Statements of Earnings.................................................   F-4
  Consolidated Statement of Changes in Shareholders' Equity...........................   F-5
  Consolidated Statements of Cash Flows...............................................   F-6
  Notes to Consolidated Financial Statements..........................................   F-7
Schedule
  Report of Independent Certified Public Accountants on Schedule......................  F-18
  Schedule II -- Valuation and Qualifying Accounts....................................  F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
  JACO ELECTRONICS, INC.

     We have audited the accompanying consolidated balance sheets of Jaco Electronics, Inc. and Subsidiaries (the "Company") as of June 30, 1994 and 1995, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jaco Electronics, Inc. and Subsidiaries as of June 30, 1994 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal 1994.

                                          GRANT THORNTON LLP

Melville, New York
August 15, 1995, except for Note H, as to which the date is August 30, 1995

                    JACO ELECTRONICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                    JUNE 30,

                                                                       1994           1995
                                                                    ----------     ----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents......................................    $  434,798     $  393,671
  Accounts receivable, less allowance for doubtful accounts of
     $610,000 in 1994 and 1995...................................    17,135,923     20,437,664
  Inventories....................................................    20,081,596     26,653,881
  Prepaid expenses and other.....................................     1,072,219      1,256,319
  Due from officers..............................................       291,119        309,808
  Deferred income taxes..........................................       433,000        571,000
                                                                    -----------    -----------
     Total current assets........................................    39,448,655     49,622,343
PROPERTY, PLANT AND EQUIPMENT -- AT COST, NET....................     3,560,786      4,106,221
DEFERRED INCOME TAXES............................................       199,000        174,000
EXCESS OF COST OVER NET ASSETS ACQUIRED,
  less accumulated amortization of $216,800 in 1994 and
  $297,700 in 1995...............................................     1,515,900      1,353,031
OTHER ASSETS.....................................................       960,687      1,067,643
                                                                    -----------    -----------
                                                                    $45,685,028    $56,323,238
                                                                    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable...............................................   $13,593,794    $16,651,774
  Notes payable -- bank..........................................     8,938,087
  Current maturities of long-term debt and
     capitalized lease obligations...............................       346,172        452,995
  Accrued expenses...............................................     1,262,916      1,300,611
  Income taxes payable...........................................       147,499        475,702
                                                                    -----------    -----------
     Total current liabilities...................................    24,288,468     18,881,082
LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS.................     9,694,108     23,665,624
DEFERRED COMPENSATION............................................       500,000        550,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock -- authorized, 100,000 shares, $10 par value;
     none issued
  Common stock -- authorized, 5,000,000 shares, $.10 par value;
     issued and outstanding, 1,652,309 and 2,464,384 shares,
     respectively................................................       165,231        246,438
  Additional paid-in capital.....................................     3,810,516      5,013,663
  Retained earnings..............................................     7,226,705      7,966,431
                                                                    -----------    -----------
                                                                     11,202,452     13,226,532
                                                                    -----------    -----------
                                                                    $45,685,028    $56,323,238
                                                                    ===========    ===========

        The accompanying notes are an integral part of these statements.

                    JACO ELECTRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                              YEAR ENDED JUNE 30,

                                                         1993          1994           1995
                                                      ----------    -----------    -----------
Net sales..........................................   $96,675,405   $105,213,077   $138,683,331
Cost of goods sold.................................    75,630,576     83,038,254    109,902,639
                                                      -----------   ------------   ------------
  Gross profit.....................................    21,044,829     22,174,823     28,780,692
Selling, general and administrative expenses.......    17,785,532     19,154,802     23,551,196
                                                      -----------   ------------   ------------
  Operating profit.................................     3,259,297      3,020,021      5,229,496
Interest expense...................................     1,077,902      1,117,354      2,010,554
                                                      -----------   ------------   ------------
  Earnings before income taxes and cumulative
     effect of a change in accounting for income
     taxes.........................................     2,181,395      1,902,667      3,218,942
Income tax provision...............................       797,000        714,000      1,303,000
                                                      -----------   ------------   ------------
  Earnings before cumulative effect of a change in
     accounting for income taxes...................     1,384,395      1,188,667      1,915,942
Cumulative effect of a change in accounting for
  income taxes.....................................                      241,000
                                                      -----------   ------------   ------------
  NET EARNINGS.....................................   $ 1,384,395   $  1,429,667   $  1,915,942
                                                      ===========   ============   ============
Earnings per common share:
Earnings before cumulative effect of a change in
  accounting for income taxes......................   $       .55   $        .47   $        .78
  Cumulative effect of a change in accounting for
     income taxes..................................                          .09
                                                      -----------   ------------   ------------
  Net earnings per common share....................   $       .55   $        .56   $        .78
                                                      ===========   ============   ============
Weighted average common and common equivalent
  shares outstanding...............................     2,522,980      2,551,173      2,461,091
                                                      ===========   ============   ============

        The accompanying notes are an integral part of these statements.

                    JACO ELECTRONICS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1993, 1994 AND 1995

                                                               ADDITIONAL                   TOTAL
                                                                PAID-IN     RETAINED    SHAREHOLDERS'
                                         SHARES      AMOUNT     CAPITAL     EARNINGS       EQUITY
                                        ---------   --------   ----------   ---------   -------------
Balance at July 1, 1992...............  1,708,637   $170,864   $3,936,613   $4,412,643   $  8,520,120
Net earnings..........................                                      1,384,395       1,384,395
                                        ---------   --------   ----------   ---------   -------------
Balance at June 30, 1993..............  1,708,637    170,864    3,936,613   5,797,038       9,904,515
Cancellation of shares in satisfaction
  of amounts due in connection with a
  previous acquisition................    (56,953)    (5,695)    (126,972)                   (132,667)
Exercise of stock options.............        625         62          875                         937
Net earnings..........................                                      1,429,667       1,429,667
                                        ---------   --------   ----------   ---------   -------------
Balance at June 30, 1994..............  1,652,309    165,231    3,810,516   7,226,705      11,202,452
Exercise of stock options.............     28,000      2,800      105,700                     108,500
10% stock dividend....................    167,979     16,798    1,159,056   (1,175,854)
Payment for fractional shares
  resulting from 10% stock dividend...                                           (362)           (362)
4-for-3 stock split...................    616,096     61,609      (61,609)
Net earnings..........................                                      1,915,942       1,915,942
                                        ---------   --------   ----------   ---------   -------------
Balance at June 30, 1995..............  2,464,384   $246,438   $5,013,663   $7,966,431   $ 13,226,532
                                         ========   ========    =========   =========      ==========

         The accompanying notes are an integral part of this statement.

                    JACO ELECTRONICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEAR ENDED JUNE 30,

                                                        1993           1994           1995
                                                    ------------   ------------   ------------
Cash flows from operating activities
  Net earnings....................................  $  1,384,395   $  1,429,667   $  1,915,942
  Adjustments to reconcile net earnings to net
     cash provided by (used in) operating
     activities
     Depreciation and amortization................       300,780        412,704        693,290
     Deferred compensation........................        50,000         50,000         50,000
     Deferred income tax expense (benefit)........        50,000       (111,000)       (31,000)
     Loss on sale of equipment....................        12,447         35,006         18,403
     Provision for doubtful accounts..............       549,000        160,000        458,000
     Changes in operating assets and liabilities,
       net of effects of acquisition
       Increase in accounts receivable............    (2,287,602)    (1,807,919)    (3,759,741)
       (Increase) decrease in inventories.........     1,281,159     (1,936,676)    (6,572,285)
       Increase in prepaid expenses and other.....       (16,490)      (224,965)      (184,100)
       Increase (decrease) in accounts payable....      (265,606)     2,493,897      3,057,980
       Increase (decrease) in accrued expenses....       176,204       (234,864)        37,695
       Increase (decrease) in income taxes
          payable.................................       341,066       (392,514)       328,203
                                                    ------------   ------------   ------------
       Net cash provided by (used in) operating
          activities..............................     1,575,353       (126,664)    (3,987,613)
                                                    ------------   ------------   ------------
Cash flows from investing activities
  Capital expenditures............................      (155,628)      (875,797)      (908,153)
  Proceeds from the sale of equipment.............        36,058         49,302         20,000
  Purchase of subsidiary, net.....................                   (1,796,355)
  (Increase) decrease in due from officers, net...       123,263       (101,878)       (18,689)
  (Increase) decrease in other assets.............      (215,533)        16,452       (106,956)
                                                    ------------   ------------   ------------
       Net cash used in investing activities......      (211,840)    (2,708,276)    (1,013,798)
                                                    ------------   ------------   ------------
Cash flows from financing activities
  Borrowings from line of credit..................    95,927,072    110,434,283    141,391,776
  Payments of line of credit......................   (96,954,529)  (109,501,754)  (136,774,193)
  Principal payments under equipment financing....      (148,959)      (269,613)      (434,854)
  Borrowings from term loans......................                    1,982,071        669,417
  Proceeds from exercise of stock option..........                          937        108,500
  Payments for fractional shares..................                                        (362)
                                                    ------------   ------------   ------------
       Net cash (used in) provided by financing
          activities..............................    (1,176,416)     2,645,924      4,960,284
                                                    ------------   ------------   ------------
       NET INCREASE (DECREASE) IN CASH............       187,097       (189,016)       (41,127)
Cash and cash equivalents at beginning of year....       436,717        623,814        434,798
                                                    ------------   ------------   ------------
Cash and cash equivalents at end of year..........  $    623,814   $    434,798   $    393,671
                                                    ============   ============   ============
Supplemental cash flow disclosures:
  Interest paid...................................  $  1,096,000   $  1,126,000   $  1,970,000
  Income taxes paid...............................       484,000        660,000        993,000
Supplemental schedule of noncash financing and
  investing activities:
  Equipment under capital leases..................                 $     86,000   $    288,000

        The accompanying notes are an integral part of these statements.

                    JACO ELECTRONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1993, 1994 AND 1995

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Jaco Electronics, Inc. and Subsidiaries (the "Company") is primarily engaged in the distribution of electronic components, electromechanical devices and computer subsystems, produced by others, to numerous manufacturing companies. Further, through a fiscal 1994 acquisition, the Company provides contract manufacturing services.

     Electronics parts distribution sales include exports made principally to customers located in Western Europe. For the years ended June 30, 1993, 1994 and 1995, export sales amounted to approximately $5,356,000, $5,289,000 and $5,032,000, respectively.

     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

1.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Jaco Electronics, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated.

2.   Revenue Recognition

     The Company recognizes revenue as products are shipped and title passes to customers.

3.   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

4.   Property, Plant and Equipment

     Depreciation is provided for using accelerated methods, principally the double-declining balance method over the estimated useful life of the assets related to the Company's distribution business. Plant and equipment related to the Company's manufacturing business is depreciated using the straight-line method.

5.   Excess of Cost Over Net Assets Acquired

     The excess of cost over net assets acquired is amortized over periods of ten to forty years using the straight-line method. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") that establishes accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. In accordance with SFAS No. 121, it is the Company's policy to periodically review and evaluate whether there has been a permanent impairment in the value of intangibles. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows.

6.   Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," as of July 1, 1993 and recorded income of $241,000 as the cumulative effect of a change in accounting for income taxes. Pursuant to SFAS No. 109, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which income tax expenses or benefits are expected to be realized in future years. A valuation allowance has been established to

                    JACO ELECTRONICS, INC. AND SUBSIDIARIES

                          JUNE 30, 1993, 1994 AND 1995

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

reduce deferred tax assets attributable to the Company's acquired subsidiary, as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

7.   Earnings Per Common Share

     Earnings per common share is based upon the weighted average number of shares of common stock outstanding during the year and reflects the dilutive effect of outstanding stock options. All per share information has been restated to reflect stock dividends and stock splits.

8.   Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

9.   Concentration of Risk

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of receivables. Concentration of credit risk with respect to these receivables is generally diversified due to the large number of entities comprising the Company's customer base, their dispersion across geographic areas and the Company's policy of maintaining credit insurance. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited.

     The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements. During the year ended June 30, 1995, the Company's top three suppliers accounted for 15%, 13% and 9%, respectively, of net sales. In June 1995 the Company's largest supplier canceled its distributor agreement with the Company. While the Company believes that it will be able to replace a major portion of those sales with sales of other product lines from other suppliers, there can be no assurance that it will, in fact, be able to replace these sales.

NOTE B -- INVENTORY

     Inventories consist of the following:

                                                                            JUNE 30,
                                                                    -------------------------
                                                                       1994           1995
                                                                    ----------     ----------
    Finished goods and goods held for resale....................   $18,092,596    $23,374,881
    Work-in-process.............................................       742,000        718,000
    Raw materials...............................................     1,247,000      2,561,000
                                                                   -----------    -----------
                                                                   $20,081,596    $26,653,881
                                                                   ===========    ===========

                    JACO ELECTRONICS, INC. AND SUBSIDIARIES

                          JUNE 30, 1993, 1994 AND 1995

NOTE C -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of:

                                                                                 JUNE 30,
                                                          USEFUL LIFE     -----------------------
                                                           IN YEARS         1994          1995
                                                          -----------     ---------     ---------
    Land, building and improvements...................      10 to 30      $1,259,781    $1,389,603
    Machinery and equipment...........................        3 to 8       3,721,215     4,699,761
    Transportation equipment..........................        3 to 5         186,060       134,997
    Leasehold improvements............................       5 to 10         600,780       687,566
                                                                          ----------    ----------
                                                                           5,767,836     6,911,927
    Less accumulated depreciation and amortization
      (including $496,884 in 1994 and $607,851 in 1995
      of capitalized lease amortization)..............                     2,207,050     2,805,706
                                                                          ----------    ----------
                                                                          $3,560,786    $4,106,221
                                                                          ==========    ==========

     Included in machinery and equipment is computer equipment recorded under capitalized leases at June 30, 1994 and 1995 for $654,933 and $943,038, respectively.

NOTE D -- INCOME TAXES

     The provision for income taxes for the fiscal years ended June 30, 1993, 1994 and 1995, respectively, is as follows:

                                                                       JUNE 30,
                                                         -------------------------------------
                                                           1993          1994          1995
                                                         ---------     ---------     ---------
    Federal
      Current........................................    $ 645,000     $ 505,000     $1,063,000
      Deferred.......................................       50,000       111,000        (31,000)
                                                         ---------     ---------     ----------
                                                           695,000       616,000      1,032,000
    State............................................      102,000        98,000        271,000
                                                         ---------     ---------     ----------
                                                         $ 797,000     $ 714,000     $1,303,000
                                                         =========     =========     ==========

     The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                                             JUNE 30,
                                                                     -------------------------
                                                                     1993      1994      1995
                                                                     -----     -----     -----
    Statutory Federal tax rate...................................     34.0%     34.0%     34.0%
    State income taxes, net of Federal tax benefit...............      3.5       5.0       5.6
    Prior period tax adjustments.................................               (3.7)
    Earnings of foreign sales corporation........................      (.9)     (1.0)      (.6)
    Sales expense for which no tax benefit arises................      1.0       2.4       1.7
    Other........................................................     (1.1)       .8       (.2)
                                                                     -----     -----     -----
    Effective tax rate...........................................     36.5%     37.5%     40.5%
                                                                     =====     =====     =====

                    JACO ELECTRONICS, INC. AND SUBSIDIARIES

                          JUNE 30, 1993, 1994 AND 1995

NOTE D -- INCOME TAXES (CONTINUED)

     Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes, pursuant to SFAS No. 109, at June 30, 1994 and 1995, are summarized as follows:

                                                                        1994          1995
                                                                      ---------     ---------
    Deferred tax assets
      Net operating loss carryforwards............................   $  528,000     $ 521,000
      Allowance for bad debts.....................................      223,000       222,000
      Inventory valuation.........................................      465,000       532,000
      Deferred compensation.......................................      195,000       201,000
      Other deferred assets.......................................       60,000        30,000
                                                                      ---------     ---------
                                                                      1,471,000     1,506,000
    Deferred tax liabilities
      Depreciation................................................      (46,000)      (56,000)
      Other.......................................................      (53,000)      (47,000)
                                                                      ---------     ---------
                                                                      1,372,000     1,403,000
    Valuation allowance...........................................     (740,000)     (658,000)
                                                                      ---------     ---------
    Net deferred tax asset........................................   $  632,000     $ 745,000
                                                                      =========     =========

     At June 30, 1995, the Company, through an acquisition (see Note I), has available a Federal net operating loss carryforward of approximately $1,426,000. Such net operating loss is subject to certain limitations and expires in varying amounts during the fiscal years 2007 through 2009. Further, the Company has established a valuation allowance with respect to the net deferred tax assets attributable to this acquired subsidiary. During fiscal 1995, $82,000 of such net deferred tax asset was recognized as a reduction of the excess of cost over net assets acquired attributable to the acquired subsidiary. The subsequent realization of the majority of such deferred tax asset will result in the reduction of the excess of cost over net assets acquired.

     The components of the deferred income tax expense (benefit) for the year ended June 30, 1993 are comprised of the following:

                Deferred compensation............................    $(17,000)
                Inventory capitalization.........................      19,000
                Bad debts........................................      49,000
                Other............................................      (1,000)
                                                                     --------
                                                                     $ 50,000
                                                                     ========

                    JACO ELECTRONICS, INC. AND SUBSIDIARIES

                          JUNE 30, 1993, 1994 AND 1995

NOTE E -- DEBT AND CAPITALIZED LEASE OBLIGATIONS

     Debt and capitalized lease obligations are as follows:

                                                                            JUNE 30,
                                                                    -------------------------
                                                                       1994           1995
                                                                    ----------     ----------
    Term loans and revolving line of credit(a)..................    $9,446,429     $22,787,811
    Other term loans(b).........................................                       485,646
    Equipment notes(c)..........................................       469,191         487,189
    Capitalized lease obligations(d)............................       143,900         413,722
                                                                    ----------      ----------
                                                                    10,059,520      24,174,368
    Less amounts representing interest on capitalized leases....        19,240          55,749
                                                                    ----------      ----------
                                                                    10,040,280      24,118,619
    Less current maturities.....................................       346,172         452,995
                                                                    ----------      ----------
                                                                    $9,694,108     $23,665,624
                                                                    ==========     ===========

(a) Term Loans and Revolving Line of Credit Facility

     On April 25, 1995, the Company amended its agreement with a bank which, as amended, provides the Company with a $30,000,000 term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories of the Company as defined in the agreement. The amendment increased the credit facility to $30,000,000 from $24,500,000 and bears interest at the higher of the (1) bank's prime rate or the Federal funds rate plus 1/2% or (2) at the Company's option LIBOR plus 2.5% for fixed time periods, and extended the maturity date of the term loan to January 31, 1998 and the revolving line of credit to April 30, 1998. The agreement contains provisions for maintenance of certain financial ratios and prohibits the payment of cash dividends. The outstanding balance on the revolving line of credit facility, $13,555,670 at June 30, 1995, bears interest at the bank's prime rate. Pursuant to the same agreement, at June 30, 1995, there are two outstanding term loans in the amounts of: (1) $8,000,000 due January 31, 1998, and (2) $1,232,141 payable in eighty-four consecutive monthly installments of $17,857, which commenced on April 1, 1994, both bearing interest at the bank's prime rate (9% at June 30, 1995). These borrowings are collateralized by substantially all of the assets of the Company.

(b) Other Term Loans

     Other term loans as of June 30, 1995 are as follows:

                                                                                    MONTHLY
                      DATE OF LOAN                       BALANCE        TERM        PAYMENT
                     -------------                       --------     ---------     -------
    March 16, 1995...................................    $ 57,407     60 months     $1,160
    March 16, 1995...................................     184,396     84 months      2,730
    March 16, 1995...................................     243,843     84 months      4,216
                                                         --------
                                                         $485,646
                                                         ========

     The above loans are collateralized by the related equipment acquired, having a carrying value of approximately $495,000 at June 30, 1995. The agreements contain, among other things, restrictive covenants on one of the Company's subsidiaries, which place limitations on: (i) consolidations,

                    JACO ELECTRONICS, INC. AND SUBSIDIARIES

                          JUNE 30, 1993, 1994 AND 1995

NOTE E -- DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

mergers and acquisitions, (ii) additional indebtedness, encumbrances and guarantees, (iii) loans to shareholders, officers or directors, (iv) dividends and stock redemptions, and (v) transactions with affiliates, all as defined in the agreements. The loans bear interest payable monthly, at 6%, 5.5% and 1.5% over a bank's prime rate, respectively.

(c) Equipment Notes

     The equipment notes are payable through September 1999, bearing implicit interest rates from 7.55% to 13.25%.

(d) Capitalized Lease Obligations

     The Company leases certain equipment under agreements accounted for as capital leases. The obligations for the equipment require the Company to make monthly payments through June 1999, with implicit interest rates from 7.55% to 13.20%.

     The following is a summary of the aggregate annual maturities of long-term debt and capitalized lease obligations as of June 30, 1995:

                                                                    LONG-TERM      CAPITALIZED
                                                                       DEBT          LEASES
                                                                    ----------     -----------
    Year ending June 30,
      1996......................................................   $   377,278      $ 97,035
      1997......................................................       401,863        99,014
      1998......................................................    21,973,472        99,014
      1999......................................................       410,097        97,300
      2000......................................................       302,138        21,359
      Thereafter................................................       295,798
                                                                   -----------      --------
                                                                   $23,760,646      $413,722
                                                                   ===========      ========

NOTE F -- COMMITMENTS AND CONTINGENCIES

1.   Leases

     The Company leases office and warehouse facilities under noncancellable operating leases. The leases also provide for the payment of real estate taxes and other operating expenses of the buildings. The minimum annual lease payments at June 30, 1995 are as follows:

                Year ending June 30,
                  1996...........................................    $592,000
                  1997...........................................     124,000
                  1998...........................................      50,000
                  1999...........................................       4,000
                                                                     --------
                                                                     $770,000
                                                                     ========

                    JACO ELECTRONICS, INC. AND SUBSIDIARIES

                          JUNE 30, 1993, 1994 AND 1995

NOTE F -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company leases office and warehouse facilities from a partnership owned by two officers and directors of the Company. The lease expires in December 1995 and requires minimum annual lease payments of $337,500 for the year ending June 30, 1996.

     In addition, the Company is contingently liable as a guarantor of a mortgage on such property in the amount of approximately $396,000 as of June 30, 1995. The Company's rent expense was approximately $583,000, $571,000 and $571,000 for the years ended June 30, 1993, 1994 and 1995, respectively, in connection with the above lease.

     Rent expense on office and warehouse facilities leases for the years ended June 30, 1993, 1994 and 1995 was approximately $834,000, $872,000 and $909,000, respectively, net of sublease income of approximately $194,000, $147,000 and $135,000, respectively.

2.   Other Leases

     The Company also leases various office equipment and automobiles under noncancellable operating leases expiring through December 1999. The minimum rental commitments required under these leases at June 30, 1995 are as follows:

                Year ending June 30,
                  1996...........................................    $305,000
                  1997...........................................     242,000
                  1998...........................................     157,000
                  1999...........................................      64,000
                  2000...........................................      12,000
                                                                     --------
                                                                     $780,000
                                                                     ========

3.   Employment Agreement

     Effective July 1, 1993, the Company entered into a new employment agreement with the Chairman which expires July 1, 1997. Pursuant to this agreement, he received a base salary of $250,000 and $300,000 in 1994 and 1995, respectively, and will receive a base salary of $325,000 for each of the years ending June 30, 1996 and 1997. In addition, the Chairman will be entitled to an annual bonus equal to 4% of earnings before income taxes, if earnings for a particular fiscal year exceed $1,000,000 or 6% if earnings before income taxes are in excess of $2,500,000. The agreement also provides for the continuation of the deferred compensation arrangement first established in fiscal 1985, whereby $50,000 per year has been accrued and becomes payable in its entirety no later than January 15 of the year next following the last to occur of the following events: (1) the Chairman's attainment of age 60 (fiscal 1999) or (2) cessation of the Chairman's employment with or without cause after July 1, 1993. In the event of a change in control resulting in termination of the Chairman's employment, the Chairman will receive between $450,000 and $600,000 depending on the date of termination. For the years ended June 30, 1994 and 1995, bonuses of approximately $76,000 and $193,000, respectively, were earned pursuant to the Chairman's employment agreement. Further, the Chairman has outstanding demand loans at June 30, 1995 aggregating $309,808 which bear interest at 9 3/4% per annum.

                    JACO ELECTRONICS, INC. AND SUBSIDIARIES

                          JUNE 30, 1993, 1994 AND 1995

NOTE G -- RETIREMENT PLAN

     The Company maintains a 401(k) Plan that is available to all employees, to which the Company contributes up to a maximum of 1% of each employee's salary. For the years ended June 30, 1993, 1994 and 1995, the Company contributed to this plan approximately $60,000, $61,000 and $90,000, respectively.

NOTE H -- SHAREHOLDERS' EQUITY

     On February 3, 1995, the Company declared a 10% stock dividend which was paid on March 10, 1995. Further, on August 30, 1995, the Company authorized a 4-for-3 stock split. The 4-for-3 split will be effective on September 22, 1995. All references to the number of common shares and earnings per common shares have been restated to reflect the 10% stock dividend and the 4-for-3 stock split.

     The Company has stock option plans which provide for the granting of stock options to employees, directors and officers under the following stock option plans:

     In November 1981, the Company approved the adoption of a qualified incentive stock option plan, hereinafter referred to as the "1981 Plan." The stock options granted under the 1981 Plan are generally exercisable for a period of five years at a price not less than the market value on the date of grant. A total of 2,750 shares are reserved for issuance upon exercise of stock options under this plan.

     In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the "1993 Non-Qualified Stock Option Plan," hereinafter referred to as the "1993 Plan." The Board of Directors or Plan Committee is responsible for the granting of and price of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. The Company has reserved 293,333 shares of common stock for the 1993 Plan, of which 100,100 options are outstanding.

     In October 1993, the Board of Directors approved the adoption of a stock option plan for outside directors, known as the "1993 Stock Option Plan for Outside Directors," hereinafter referred to as the "Outside Directors Plan." Each outside director who was serving as of December 31, 1993 was granted a nonqualified stock option to purchase 14,667 shares of the Company's common stock at the fair market value on the date of grant. Of the 111,467 options currently available for grant under the Outside Directors Plan, each person who is an outside director on December 31 of each calendar year subsequent to 1993 shall be granted options to purchase 2,933 shares of the Company's common stock annually. Granted options shall expire upon the earlier of five years after the date of grant or one year following the date on which the outside director ceases to serve in such capacity. The Company has reserved 146,667 shares of common stock for the Outside Directors Plan of which 35,200 options are outstanding.

                    JACO ELECTRONICS, INC. AND SUBSIDIARIES

                          JUNE 30, 1993, 1994 AND 1995

NOTE H -- SHAREHOLDERS' EQUITY (CONTINUED)

     Outstanding options granted to employees, directors and officers for the last three fiscal years are summarized as follows:

                                                                              NONQUALIFIED STOCK
                                              INCENTIVE STOCK OPTIONS              OPTIONS
                                              ------------------------     ------------------------
                                              PRICE RANGE      SHARES      PRICE RANGE      SHARES
                                              ------------     -------     ------------     -------
    Outstanding at July 1, 1992...........    $1.02 - 2.65      44,734
    Granted...............................
    Exercised.............................
                                                               -------
    Outstanding at June 30, 1993..........    $1.02 - 2.65      44,734
    Granted...............................                                 $4.77 - 5.80     129,433
    Exercised.............................       $1.02            (917)
                                                               -------                      -------
    Outstanding at June 30, 1994..........    $1.02 - 2.65      43,817     $4.77 - 5.80     129,433
    Granted...............................                                    $4.94           5,867
    Exercised.............................       $2.65         (41,067)
                                                               -------                      -------
    Outstanding at June 30, 1995..........       $1.02           2,750     $4.77 - 5.80     135,300
                                                               =======                      =======
    Amounts exercisable at June 30,
      1995................................       $1.02           2,750     $4.77 - 5.80     135,300
                                                               =======                      =======

NOTE I -- ACQUISITION

     On March 11, 1994, the Company purchased all of the outstanding common stock of a contract manufacturer for $1,796,355 in cash, financed in part by the Company obtaining a term loan (see Note E). The acquisition was accounted for by the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their fair market value as of the date of acquisition. The amount paid in excess of the fair market value, $418,478, as adjusted to reflect the realization of deferred tax assets not previously recognized, is being amortized over a ten-year period and is included in the accompanying consolidated financial statements as of June 30, 1995, net of accumulated amortization of $62,580. The operations of the contract manufacturer are included in the accompanying financial statements from the date of acquisition. The fair market values of the assets and the liabilities assumed at the date of acquisition were as follows:

    Fair value of assets acquired.............................................    $5,455,526
    Liabilities assumed.......................................................    (3,659,171)
                                                                                  ----------
    Purchase price............................................................    $1,796,355
                                                                                  ==========

     The pro forma unaudited results of operations for the year ended June 30, 1994, assuming consummation of the purchase and term loan borrowing as of July 1, 1993, are as follows:

    Net sales................................................................    $108,793,684
                                                                                 ===========
    Net earnings.............................................................    $   799,967
                                                                                 ===========
    Net earnings per share...................................................           $.31
                                                                                       =====

                    JACO ELECTRONICS, INC. AND SUBSIDIARIES

                          JUNE 30, 1993, 1994 AND 1995

NOTE I -- ACQUISITION (CONTINUED)
     As a result of this acquisition, the Company now has two business segments: electronics parts distribution and contract manufacturing. The following is a summary of selected consolidated information for the electronics components distribution and contract manufacturing segments for fiscal 1995 and 1994. Fiscal year ended 1994 information for the contract manufacturing segment is from March 11, 1994 (the date of acquisition) to June 30, 1994.

                                                                      YEAR ENDED JUNE 30,
                                                                  ---------------------------
                                                                     1994            1995
                                                                  -----------     -----------
    Sales
      Electronics components distribution.....................    $102,493,000    $126,545,000
      Contract manufacturing..................................       2,720,000      12,138,000
                                                                  ------------    ------------
                                                                  $105,213,000    $138,683,000
                                                                  ============    ============
    Operating profit
      Electronics components distribution.....................    $  2,991,000    $  4,666,000
      Contract manufacturing..................................          29,000         563,000
                                                                  ------------    ------------
                                                                  $  3,020,000    $  5,229,000
                                                                  ============    ============
    Identifiable assets
      Electronics components distribution.....................    $ 39,545,000    $ 47,909,000
      Contract manufacturing..................................       6,140,000       8,414,000
                                                                  ------------    ------------
                                                                  $ 45,685,000    $ 56,323,000
                                                                  ============    ============
    Capital expenditures
      Electronics components distribution.....................    $    828,000    $    342,000
      Contract manufacturing..................................          48,000         566,000
                                                                  ------------    ------------
                                                                  $    876,000    $    908,000
                                                                  ============    ============
    Depreciation and amortization
      Electronics components distribution.....................    $    329,000    $    397,000
      Contract manufacturing..................................          84,000         296,000
                                                                  ------------    ------------
                                                                  $    413,000    $    693,000
                                                                  ============    ============

NOTE J -- SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                QUARTER ENDED
                                          ---------------------------------------------------------
                                          SEPTEMBER 30,    DECEMBER 31,    MARCH 31,      JUNE 30,
                                              1994             1994           1995          1995
                                          -------------    ------------    ----------    ----------
    Net sales..........................    $31,087,594      $33,747,154    $35,825,167   $38,023,416
    Gross profit.......................      6,394,122        6,919,043      7,496,699     7,970,828
    Net earnings.......................        262,494          447,765        554,284       651,399
    Earnings per common share
      Net earnings per common share
        share (a)......................           $.11             $.18           $.23          $.26
                                                ======           ======          =====         =====

                    JACO ELECTRONICS, INC. AND SUBSIDIARIES

                          JUNE 30, 1993, 1994 AND 1995

NOTE J -- SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                QUARTER ENDED
                                          ---------------------------------------------------------
                                          SEPTEMBER 30,    DECEMBER 31,    MARCH 31,      JUNE 30,
                                              1993             1993           1994          1994
                                          -------------    ------------    ----------    ----------
    Net sales..........................    $25,027,679      $24,035,522    $27,528,315   $28,621,561
    Gross profit.......................      5,424,908       5,178,809      5,634,382     5,936,724
    Earnings before cumulative effect
      of a change in accounting for
      income taxes.....................        413,033         242,982        382,528       150,124
    Net earnings.......................        654,033         242,982        382,528       150,124
    Earnings per common share
      Earnings per share before
         cumulative effect of a change
         in accounting for income
         taxes.........................           $.16            $.10           $.15          $.06
      Cumulative effect of a change in
         accounting for income taxes
         per share.....................            .09              --             --            --
                                                ------          ------          -----         -----
      Net earnings per common share
         (a)...........................           $.25            $.10           $.15          $.06
                                                ======          ======          =====         =====


-------------------------------

(a) As adjusted to reflect the 10% stock dividend paid on March 10, 1995 and a 4-for-3 stock split authorized on August 30, 1995.

                        REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors and Shareholders
  JACO ELECTRONICS, INC.

     In connection with our audit of the consolidated financial statements of Jaco Electronics, Inc. and Subsidiaries referred to in our report dated August 15, 1995 (except for Note H as to which the date is August 30, 1995), which is included in this annual report on Form 10-K, we have also audited Schedule II for each of the three years in the period ended June 30, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          GRANT THORNTON LLP

Melville, New York
August 15, 1995

                    JACO ELECTRONICS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1993, 1994 AND 1995

             COLUMN A               COLUMN B           COLUMN C                  COLUMN D       COLUMN E
           -----------             ----------   -----------------------        ------------     --------
                                                       ADDITIONS
                                                -----------------------
                                                                 (2)
                                                   (1)       CHARGED TO                          BALANCE
                                   BALANCE AT   CHARGED TO     OTHER                               AT
                                   BEGINNING    COSTS AND    ACCOUNTS -        DEDUCTIONS -      END OF
           DESCRIPTION             OF PERIOD     EXPENSES     DESCRIBE           DESCRIBE        PERIOD
           -----------             ----------   ----------   ----------        ------------     --------
Allowance for doubtful accounts
  Year ended June 30, 1993.......  $1,007,000    $549,000     $110,000(b)        $803,000(a)    $863,000
                                   ==========    ========     ========           ========       ========
  Year ended June 30, 1994.......  $  863,000    $160,000     $187,000(b)(c)     $600,000(a)    $610,000
                                   ==========    ========     ========           ========       ========
  Year ended June 30, 1995.......  $  610,000    $458,000     $104,000(b)        $562,000(a)    $610,000
                                   ==========    ========     ========           ========       ========

-------------------------------
(a) Represents write-offs of uncollectible accounts.

(b) Recoveries of accounts.

(c) Includes balance attributable to acquired subsidiary.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JACO ELECTRONICS, INC.


Date: October 13, 1995                  By: /s/ JEFFREY D. GASH
                                            ------------------------------------
                                            Jeffrey D. Gash,
                                            Vice President, Finance

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
 3.1      Restated Certificate of Incorporation adopted November, 1987, incorporated by reference to the Company's definitive proxy statement distributed in connection with the Company's annual meeting of shareholders held in November, 1987, filed with the SEC on November 3,
          1986, as set forth in Appendix A to the aforesaid proxy statement.
 3.2      Restated By-Laws adopted June 18, 1987, incorporated by reference to the
          Company's Annual Report on Form 10-K for the year ended June 30, 1987,
          ("the Company's 1987 10-K"), Exhibit 3.2.
 4.1      Form of Common Stock Certificate, incorporated by reference to the
          Company's Registration Statement on Form S-1, Commission File No.
          2-91547, filed June 9, 1984, Exhibit 4.1.
10.1      Sale and leaseback with Bemar Realty Company (as assignee of Hi-Tech
          Realty Company), incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1983, Exhibit 10(1), pages
          48-312.
10.2      Amendment No. 1 to Lease between the Company and Bemar Realty Company (as assignee of Hi-Tech Realty Company), incorporated by reference to the
          Company's Registration Statement on Form S-1, Commission File No.
          2-91547, filed June 9, 1984, Exhibit 10.2.
10.3      Employment Agreement between Joel Girsky and the Company, dated December
          29, 1989, incorporated by reference to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1990, Exhibit 10.3, pages 47-52.
10.4      1980 Stock Incentive Plan, incorporated by reference to the Company's
          Registration Statement on Form S-1, Commission File No. 2-91547, filed
          June 9, 1984, Exhibit 10.4, pages 168-172.
10.5      Restated 1981 Incentive Stock Option Plan, incorporated by reference to the Company's 1987 10-K, Exhibit 10.1.
10.6      1993 Non-Qualified Stock Option Plan, incorporated by reference to the
          Company's Annual Report on Form 10-K for the year ended June 30, 1993,
          Exhibit 10.6.
10.7      Stock Purchase Agreement, dated as of February 8, 1994 by and among the
          Company and Reilrop, B.V. and Guaranteed by Cray Electronics Holdings
          PLC, incorporated by reference to the Company's Current Report on Form
          8-K, dated March 11, 1994.
10.8      1993 Stock Option Plan for Outside Directors, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30,
          1994, Exhibit 10.8.
10.9      Employment Agreement between Joel Girsky and the Company, dated October
          5, 1994, incorporated by reference to the Company's Annual Report on Form
          10-K for the year ended June 30, 1994, Exhibit 10.9.
10.10     Authorized Electronic Industrial Distributor Agreement, dated as of
          August 24, 1970 by and between AVX and the Company.
10.11     Electronics Corporation Distributor Agreement, dated November 15, 1974, by and between Kemet and the Company.

EXHIBIT
  NO.                                    DESCRIPTION
-------   -------------------------------------------------------------------------
21.1      Subsidiaries of the Company, incorporated by reference to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1994, Exhibit 21.
23.1      Consent of Grant Thornton LLP.
23.1.1    Consent of Grant Thornton LLP (Dated October 12, 1995).
27.       Financial Data Schedule.
99.1      General Loan and Security Agreement dated January 20, 1989, between the
          Company as borrower and The Bank of New York Commercial Corporation
          ("BNYCC") as secured party, incorporated by reference to the Company's
          Current Report on Form 8-K, filed January 31, 1989, Exhibit 28(1).
99.2      Loan and Security Agreement -- Accounts Receivable and Inventory, dated
          January 20, 1989, between the Company and BNYCC, incorporated by reference to the Company's Current Report on Form 8-K, filed January 31,
          1989, Exhibit 28(2).
99.3      Letter of Credit and Security Agreement, dated January 20, 1989, between the Company and BNYCC, incorporated by reference to the Company's Current
          Report on Form 8-K, filed January 31, 1989, Exhibit 28(3).
99.4      Amendment to Term Loan Notes (the "Term Notes") executed by the Company in favor of BNYCC dated January 13, 1992, together with Letters from R.C.
          Components, Inc., Quality Components, Inc., Micatron, Inc. and Distel,
          Inc., each a subsidiary of the Company and a guarantor of the obligations evidenced by the Term Notes, to BNYCC acknowledging the amendment to the
          Term Notes for the extension of the maturity date of each such note, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, Exhibit 28.4.
99.5      Amendment Nos. 1 through 4 to Loan and Security Agreement between the
          Company and BNYCC, incorporated by reference to the Company's Annual
          Report on Form 10-K for the year ended June 30, 1994, Exhibit 99.5.
99.6      $1,500,000 Additional Term Loan Note, executed by the Company in favor of
          BNYCC, dated March 11, 1994, incorporated by reference to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1994, Exhibit
          99.6.
99.7      Restated and Amended Loan and Security Agreement, dated April 25, 1995, among the Company, Nexus and BNYCC, together with an Amendment to Term
          Loan Note executed by the Company in favor of BNYCC and Letter executed by R.C. Components, Inc., Quality Components, Inc., Micatron, Inc.,
          Distel, Inc. and Jaco Overseas, Inc.