Form 10-K/A
period 1995-06-30
JACO ELECTRONICS INC
filed 1995-10-30
CIK 52971

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


/ X /         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended .........................................June 30, 1995

/   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to __________________________.

Commission File Number            0-5896
                       ---------------------------------------------------------

                             JACO ELECTRONICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    New York                                            11-1978958
------------------------------------------  ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    145 Oser Avenue, Hauppauge, New York                  11788
------------------------------------------  ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:         (516) 273-5500
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                          COMMON STOCK, $0.10 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes:  X        No:
                                              -----         -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the average of the highest bid and lowest asked price on September 8, 1995 was $19,015,800.

         Number of shares outstanding of each class of common stock, as of September 14, 1995: 1,848,280


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company, their ages, and their positions and terms of office with the Company are set forth below.

   Name                       Age        Title
   ----                       ---        -----

 Joel H. Girsky               56         Chairman of the Board, President, Treasurer, and Director

 Charles B. Girsky            61         Executive Vice President and Director of the Company

 Jeffrey D. Gash              42         Vice President of Finance of the Company

 Stephen A. Cohen             58         Director

 Edward M. Frankel            57         Director

---------------

                 Joel H. Girsky has been a Director and executive officer of the Company since it was founded in 1961. He also is a Director of Nastech Pharmaceutical Company, Inc. of Hauppauge, New York, and Frequency Electronics, Inc. of Uniondale, New York. Messrs. Joel H. Girsky and Charles B. Girsky are brothers.

                 Charles B. Girsky became an executive officer of the Company on August 2, 1985 and has been its Executive Vice President since January 1983. Since April, 1984, he has been President of Distel, Inc., a wholly-owned subsidiary of the Company ("Distel"). He was a founder, Director, and the President of the Company from 1961 through January, 1983, and was elected a Director of the Company again in 1986. Messrs. Charles B. Girsky and Joel H. Girsky are brothers.

                 Jeffrey D. Gash became Vice President of Finance of the Company in January, 1989, and was Controller of the Company for more than five years prior thereto. He has also served in similar capacities with the Company's subsidiaries.

                 Stephen A. Cohen has been a Director of the Company since 1970. Since August, 1989, he has practiced law as a member of Morrison Cohen Singer & Weinstein, LLP general counsel to the Company. For more than five years prior thereto, he was engaged in the practice of law as a member of the firm of Friedlander, Gaines, Cohen & Rosenberg, former general counsel to the Company.

                 Edward M. Frankel became a Director of the Company in May, 1984. For more than five years, he has been President of both Garden State Nutritionals, Inc. and Windmill Marketing Services, Inc., each a regional distributor of vitamins and health and beauty products.

Other Key Employees

                 The Company also considers the following individuals to be key to its operations:

                 Denis Haggerty, Vice President of Marketing -- Passives. Mr. Haggerty, who is 62 years old, oversees marketing of passive components and has been employed by the Company for approximately 30 years.

                 Morton J. Denson, Vice President of Marketing -- Actives. Mr. Denson, who is 61 years old, oversees marketing of active components and has been employed by the Company for over 8 years.

                 Herbert Entenberg, Vice President of Management and Information Systems and Secretary. Mr. Entenberg has been employed by the Company for over 15 years. Mr. Entenberg, who is 61 years old, oversees management information systems and operations and is responsible for developing and implementing the Company's inventory control system.


Item 11. Executive Compensation.

         The following table sets forth, for the Company's three most recently ended fiscal years, the compensation paid or accrued to the President of the Company and to the executive officers and other key employees of the Company, other than the President, whose aggregate annual salary and bonus for the Company's last fiscal year exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term Compensation
                                                                          -----------------------------------------------
                                             Annual Compensation                 Awards           Payouts
                                     -----------------------------------  --------------------    -------
Name and                                                      Other       Restricted                           All Other
Principal                                                     Annual        Stock     Options/     LTIP      Compensation
Position                       Year  Salary($) Bonus($)  Compensation($)  Awards($)    SARs (#)  Payouts($)     ($)(2)
--------                       ----  --------- --------  ---------------  ---------   ---------  ----------  ------------



Joel H. Girsky,                1993   225,000   87,000         --            --           --        --          55,087
  Chairman of the Board        1994   250,000   76,000         --            --         81,400      --          62,519
  President, and Treasurer(1)  1995   300,000  193,000         --            --           --        --          72,100

Charles B. Girsky,             1993   168,269   40,037         --            --           --        --           3,762
  Executive Vice President     1994   181,000   17,997         --            --           --        --           3,783
                               1995   206,720   42,073         --            --           --        --           3,947

Jeffrey D. Gash,               1993    86,160    9,000         --            --           --        --           1,513
  Vice President of Finance    1994    96,000   10,000         --            --          4,033      --           1,663
                               1995    96,347   10,000         --            --           --        --           1,806

Denis Haggerty                 1993    76,096   33,368         --            --           --        --          10,814
  Vice President of            1994    90,000   31,377         --            --          3,667      --          11,165
  Marketing                    1995    90,348   36,964         --            --           --        --          11,029

Morton J. Denson               1993   114,306   16,173         --            --           --        --           8,762
  Vice President of            1994   114,998   19,887         --            --           --        --           8,891
  Marketing                    1995   115,440   37,955         --            --           --        --           8,957

Herbert Entenberg              1993   102,560     --           --            --           --        --           3,369
  Vice President of            1994   102,560    4,363         --            --          3,667      --           3,436
  Management and               1995   102,816   16,155         --            --           --        --           3,538
  Information Systems,
  and Secretary

      ----------------------

      (1) Mr. Joel Girsky entered into a four-year employment agreement with the Company, effective as of July 1, 1993, to serve as the Company's Chairman, President and Treasurer. Pursuant to the agreement, Mr. Girsky shall receive a base salary of $250,000 for the fiscal year ended 1994, $300,000 for the fiscal year ended June 30, 1995, and $325,000 for each of the fiscal years ended June 30, 1996 and June 30, 1997. In addition, he is entitled to receive a cash bonus equal to four percent (4%) of the Company's earnings before income taxes for each year in which such earnings are in excess of $1,000,000, and six percent (6%) of the Company's earnings before income taxes for each year in which such earnings are in excess of $2,500,000. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $500,000 if he dies or becomes permanently disabled during the term of the employment agreement. This death and disability benefit is funded by a "key-man" life insurance policy maintained by the Company. In the event of Mr. Girsky's cessation of employment with the Company, upon his request, the Company is obligated to transfer such policy to Mr. Girsky. Thereafter, the Company would have no further liability for the payment of such benefit or the premiums on such policy. In addition, pursuant to the terms of the employment agreement, Mr. Girsky is to receive deferred compensation which accrues at the rate of $50,000 per year and becomes payable in a lump sum at the later of (i) Mr. Girsky's attainment of age 60, or (ii) his cessation of employment, with or without cause, by the Company at any time after July 1, 1993. In the event of a change in control resulting in termination of Mr. Girsky's employment, Mr. Girsky will receive between $450,000 and $600,000 depending on the date of termination.

      (2) Includes auto expenses, 401(k) matching contributions by the Company, premiums paid on group term life insurance, taxable portion of split dollar life insurance policies and deferred compensation accrued in connection with Mr. Joel Girsky's employment agreement with the Company, as described in footnote (1) above. Auto expenses for fiscal 1995 for the Named Executive were as follows: Mr. Joel Girsky -- $12,031, Mr. Charles Girsky -- $2,110, Mr. Gash -- $724, Mr. Entenberg -- $2,354, Mr. Haggerty - $9,600 and Mr. Denson - $7,200. 401(k)
         matching contributions for fiscal 1995 for the Named Executives were as follows: Mr. Joel Girsky -- $1,009, Mr. Charles Girsky -- $1,162, Mr. Gash -- $1,000, Mr. Haggerty -- $1,078, Mr. Denson -- $1,055 and Mr.
         Entenberg -- $1,031. Premiums paid on group term life insurance for fiscal 1995 for the Named Executives were as follows: Mr. Joel Girsky -- $1,008, Mr. Charles Girsky -- $675, Mr. Gash -- $82, Mr. Haggerty -- $351, Mr. Denson -- $702 and Mr. Entenberg -- $153. The taxable portion of split dollar life insurance policies for Mr. Joel Girsky was $8,052 for fiscal 1995. $50,000 of deferred compensation was accrued in fiscal 1995 in connection with Mr. Joel Girsky's employment agreement with the Company.

STOCK OPTION

      There were no grants of stock options made to any of the persons described in the Summary Compensation Table on page 4 during fiscal 1995.

      The following table sets forth information concerning the exercise of stock options during fiscal 1995 by each of the persons described in the Summary Compensation Table on page 4 and the number and value of unexercised options held by them at the fiscal year-end.


               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                                                                Value of Unexercised
                                                               Number of Unexercised                 In-the-Money
                                 Shares                           Options/SARs at                  Options/SARs at
                               Acquired on      Value                FY-End (#)                     FY-End ($)(1)
                                                           ------------------------------    ---------------------------
                               Exercise(#)    Realized($)  Exercisable      Unexercisable    Exercisable   Unexercisable
                               -----------    -----------  -----------      -------------    -----------   -------------
 Joel H. Girsky  . . . . .            0              0        81,400              0            123,728           0

 Charles B. Girsky . . . .       36,667         92,188             0              0                  0           0

 Jeffrey D. Gash . . . . .            0              0         4,033              0              6,130           0

 Denis Haggerty  . . . . .            0              0         3,667              0              5,877           0

 Morton J. Denson  . . . .        4,400         10,875             0              0                  0           0

 Herbert Entenberg . . . .            0              0         3,667              0              5,877           0

-----------------------

      (1) Based on the fair market value per share of the Common Stock at year end, minus the exercise or base price on "in-the-money" options. The closing sale price for the Company's Common Stock as of June 30, 1995 on The NASDAQ National Market was $6.38.


COMPENSATION OF DIRECTORS


         Pursuant to the Company's 1993 Stock Option Plan for Outside Directors (the "Outside Directors' Plan"), the Company's outside directors (directors who are not employees of the Company) were each granted options on December 31, 1993 to purchase 14,667 shares of Common Stock. In addition, the Outside Directors' Plan provides that each outside director shall also be granted on each December 31 subsequent to December 31, 1993 stock options to purchase 2,933 shares of Common Stock. All options granted under the Outside Directors' Plan are immediately exercisable, and the exercise price per share of each option is equal to the fair market value of the shares of Common Stock on the date of grant.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Company's employment agreement with Mr. Joel Girsky is described in the footnotes to the Summary Compensation Table on page 4.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Stephen A. Cohen, a Director of the Company, is a member of Morrison Cohen Singer & Weinstein, LLP, general counsel to the Company. Mr. Cohen currently owns 4,789 shares of Common Stock and options to purchase an additional 17,600 shares of Common Stock. Mr. Cohen is one of the two members of the Company's Compensation Committee, the committee responsible for determining and administering the Company's compensation policies for the remuneration of the Company's senior management.

Item 12. Security Ownership of Certain
         Beneficial Owners and Management

         The following table sets forth the number and percentage of shares of Common Stock owned as of October 27, 1995 (i) by each director of the Company,
(ii) all persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the outstanding shares of Common Stock, (iii) each of the executive officers and other key employees named in the Summary Compensation Table, and (iv) all of the Company's directors, executive officers and such other key employees, as a group. Each person named in the table has sole investment power and sole voting power with respect to the shares of Common Stock set forth opposite such person's name, except as otherwise indicated.

                                                                          Percentage of
                                             Number of Shares              Common Stock
Name of Beneficial Owner                   Beneficially Owned(1)          Outstanding(2)
------------------------                   ---------------------          --------------

Joel H. Girsky
  President, Treasurer
  and Director                                    529,040(3)                   13.7%

Charles B. Girsky
  Executive Vice President
  and Director                                    252,274                       6.7%

Stephen A. Cohen
  Director                                         22,389(4)                    *

Edward M. Frankel
  Director                                         17,600(4)                    *

Jeffrey D. Gash
  Vice President of Finance                         4,565(5)                    *

Denis Haggerty
  Vice President of Marketing                       3,667(6)                    *

Morton J. Denson
  Vice President of Marketing                       4,400                       *

Herbert Entenberg
  Vice President of Management
  and Information Systems,
  and Secretary                                     3,667(6)                    *

All Directors, executive officers
  and other key employees
  as a group (8 persons)                          837,602(7)                   21.4%

-----------------------
*    Less than 1%.
1 Includes shares of Common Stock issuable pursuant to options exercisable within sixty (60) days from the date hereof.
2 Based upon (i) 3,789,384 shares of Common Stock issued and outstanding, plus, if appropriate, (ii) the number of shares of Common Stock which may be acquired by the named person or by all persons included in the group pursuant to the exercise of options exercisable within sixty (60) days from the date hereof.
3 Includes 81,400 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Non- Qualified Stock Option Plan.
4 Includes 17,600 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Stock Option Plan for Outside Directors.
5 Includes 4,033 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Non- Qualified Stock Option Plan.
6 Includes 3,667 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Non- Qualified Stock Option Plan.
7 Includes 127,967 shares of Common Stock acquirable pursuant to the exercise of options.

Item 13.  Certain Relationships and Related Transactions.

          During the year ended 1995, the Company incurred approximately $654,000 of rental expenses in connection with its main headquarters and centralized inventory distribution facility, located in Hauppauge, New York, which was paid to Bemar Realty Company ("Bemar"), the owner of such premises. Bemar is a partnership consisting of Messrs. Joel Girsky and Charles Girsky, both of whom are officers, directors and principal shareholders of the Company. The lease on the property, which is net of all expenses, including taxes, utilities, insurance, maintenance and repairs, expires on December 31, 1995. The Company is in the process of negotiating a renewal of such lease at a rental rate comparable to the rates currently being charged to rent similar properties in the area. It is anticipated that the new rental rate will be slightly lower than the current rate.

          During fiscal 1995, Joel H. Girsky, the Chairman, President and Treasurer of the Company, was indebted to the Company under demand loans bearing interest at a rate of 9 3/4% per annum, the greatest amount of which indebtedness was $641,425 during such fiscal year. At June 30, 1995, the amount of such indebtedness was $309,808. Such indebtedness was repaid in full on October 27, 1995.

          In September 1995, the Company's Board of Directors adopted a policy prohibiting the Company from making any loan or advance of money or property to, or guaranteeing the obligation of, any non-employee director of the Company and limiting the Company's ability to make such loans, advances or guarantees to employee directors and executive officers of the Company or its subsidiaries unless a majority of independent disinterested outside directors determine that such loan, advance or guarantee may reasonably be expected to benefit the Company. See also "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  JACO ELECTRONICS, INC.



Date: October 30, 1995            By: /s/ Jeffrey D. Gash
                                      ----------------------------------------
                                       Jeffrey D. Gash, Vice President Finance