Form 10-Q
period 1995-09-30
JACO ELECTRONICS INC
filed 1995-11-13
CIK 52971

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 1995

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transition period from ____________________ to ________________________


Commission File Number 0-5896

                             JACO ELECTRONICS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)



            NEW YORK                                        11-1978958
            --------                                       -----------
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



             145 OSER AVENUE, HAUPPAUGE, NEW YORK          11788
          ---------------------------------------------------------
          (Address of principal executive office)        (Zip Code)




Registrant's telephone number, including area code:   (516)  273-5500

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.



                   YES  X                          NO
                       ---                            ---




       Number of Shares of Registrant's Common Stock Outstanding as of
                        November 7, 1995 - 3,791,806
                                           ---------

                                                                       FORM 10-Q
                                                                         Page  2


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                    JACO ELECTRONICS, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     September 30, 1995           June 30, 1995
                                                                     ------------------           -------------
ASSETS:

Current Assets:

        Cash and cash equivalents                                      $      423,220            $      393,671
        Accounts receivable - net                                          21,737,316                20,437,664
        Inventories                                                        33,958,022                26,653,881
        Prepaid expenses and other                                          1,136,129                 1,256,319
        Due from officers                                                     221,362                   309,808
        Deferred income taxes                                                 691,000                   571,000
                                                                       --------------            --------------

                 Total current assets                                      58,167,049                49,622,343


Property, plant and equipment - net                                         4,119,559                 4,106,221


Deferred income taxes                                                         174,000                   174,000

Excess of cost over net assets acquired                                     1,335,156                 1,353,031

Other assets                                                                1,169,615                 1,067,643
                                                                         ------------             -------------



                                                                         $ 64,965,379              $ 56,323,238
                                                                         ============              ============





     See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 3




                    JACO ELECTRONICS, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS




LIABILITIES &  SHAREHOLDERS' EQUITY:                               September 30, 1995                   June 30, 1995
                                                                   ------------------                   -------------
Current Liabilities:

        Accounts payable and accrued expenses                        $  21,169,044                        $ 17,952,385
        Current maturities of long term debt and
          capitalized lease obligations                                    460,497                             452,995
        Income taxes payable                                               729,693                             475,702
                                                                     -------------                        ------------

                         Total current liabilities                      22,359,234                          18,881,082

Long term debt and capitalized lease obligations                        28,009,990                          23,665,624
Deferred compensation                                                      562,500                             550,000

SHAREHOLDERS' EQUITY:


        Preferred stock - authorized, 100,000 shares,
        $10 par value;  none issued
        Common stock - authorized 5,000,000 shares,
        $.10 par value; issued and outstanding,
        2,464,306 and 2,464,384 shares, respectively                       246,430                             246,438
        Additional paid-in capital                                       5,013,671                           5,013,663
        Retained earnings                                                8,773,554                           7,966,431
                                                                       -----------                         -----------


        Total shareholders' equity                                      14,033,655                          13,226,532
                                                                       -----------                         -----------


                                                                       $64,965,379                         $56,323,238
                                                                       ===========                         ===========





     See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 4



                    JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)



                                                                          1995                       1994
                                                                          ----                       ----
NET SALES                                                              $40,083,485                $31,087,594
                                                                       -----------                -----------

COST AND EXPENSES:

     Cost of goods sold                                                 31,542,271                 24,693,472
                                                                       -----------                -----------

     Gross profit                                                        8,541,214                  6,394,122

     Selling, general and administrative expenses                        6,613,141                  5,528,395
                                                                       -----------                -----------

     Operating profit                                                    1,928,073                    865,727

     Interest expense                                                      558,122                    428,233
                                                                       -----------                -----------

     Earnings before income taxes                                        1,369,951                    437,494

     Income tax provision                                                  562,000                    175,000
                                                                       -----------                -----------


     NET EARNINGS                                                      $   807,951                $   262,494
                                                                       ===========                ===========

     Net earnings per common share                                     $       .32                $       .11
                                                                       ===========                ===========

     Weighted average common and common
       equivalent shares outstanding                                     2,536,909                  2,423,387
                                                                       ===========                ===========





     See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 5



                    JACO ELECTRONICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 1995
                   THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)



                                                                       Additional                           Total
                                                                         Paid-In          Retained      Shareholders'
                                    Shares              Amount           Capital          Earnings          Equity
                                    ------              ------           -------          --------          ------
Balance at June 30, 1994          1,652,309           $ 165,231        $3,810,516        $7,226,705     $ 11,202,452

Exercise of stock options            28,000               2,800           105,700                            108,500

10% stock dividend                  167,979              16,798         1,159,056        (1,175,854)

Payment for fractional shares
 resulting  from 10% stock
 dividend                                                                                (      362)    (        362)

4-for-3 stock split                 616,096              61,609        (   61,609)

Net earnings                                                                              1,915,942        1,915,942
                                  ---------           ---------        ----------        ----------     ------------

Balance at June 30, 1995          2,464,384             246,438         5,013,663         7,966,431       13,226,532
                                  ---------           ---------        ----------        ----------     ------------

Payment for fractional shares
 resulting from 4-for-3 stock
 split                            (      78)          (       8)                8        (      828)    (        828)

Net earnings                                                                                807,951          807,951
                                  ---------           ---------        ----------        ----------     ------------


                                  2,464,306           $ 246,430        $5,013,671        $8,773,554     $ 14,033,655
                                  =========           =========        ==========        ==========     ============


     See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 6
                    JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)


                                                                                   1995              1994
                                                                                   ----              ----
Cash flows from operating activities
  Net earnings                                                                  $   807,951       $   262,494

  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities
         Depreciation  and amortization                                             174,900           155,616
         Deferred compensation                                                       12,500            12,500
         Deferred income tax provision                                             (120,000)         ( 37,000)
         Amortization of goodwill                                                    17,875            20,218
         Loss on sale of equipment                                                    8,762
         Provision for doubtful accounts                                            160,240
         Changes in operating assets and liabilities,
         Increase in operating assets - net                                      (8,643,843)       (6,127,731)
         Increase in operating liabilities - net                                  3,470,650         4,530,398
                                                                                 ----------       -----------

         Net cash used in operating activities                                   (4,110,965)      ( 1,183,505)
                                                                                 -----------      ------------

  Cash flows from investing activities
    Capital expenditures                                                         (  201,600)      (   355,369)
    Proceeds from sales of assets                                                     4,600
    Decrease (increase) in due from officers - net                                   88,446       (    27,309)
    Increase  in other assets                                                    (  101,972)      (    38,311)
                                                                                   ---------          --------

         Net cash used in investing activities                                   (  210,526)      (   420,989)
                                                                                 -----------      ------------

  Cash flows from financing activities
    Borrowings under line of credit                                              44,114,000        32,975,464
    Payments under line of credit                                               (39,649,993)      (31,406,755)
    Principal payments under equipment financing
      and term loan                                                             (   112,139)      (   110,579)
    Borrowings under term loan                                                                        125,992
    Payments for fractional shares                                              (       828)
                                                                                ------------      -----------

         Net cash provided by financing activities                                4,351,040         1,584,122
                                                                                -----------       -----------

         NET INCREASE (DECREASE) IN CASH                                             29,549          ( 20,372)
                                                                                -----------       ------------

  Cash and cash equivalents at beginning of period                                  393,671           434,798
                                                                                -----------       -----------

  Cash and cash equivalents at the end of period                                $   423,220       $   414,426
                                                                                ===========       ===========

     See accompanying notes to condensed consolidated financial statements

                                                                       FORM 10-Q
                                                                          Page 7





                    JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)





NOTE A  - BASIS OF PRESENTATION

         1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated statements for the year ended June 30, 1995 and the notes thereto included in the Company's annual report on Form 10K. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

         2) For interim statement purposes, the Company uses the gross profit method in computing inventories which consists of goods held for resale.

         3) Earnings per share have been computed based on weighted average number of shares outstanding including approximately 72,600 common stock equivalents for the period ending September 30, 1995. No common stock equivalents were included for the period ended September 30, 1994 as they were antidilutive.

         4) On February 3, 1995, the Company declared a 10% stock dividend which was paid on March 10, 1995. Further, on August 30, 1995, the Company declared a 4-for-3 stock split which was paid on October 3, 1995. All references to the number of common shares and earnings per common shares have been restated to reflect the 10% stock dividend and the 4-for-3 stock split.

         5)  Subsequent Event

         On October 20, 1995, the Company completed a public offering of 1,600,000 shares of its common stock at $12.75 per share. The offering consisted of 1,325,000 shares offered by the Company and 275,000 shares offered by selling shareholders. The Company's net proceeds of approximately $15,711,000, before deducting expenses estimated to be $396,000, was used to reduce its bank indebtedness.

                                                                       Form 10-Q
                                                                          Page 8


                    JACO ELECTRONICS, INC. AND SUBSIDIARIES
               MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

GENERAL

Jaco is a distributor of electronic components and provider of contract manufacturing and value-added services. Products distributed by Jaco include semiconductors, capacitors, resistors and electromechanical devices and motors used in the assembly and manufacturing of electronic equipment.

The Company's customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (outsourcing). The Company intends to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by Jaco consist of configuring complete computer systems to customer specifications both in tower and desktop configurations, kitting (e.g. supplying sets of specified quantities of products to a customer that are prepackaged for ease of feeding the customer's production lines), assembling fractional-horsepower electric motors and turnkey contract manufacturing through the Company's wholly owned subsidiary, Nexus Custom Electronics, Inc.

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's statement of earnings as a percentage of net sales for the periods shown;

                                                        Three months ended
                                                            September 30,

                                                   1995                      1994
                                                   ----                      ----
Net sales                                          100.0%                    100.0%

Cost of goods sold                                  78.7                      79.4
                                                   -----                     -----

Gross profit                                        21.3                      20.6

Selling, general and administrative expenses        16.5                      17.8
                                                   -----                     -----

Operating profit                                     4.8                       2.8

Interest expense                                     1.4                       1.4

Earnings before income taxes                         3.4                       1.4

Income tax provision                                 1.4                        .6
                                                    ----                      ----


NET EARNINGS                                         2.0%                      .8%
                                                    =====                     ====

                                                                       FORM 10-Q
                                                                        Page   9


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994


Net sales were $40.1 million for the three months ended September 30, 1995, an increase of $9.0 million or 29% as compared to $31.1 million for the three months ended September 30, 1994. The increase in sales is the result of continued strong demand for components in the electronic industry and the increase of sales personnel in our new and existing offices. In addition, revenue from contract manufacturing by Nexus increased slightly to $2.8 million for the three months ended September 30, 1995 as compared to $2.6 million for the three months ended September 30, 1994.

Gross profit margins, as a percentage of net sales, increased from 20.6% for the three months ended September 30, 1994 to 21.3% for the three months ended September 30, 1995. The strong demand for components was primarily attributable for the increase.

Selling, general and administrative expenses were $6.6 million during the first quarter of fiscal 1996, an increase of $1.1 million, or 19.6%, from $5.5 million during the first quarter of fiscal 1995. The increases were attributable, principally, to the Company's sales growth which resulted in increased selling expenses including commissions and the hiring of additional sales personnel both for new and existing sales offices. The Company continues to pay strict attention to cost containment. As a result, selling, general and administrative expenses, as a percentage of net sales during the first quarter of fiscal 1996 decreased to 16.5% as compared to 17.8% during the respective period last year.

Interest expense increased to $558,000 or 30.4%, for the three months ended September 30, 1995 compared to $428,000 for the same period last year. This was primarily attributable to the increase in borrowings resulting from additional inventory required to support the growth in sales. Interest expense is expected to decrease during the remainder of fiscal 1996, as a result of the reduction of indebtedness under the Company's Credit Facility by application of the net proceeds of the stock offering (see Note A-5).

Net earnings for the three months ended September 30, 1995 were $808,000, an increase of approximately $546,000, or 208%, as compared to $262,000 for the three months ended September 30, 1994. The increase in the Company's sales and the improvement in its gross profit margin were primarily responsible for the growth in earnings.


LIQUIDITY AND CAPITAL RESOURCES


The Company maintains a total Credit Facility of $30,000,000, $8,000,000 of which is structured as a term loan, $1,500,000 (the outstanding balance of which at September 30, 1995 was approximately $1,179,000) of which is structured as a term loan, payable in equal monthly installments of $17,857 and the balance of which is structured as a revolving line of credit. During fiscal 1995, the borrowing rate was reduced from prime +1% to a rate equal to the higher of prime rate or the federal funds rate +1/2% or, at the Company's option, LIBOR plus 2.5% for fixed periods of time. The Company must comply with various financial covenants, with all of which

                                                                       FORM 10-Q
                                                                         Page 10



the Company believes itself to be in compliance. As of September 30, 1995, the Company had outstanding borrowings of $27.2 million, with additional borrowing capacity of $2.8 million available under the revolving line of credit.

Working capital increased to $35.8 million as of September 30, 1995, as compared to $15.2 million as of September 30, 1994, an increase of $20.6 million or 136%. The increase was primarily attributable to the Company's restructuring of its Credit Facility which, among other things, extended its maturity date to September 1998; the Company's profitable results; and higher inventory necessary to support the Company's increased level of sales and resulting increased account receivable.

During the three months ended September 30, 1995, the Company's net cash used in operating activities increased to $4.1 million, from $1.2 million in fiscal 1995 as primarily a result of increases in inventory, which was partially offset by increases in accounts payable , all of which is a reflection of higher sales. During the quarter, the Company increased its borrowings under its Credit Facility by $4.5 million principally to provide cash for operating activities. The Company's cash expenditures may vary significantly from its current expectation, based on a number of factors, including but not limited to, future acquisitions, if any.

During October 1995, the Company completed a public offering of 1,600,000 shares of its common stock. The offering consisted of 1,325,000 shares offered by the Company and 275,000 shares offered by selling shareholders. The net proceeds to the Company from this offering, after deducting all costs, was approximately $15.3 million. The net proceeds initially have been used to reduce the outstanding balance of the bank indebtedness under its Credit Facility. As a result of this reduction, the amount available under the Credit Facility will be increased and available in the future for working capital or potential acquisitions.

INFLATION

Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

                                                                       FORM 10-Q
                                                                         Page 11




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

                          Nothing to Report


Item 6.          Exhibits and Reports on Form 8-K

                          a)      Exhibits:  None

                          b)      Reports on Form 8-K:  None

                               S I G N A T U R E





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         JACO ELECTRONICS, INC.
                                              (Registrant)





                                   BY:   /s/     JEFFREY D. GASH
                                       ----------------------------------------
                                       Jeffrey D. Gash - Vice President/Finance
                                       (Principal Financial Officer)





DATED:  November 13, 1995

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule