Form 10-Q
period 1995-12-31
JACO ELECTRONICS INC
filed 1996-02-06
CIK 52971

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 1995

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 0-5896

                             JACO ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

           NEW YORK                                     11-1978958
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                145 OSER AVENUE, HAUPPAUGE, NEW YORK       11788
              (Address of principal executive office)    (Zip Code)


Registrant's telephone number, including area code:   (516)  273-5500

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

          Number of Shares of Registrant's Common Stock Outstanding as
                        of January 26, 1996 - 3,952,722

                                                                       FORM 10-Q
                                                                          Page 2


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                December 31, 1995             June 30, 1995
                                                -----------------             -------------
ASSETS:

Current Assets:

         Cash and cash equivalents                 $   368,724                 $   393,671
         Accounts receivable - net                  22,323,990                  20,437,664
         Inventories                                30,103,154                  26,653,881
         Prepaid expenses and other                  1,207,317                   1,256,319
         Due from officers                                                         309,808
         Deferred income taxes                         653,000                     571,000
                                                   -----------                 -----------

                  Total current assets              54,656,185                  49,622,343


Property, plant and equipment - net                  3,997,240                   4,106,221


Deferred income taxes                                  174,000                     174,000

Excess of cost over net assets acquired              1,317,282                   1,353,031

Other assets                                         1,062,475                   1,067,643
                                                   -----------                 -----------

                                                   $61,207,182                 $56,323,238
                                                   ===========                 ===========

     See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 3


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES &  SHAREHOLDERS' EQUITY:                                December 31, 1995     June 30, 1995
                                                                    -----------------     -------------

Current Liabilities:

         Accounts payable and accrued expenses                         $15,267,166         $17,952,385
         Current maturities of long term debt and
           capitalized lease obligations                                   460,226             452,995
         Income taxes payable                                              119,043             475,702
                                                                       -----------         -----------

                  Total current liabilities                             15,846,435          18,881,082

Long term debt and capitalized lease obligations                        12,485,604          23,665,624
Deferred compensation                                                      575,000             550,000


SHAREHOLDERS' EQUITY:

         Preferred stock - authorized, 100,000 shares,
         $10 par value; none
         issued Common stock - authorized 10,000,000 shares,
         $.10 par value;
         issued and outstanding,
         3,951,806 and 2,464,384 shares, respectively                      395,181             246,438
         Additional paid-in capital                                     22,051,940           5,013,663
         Retained earnings                                               9,853,022           7,966,431
                                                                       -----------         -----------

         Total shareholders' equity                                     32,300,143          13,226,532
                                                                       -----------         -----------

                                                                       $61,207,182         $56,323,238
                                                                       ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 4


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                    1995                  1994
                                                                    ----                  ----

NET SALES                                                        $43,589,877           $33,747,154
                                                                 -----------           -----------

COST AND EXPENSES:

         Cost of goods sold                                       34,768,681            26,828,111
                                                                 -----------           -----------

         Gross profit                                              8,821,196             6,919,043

         Selling, general and administrative expenses              6,613,261             5,624,130
                                                                 -----------           -----------

         Operating profit                                          2,207,935             1,294,913

         Interest expense                                            377,028               532,148
                                                                 -----------           -----------

         Earnings before income taxes                              1,830,907               762,765

         Income tax provision                                        751,000               315,000
                                                                 -----------           -----------

         NET EARNINGS                                            $ 1,079,907           $   447,765
                                                                 ===========           ===========

         Net earnings per common share                           $       .30           $       .18
                                                                 ===========           ===========

         Weighted average common and common
           equivalent shares outstanding                           3,641,647             2,426,980
                                                                 ===========           ===========

     See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 5

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                    1995                  1994
                                                                    ----                  ----

NET SALES                                                        $83,673,362           $64,834,748
                                                                 -----------           -----------

COST AND EXPENSES:

         Cost of goods sold                                       66,310,952            51,521,583
                                                                 -----------           -----------

         Gross profit                                             17,362,410            13,313,165

         Selling, general and administrative expenses             13,226,402            11,152,525
                                                                 -----------           -----------

         Operating profit                                          4,136,008             2,160,640

         Interest expense                                            935,150               960,381
                                                                 -----------           -----------

         Earnings before income taxes                              3,200,858             1,200,259

         Income tax provision                                      1,313,000               490,000
                                                                 -----------           -----------

         NET EARNINGS                                            $ 1,887,858           $   710,259
                                                                 ===========           ===========

         Net earnings per common share                           $       .61           $       .29
                                                                 ===========           ===========

         Weighted average common and common
           equivalent shares outstanding                           3,089,743             2,423,387
                                                                 ===========           ===========

     See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 6


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 1995
                     THE SIX MONTHS ENDED DECEMBER 31, 1995
                                   (UNAUDITED)

                                                                          Additional                      Total
                                                             Common        Paid-In        Retained     Shareholders'
                                                Shares        Stock        Capital        Earnings        Equity
                                                ------       ------       ----------      --------     -------------

Balance at June 30, 1994                      1,652,309     $165,231     $ 3,810,516    $ 7,226,705     $11,202,452

Exercise of stock options                        28,000        2,800         105,700                        108,500

10% stock dividend                              167,979       16,798       1,159,056     (1,175,854)

Payment for fractional shares
 resulting  from 10% stock
 dividend                                                                                      (362)           (362)

4-for-3 stock split                             616,096       61,609         (61,609)

Net earnings                                                                              1,915,942       1,915,942
                                              ---------     --------     -----------    -----------     -----------

Balance at June 30, 1995                      2,464,384      246,438       5,013,663      7,966,431      13,226,532
                                              ---------     --------     -----------    -----------     -----------
Issuance of common
 stock for cash                               1,485,000      148,500      17,026,595                     17,175,095

Exercise of stock options                         2,500          250          11,675                         11,925

Payment for fractional shares
 resulting from 4-for-3 split                       (78)          (7)              7         (1,267)         (1,267)

Net earnings                                                                              1,887,858       1,887,858
                                              ---------     --------     -----------    -----------     -----------


Balance at December 31, 1995                  3,951,806     $395,181     $22,051,940    $ 9,853,022     $32,300,143
                                              =========     ========     ===========    ===========     ===========

      See accompanying notes to condensed consolidated financial statements

                                                                       FORM 10-Q
                                                                          Page 7

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                          1995              1994
                                                                          ----              ----
Cash flows from operating activities
  Net earnings                                                       $  1,887,858       $    710,259

  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities
         Depreciation  and amortization                                   349,800            344,031
         Deferred compensation                                             25,000             25,000
         Deferred income tax provision                                    (82,000)           (78,000)
         Amortization of goodwill                                          35,749             40,435
         Loss on sale of equipment                                          8,918              9,403
         Provision for doubtful accounts                                  326,190            110,620
         Changes in operating assets and liabilities,
         Increase in operating assets - net                            (5,612,787)        (6,201,321)
         (Decrease) increase in operating liabilities - net            (3,041,878)         1,864,387
                                                                     ------------       ------------

         Net cash used in operating activities                         (6,103,150)        (3,175,186)
                                                                     ------------       ------------

Cash flows from investing activities
  Capital expenditures                                                   (266,774)          (722,247)
  Proceeds from sales of equipment                                         17,037
  Decrease (increase) in due from officers - net                          309,808            (71,027)
  Decrease (increase) in other assets                                       5,168            (76,464)
                                                                     ------------       ------------

         Net cash provided by (used in) investing activities               65,239           (869,738)
                                                                     ------------       ------------

Cash flows from financing activities
  Proceeds from public offering - net                                  17,175,095
  Borrowings under line of credit                                      89,522,388         69,118,970
  Payments under line of credit                                       (92,567,064)       (65,317,472)
  Principal payments under equipment financing
     and term loan                                                     (8,128,113)          (219,649)
  Borrowings under term loan                                                                 457,523
  Proceeds from exercise of stock options                                  11,925
  Payments for fractional shares                                           (1,267)
                                                                     ------------       ------------

         Net cash provided by financing activities                      6,012,964          4,039,372
                                                                     ------------       ------------

         NET DECREASE IN CASH                                             (24,947)            (5,552)
                                                                     ------------       ------------

Cash and cash equivalents at beginning of period                          393,671            434,798
                                                                     ------------       ------------

Cash and cash equivalents at end of period                           $    368,724       $    429,246
                                                                     ============       ============

      See accompanying notes to condensed consolidated financial statements

                                                                       FORM 10-Q
                                                                          Page 8

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A  - BASIS OF PRESENTATION

     1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated statements for the year ended June 30, 1995 and the notes thereto included in the Company's annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     2) On October 20, 1995, the Company completed a public offering of 1,600,000 shares of its common stock at $12.75 per share. The offering consisted of 1,325,000 shares offered by the Company and 275,000 shares offered by selling shareholders. On December 8, 1995, the underwriters of the public offering exercised a portion of their over-allotment option for an additional 160,000 shares at a price of $12.75 per share. The Company's net proceeds from the public offering of $17,175,095, after deducting the underwriters commission and costs of the public offering, was used to reduce its bank indebtedness. In connection with the public offering the Company also issued stock warrants, to the representative underwriters, to purchase up to 70,000 shares of common stock at an exercise price per share equal to 180% of the public offering price expiring on October 20, 1999.

     3) For interim statement purposes, the Company uses the gross profit method in computing inventories which consists of goods held for resale.

     4) Earnings per share has been computed based on weighted average number of shares outstanding including approximately 82,000 and 78,000 common stock equivalents for the three and six months ending December 31, 1995, respectively. The effect of common stock equivalents were antidilutive for the six months ended December 31, 1994, and approximately 3,200 common stock equivalents were included in weighted average number of shares outstanding for the three months ended December 31, 1994.

     5) On February 3, 1995, the Company declared a 10% stock dividend which was paid on March 10, 1995. Further, on August 30, 1995, the Company declared a 4-for-3 stock split which was paid on October 3, 1995. All references to the number of common shares and earnings per common share have been restated to reflect the 10% stock dividend and the 4-for-3 stock split.

                                                                       Form 10-Q
                                                                          Page 9

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
               MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's statement of earnings as a percentage of net sales for the periods shown;

                                          Three months ended                   Six months ended
                                             December 31,                         December 31,

                                         1995           1994                 1995           1994
                                         ----           ----                 ----           ----
Net sales                                100.0%         100.0%               100.0%         100.0%

Cost of goods sold                        79.8           79.5                 79.3           79.5
                                         -----          -----                -----          -----

Gross profit                              20.2           20.5                 20.7           20.5

Selling, general and
  administrative expenses                 15.2           16.7                 15.8           17.2
                                         -----          -----                -----          -----

Operating profit                           5.0            3.8                  4.9            3.3

Interest expense                            .8            1.6                  1.1            1.4
                                         -----          -----                -----          -----

Earnings before income taxes               4.2            2.2                  3.8            1.9

Income tax provision                       1.7             .9                  1.5             .8
                                         -----          -----                -----          -----

NET EARNINGS                               2.5%           1.3%                 2.3%           1.1%
                                         =====          =====                =====          =====

                                                                       FORM 10-Q
                                                                         Page 10

COMPARISON OF THREE AND SIX MONTHS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

Net sales for the second quarter of fiscal 1996 increased 29% to $43.6 million, as compared to $33.8 million for the second quarter of fiscal 1995. The increase in sales is the result of the Company's continued focus on internal expansion at existing locations and growth in recently established sales offices. Net sales for the six months ended December 31, 1995 increased 29% to $83.7 million, compared to $64.8 million for the six months ended December 31, 1994.

Gross profit margins decreased for the three months ended December 31, 1995. The decrease during the current quarter was primarily attributable to current market conditions.

Selling, general and administrative (SG&A) expenses were $6.6 million and $13.2 million during the second quarter and first six months of fiscal 1996. As a result of the increase in sales and the Company's attention to cost containment, SG&A as a percentage of net sales decreased to 15.2% as compared to 16.7% for the current quarter and to 15.8% from 17.2% for the six months ended December 31, 1995 as compared to the previous fiscal year.

Interest expense decreased to $377,000 or 29% for the three months ended December 31, 1995. The decrease was the result of a reduction in borrowings under the Company's credit facility by application of the net proceeds from a stock offering completed during the second quarter (see Note A-2).

Net earnings for the second quarter of fiscal 1996 increased 141% compared to the same period in fiscal 1995. Net earnings for the six months ended December 31, 1995 were $1.9 million, an increase of 166% as compared to $ .7 million for the same period in fiscal 1995. The increase in net earnings for the current quarter is principally the result of the increase in sales, control of SG&A and reduction in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a total Credit Facility of $30,000,000, $8,000,000 of which is structured as a term loan, $1,500,000 (the outstanding balance of which at December 31, 1995 was approximately $1,125,000) of which is structured as a term loan, payable in equal monthly installments of $17,857 and the balance of which is structured as a revolving line of credit. During fiscal 1995, the borrowing rate was reduced from prime +1% to a rate equal to the higher of prime rate or the federal funds rate +1/2% or, at the Company's option, LIBOR plus 2.5% for fixed periods of time. The Company must comply with various financial covenants, all of which

                                                                       FORM 10-Q
                                                                         Page 11

the Company is in compliance. As of December 31, 1995, the Company had outstanding borrowings of $11.7 million, with additional borrowing capacity of $18.3 million available under the revolving line of credit.

Working capital increased to $38.8 million as of December 31, 1995, as compared to $15.7 million as of December 31, 1994, an increase of $23.1 million or 147%. The increase was primarily attributable to the Company's restructuring of its Credit Facility which, among other things, extended its maturity date to September 1998; the Company's profitable results; and higher inventory necessary to support the Company's increased level of sales and resulting increased accounts receivable.

During the six months ended December 31, 1995, the Company's net cash used in operating activities increased to $6.1 million, from $3.2 million in fiscal 1995 primarily as a result of increases in inventory, accounts receivables and decreases in accounts payable. During the quarter, the Company decreased its borrowings under its Credit Facility by $15.5 million principally due to the completed stock offering. The Company's cash expenditures may vary significantly from its current expectation, based on a number of factors, including but not limited to, future acquisitions, if any.

During October 1995, the Company completed a public offering of 1,600,000 shares of its common stock. The offering consisted of 1,325,000 shares offered by the Company and 275,000 shares offered by selling shareholders. On December 8, 1995 the underwriters partially exercised their over allotment option for an additional 160,000 shares. The net proceeds to the Company from this offering, after deducting all costs, was approximately $17.2 million. The net proceeds initially have been used to reduce the outstanding balance of the bank indebtedness under its credit facility. As a result of this reduction, the amount available under the Credit Facility has increased and is available in the future for working capital or potential acquisitions.

INFLATION

Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

                                                                       FORM 10-Q
                                                                         Page 12

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

                      Nothing to Report

Item 2.        Changes in Securities

                      Nothing to Report

Item 3.        Defaults Upon Senior Securities

                      Nothing to Report

Item 4.        Submission of Matters to a Vote of Security Holders

               Jaco's Annual Meeting of Shareholders was held on December 11, 1995. The Shareholders approved the following:

               (i) The election of each of the following nominees to the Board of Directors:

                      Stephen A. Cohen     For:  3,278,250    Withheld:  19,453
                      Edward M. Frankel    For:  3,278,250    Withheld:  19,453
                      Charles B. Girsky    For:  3,278,250    Withheld:  19,453
                      Joel H. Girsky       For:  3,278,250    Withheld:  19,453

               (ii) An amendment to the Company's Certificate of Incorporation to increase the aggregate number of shares of common stock, $0.10 par value per share, which the Company shall have the authority to issue from 5,000,000 shares to 10,000,000 shares.

                      For:  3,165,566    Against:  117,459  Abstention:  14,678

Item 5.        Other Information

               Properties

               Jaco leases from Bemar Realty Company, a partnership consisting of Messrs. Joel H. Girsky, President and Chairman of the Board, and Charles B. Girsky, Executive Vice President, approximately 72,000 square feet of office and warehouse space at 145 Oser Avenue, Hauppauge, New York. During January 1996, the Company entered into a new lease agreement effective as of January 1, 1996 and ending December 31, 2004. The initial base rent is five hundred four thousand dollars ($504,000) per annum and the lease provides for increases on an

                                                                       FORM 10-Q
                                                                         Page 13

               annual basis, net of all expenses, including taxes, utilities, insurance and maintenance and repairs. Approximately 26,000 square feet of space is sublet by Jaco to an unafilliated third party. In addition to its headquarters, Jaco maintains purchasing /sales offices and warehouse facilities at its Hauppauge location.

Item 6.        Exhibits and Reports on Form 8-K

                      a)     Exhibits:  None

                      b)     Reports on Form 8-K:

                             The Company filed a Report on Form 8-K, dated October 3, 1995, to report the Board of Directors declarations of a 4-for-3 stock split, which was paid on October 3, 1995 to shareholders of record at the close of business on September 22, 1995, and to report the Company's obligation to issue additional shares of Common Stock as a result of
                             (i) previously exercised options and (ii) the antidilutiion provisions contained in the Company's option plans.

                                S I G N A T U R E

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JACO ELECTRONICS, INC.
                                             (Registrant)



                                 BY: /s/  JEFFREY D. GASH
                                     -------------------------------------------
                                     Jeffrey D. Gash - Vice President/Finance
                                     (Principal Financial Officer)

                                EXHIBIT INDEX
                                -------------

Exhibit No.                      Description                       Page No.
----------                      --------------                     -------
EX-27                           Financial Data Schedule