Form 10-Q
period 1996-03-31
JACO ELECTRONICS INC
filed 1996-05-14
CIK 52971

                                    FORM 10-Q
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1996

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number 0-5896

                             JACO ELECTRONICS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

         NEW YORK                                      11-1978958
         --------                                      ----------
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


           145 OSER AVENUE, HAUPPAUGE, NEW YORK             11788
           ------------------------------------             -----
       (Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code:   (516)  273-5500

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                        YES    X                          NO

Number of Shares of Registrant's Common Stock Outstanding as of May 6, 1996 - 3,995,721
- ---------

                                                                       FORM 10-Q
                                                                          Page 2

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            March 31, 1996    June 30, 1995
                                                            --------------    -------------
ASSETS:

Current Assets:

         Cash and cash equivalents                            $   432,784      $   393,671
         Accounts receivable - net                             23,686,486       20,437,664
         Inventories                                           29,107,498       26,653,881
         Prepaid expenses and other                               900,914        1,256,319
         Due from officers                                                         309,808
         Deferred income taxes                                    752,000          571,000
                                                              -----------      -----------

                  Total current assets                         54,879,682       49,622,343


Property, plant and equipment - net                             4,062,100        4,106,221


Deferred income taxes                                             174,000          174,000

Excess of cost over net assets acquired                         1,299,408        1,353,031

Other assets                                                    1,079,658        1,067,643
                                                              -----------      -----------


                                                              $61,494,848      $56,323,238
                                                              ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 3

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES &  SHAREHOLDERS' EQUITY:                              March 31, 1996        June 30, 1995
                                                                  --------------        -------------


Current Liabilities:

         Accounts payable and accrued expenses                     $15,525,504           $17,952,385
         Current maturities of long term debt and
           capitalized lease obligations                               467,159               452,995
         Income taxes payable                                          340,588               475,702
                                                                   -----------           -----------

                  Total current liabilities                         16,333,251            18,881,082

Long term debt and capitalized lease obligations                    11,187,969            23,665,624
Deferred compensation                                                  587,500               550,000


SHAREHOLDERS' EQUITY:

         Preferred stock - authorized, 100,000 shares,
         $10 par value; none issued
         Common stock - authorized 10,000,000 shares,
         $.10 par value; issued and outstanding,
         3,955,721 and 2,464,384 shares, respectively                  395,572               246,438
         Additional paid-in capital                                 22,024,795             5,013,663
         Retained earnings                                          10,965,761             7,966,431
                                                                   -----------           -----------


         Total shareholders' equity                                 33,386,128            13,226,532
                                                                   -----------           -----------


                                                                   $61,494,848           $56,323,238
                                                                   ===========           ===========


     See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 4

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                               1996                1995
                                                               ----                ----


NET SALES                                                   $43,176,834         $35,825,167
                                                            -----------         -----------


COST AND EXPENSES:

         Cost of goods sold                                  34,543,777          28,328,468
                                                            -----------         -----------

         Gross profit                                         8,633,057           7,496,699

         Selling, general and administrative expenses         6,523,812           6,050,211
                                                            -----------         -----------

         Operating profit                                     2,109,245           1,446,488

         Interest expense                                       222,505             522,204
                                                            -----------         -----------

         Earnings before income taxes                         1,886,740             924,284

         Income tax provision                                   774,000             370,000
                                                            -----------         -----------


         NET EARNINGS                                       $ 1,112,740         $   554,284
                                                            ===========         ===========

         Net earnings per common share                      $       .28         $       .23
                                                            ===========         ===========

         Weighted average common and common
           equivalent shares outstanding                      4,025,060           2,450,019
                                                            ===========         ===========


     See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 5

                                 JACO ELECTRONICS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   FOR THE NINE MONTHS ENDED MARCH 31,
                                               (UNAUDITED)

                                                                     1996                   1995
                                                                     ----                   ----


NET SALES                                                         $126,850,196          $100,659,915
                                                                  ------------          ------------


COST AND EXPENSES:

         Cost of goods sold                                        100,854,729            79,850,049
                                                                  ------------          ------------

         Gross profit                                               25,995,467            20,809,866

         Selling, general and administrative expenses               19,750,214            17,202,738
                                                                  ------------          ------------

         Operating profit                                            6,245,253             3,607,128

         Interest expense                                            1,157,655             1,482,584
                                                                  ------------          ------------

         Earnings before income taxes                                5,087,598             2,124,544

         Income tax provision                                        2,087,000               860,000
                                                                  ------------          ------------


         NET EARNINGS                                             $  3,000,598          $  1,264,544
                                                                  ============          ============

         Net earnings per common share                            $        .88          $        .52
                                                                  ============          ============

         Weighted average common and common
           equivalent shares outstanding                             3,399,293             2,432,685
                                                                  ============          ============


     See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 6

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)

                                                            Additional                     Total
                                                  Common      Paid-In       Retained     Shareholders'
                                   Shares         Stock       Capital       Earnings       Equity
                                 ----------   -----------  -----------   ------------  ---------------
Balance at July 1, 1995          2,464,384      $246,438   $ 5,013,663    $7,966,431    $13,226,532

Issuance of common
 stock for cash                  1,485,000       148,500    16,991,466                   17,139,966

Exercise of stock options            6,415           642        19,658                       20,300

Payment for fractional shares
 resulting from 4-for-3 split          (78)          ( 8)            8        (1,268)      (  1,268)


Net earnings                                                               3,000,598      3,000,598
                               -----------    ----------   -----------   -----------   ------------


Balance at March 31, 1996        3,955,721    $  395,572   $22,024,795   $10,965,761   $ 33,386,128
                               ===========    ==========   ===========   ===========   ============

      See accompanying notes to condensed consolidated financial statements

                                                                       FORM 10-Q
                                                                          Page 7

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                            1996                    1995
                                                                            ----                    ----
Cash flows from operating activities
  Net earnings                                                          $   3,000,598         $   1,264,544

  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities
         Depreciation  and amortization                                       505,740               500,609
         Deferred compensation                                                 37,500                37,500
         Deferred income tax provision                                       (181,000)             (111,000)
         Amortization of goodwill                                              53,623                60,652
         Loss on sale of equipment                                              8,918                18,403
         Provision for doubtful accounts                                      514,640               313,126
         Changes in operating assets and liabilities,
         Increase in operating assets - net                                (5,861,674)           (8,097,618)
         (Decrease) increase in operating liabilities - net                (2,561,994)            3,508,602
                                                                        -------------         -------------

         Net cash used in operating activities                             (4,483,649)           (2,505,182)
                                                                        -------------         -------------

Cash flows from investing activities
  Capital expenditures                                                       (487,575)           (1,034,835)
  Proceeds from sales of equipment                                             17,037
  Decrease (increase) in due from officers - net                              309,808               (73,827)
  Increase in other assets                                                    (12,015)              (46,144)
                                                                        -------------         -------------

         Net cash used in investing activities                               (172,745)           (1,154,806)
                                                                        -------------         -------------

Cash flows from financing activities
  Proceeds from public offering - net                                      17,139,966
  Borrowings under line of credit                                         128,785,498           102,831,553
  Payments under line of credit                                          (132,901,107)          (99,846,646)
  Principal payments under equipment financing
     and term loan                                                         (8,347,882)             (313,177)
  Borrowings under term loan                                                       --               893,046
  Proceeds from exercise of stock options                                      20,300               108,500
  Payments for fractional shares                                               (1,268)                 (362)
                                                                        -------------         -------------

         Net cash provided by financing activities                          4,695,507             3,672,914
                                                                        -------------         -------------

         NET INCREASE IN CASH                                                  39,113                12,926
                                                                        -------------         -------------

Cash and cash equivalents at beginning of period                              393,671               434,798
                                                                        -------------         -------------

Cash and cash equivalents at end of period                              $     432,784         $     447,724
                                                                        =============         =============

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

         2) On October 20, 1995, the Company completed a public offering of 1,600,000 shares of its common stock at $12.75 per share. The offering consisted of 1,325,000 shares offered by the Company and 275,000 shares offered by selling shareholders. On December 8, 1995, the underwriters of the public offering exercised a portion of their over-allotment option for an additional 160,000 shares at a price of $12.75 per share. The Company's net proceeds from the public offering of $17,139,966, after deducting the underwriters commission and costs of the public offering, were used to reduce its bank indebtedness. In connection with the public offering the Company also issued stock warrants, to the representative underwriters, to purchase up to 70,000 shares of common stock at an exercise price per share equal to 180% of the public offering price which expire on October 20, 1999.

         3) On April 15, 1996, the Company announced that its Board of Directors has authorized the purchase of up to 250,000 shares of its outstanding common stock or approximately 6.3% of the currently outstanding shares, under a stock repurchase program. The purchases may be made by the Company from time to time in the open market at the Company's discretion.

         4) For interim statement purposes, the Company uses the gross profit method in computing inventories which consists of goods held for resale.

         5) Earnings per share has been computed based on weighted average number of shares outstanding including approximately 70,000 and 75,000 common stock equivalents for the three and nine months ending March 31, 1996, respectively. The effect of common stock equivalents were antidilutive and were not included in weighted average number of shares outstanding for the three and nine months ended March 31, 1995.

         6) On August 30, 1995, the Company declared a 4-for-3 stock split which was paid on October 3, 1995. All references to the number of common shares and earnings per common share have been restated to reflect the 4-for-3 stock split.

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

The Company's customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (outsourcing). The Company intends to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by Jaco consist of configuring complete computer systems to customer specifications both in tower and desktop configurations, kitting (e.g. supplying sets of specified quantities of products to a customer that are prepackaged for ease of feeding the customer's production lines), assembling fractional- horsepower electric motors and turnkey contract manufacturing through the Company's wholly-owned subsidiary, Nexus Custom Electronics, Inc.

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's statement of earnings as a percentage of net sales for the periods shown;

                                     Three months ended                   Nine months ended
                                          March  31,                          March  31,

                                     1996        1995                     1996        1995
                                     ----        ----                     ----        ----

Net sales                            100.0%     100.0%                    100.0%     100.0%

Cost of goods sold                    80.0       79.1                      79.5       79.3
                                     -----      -----                     -----      -----

Gross profit                          20.0       20.9                      20.5       20.7

Selling, general and
  administrative expenses             15.1       16.9                      15.6       17.1
                                     -----      -----                     -----      -----

Operating profit                       4.9        4.0                       4.9        3.6

Interest expense                        .5        1.5                        .9        1.5
                                     -----      -----                     -----      -----

Earnings before income taxes           4.4        2.5                       4.0        2.1

Income tax provision                   1.8        1.0                       1.6         .8
                                     -----      -----                     -----      -----


NET EARNINGS                           2.6%       1.5%                      2.4%       1.3%
                                     =====      =====                     =====      =====

                                                                       FORM 10-Q
                                                                         Page 10

COMPARISON OF THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

Net sales for the third quarter of fiscal 1996 increased 21 % to $43.2 million, as compared to $35.8 million for the third quarter of fiscal 1995. The increase in sales, compared to the comparable period last year, was the result of the growth in our existing locations and demand for electronic components. Net sales for the nine months ended March 31, 1996 increased 26% to $126.9 million, compared to $100.7 million for the nine months ended March 31, 1995.

Gross profit margins decreased for the three and nine months ended March 31, 1996, compared to the comparable periods last year. The decrease was primarily the result of increased availability of certain components, during the current quarter; resulting in more competitive pricing.

Selling, general and administrative expenses (SG&A) were $6.5 million and $19.8 million during the three and nine months ended March 31, 1996, compared to $6.1 million and $17.2 million last year. Due to the Company's controlling of costs while sales increased, SG&A as a percentage of net sales decreased to 15.1% as compared to 16.9% for the current quarter and to 15.6% from 17.1% for the nine months ended March 31, 1996, as compared to the previous fiscal year.

Interest expense decreased to $223,000 for the three months ended March 31, 1996, compared to $522,000 for the three months ended March 31, 1995. The 57% decrease was primarily the result of a reduction in borrowing under the Company's credit facility by application of the net proceeds from a stock offering completed during the second quarter (see Note A-2).

Net earnings for the third quarter of fiscal 1996 increased 101% compared to the same period in fiscal 1995. Net earnings for the nine months ended March 31, 1996 were $3.0 million, an increase of 137% as compared to $1.3 million for the same period in fiscal 1995. The increase in net earnings is principally the result of the increase in sales, control of SG&A and reduction in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a total Credit Facility of $30,000,000, $1,500,000 (the outstanding balance of which at March 31, 1996 was approximately $1,071,000) of which is structured as a term loan, payable in equal monthly installments of $17,857 and the balance of which is structured as a revolving line of credit. During fiscal 1995, the borrowing rate was reduced from prime +1% to a rate equal to the higher of the prime rate or the federal funds rate +1/2% or, at the Company's option, LIBOR plus 2.0% for fixed periods of time. The Company must comply with various

                                                                       FORM 10-Q
                                                                         Page 11

financial covenants, all of which the Company is in compliance. As of March 31, 1996, the Company had outstanding borrowings of $10.5 million, with additional borrowing capacity of $19.5 million available under the revolving line of credit.

Working capital increased to $38.5 million as of March 31, 1996, as compared to $16.5 million as of March 31, 1995, an increase of $22.0 million or 133%. The increase was attributable to the Company's restructuring of its Credit Facility which, among other things, extended its maturity date to September 1998; the Company's profitable results; and higher inventory necessary to support the Company's increased level of sales and resulting increased accounts receivable.

During the nine months ended March 31, 1996, the Company's net cash used in operating activities increased to $4.5 million, from $2.5 million in fiscal 1995 primarily as a result of increases in inventory, accounts receivables and decreases in accounts payable. During the quarter, the Company decreased its borrowings under its Credit Facility by $1.2 million principally due to the Company's net earnings. The Company's cash expenditures may vary significantly from its current expectation, based on a number of factors, including but not limited to, future acquisitions, if any.

During October 1995, the Company completed a public offering of 1,600,000 shares of its common stock. The offering consisted of 1,325,000 shares offered by the Company and 275,000 shares offered by selling shareholders. On December 8, 1995 the underwriters partially exercised their over allotment option for an additional 160,000 shares. The net proceeds to the Company from this offering, after deducting all costs, was approximately $17.1 million. The net proceeds initially have been used to reduce the outstanding balance of the bank indebtedness under its credit facility. As a result of this reduction, the amount available under the Credit Facility has increased and is available in the future for working capital or potential acquisitions.

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

                           Nothing to Report

Item 3.           Defaults Upon Senior Securities

                           Nothing to Report

Item 4.           Submission of Matters to a Vote of Security Holders

                           Nothing to Report

Item 5.           Other Information

                  Stock Repurchase

                  The Company's Board of Directors has authorized the Company to purchase up to 250,000 shares of its outstanding common stock or approximately 6.3% of the currently outstanding shares, under a stock repurchase program. Purchases may be made by the Company from time to time in the open market at the Company's discretion.

Item 6.           Exhibits and Reports on Form 8-K

                           a)       Exhibits:
                                          27: Financial Data Schedule

                           b)       Reports on Form 8-K:  None

                                S I G N A T U R E

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           JACO ELECTRONICS, INC.
                                                  (REGISTRANT)

                                  BY:   /s/  JEFFREY D. GASH
                                        -------------------------------
                                        Jeffrey D. Gash - Vice President/Finance
                                        (Principal Financial Officer)

DATED:  May 14, 1996

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule