Form 10-K
period 1996-06-30
JACO ELECTRONICS INC
filed 1996-09-30
CIK 52971

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended ......................................June 30, 1996

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to _____________________.

Commission File Number   0-5896

                             JACO ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

              New York                                          11-1978958
(State or other jurisdiction of incorporation                (I.R.S. Employer
          or organization)                                  Identification No.)


 145 Oser Avenue, Hauppauge, New York                              11788
(Address of principal executive offices)                         (Zip Code)

Company's telephone number, including area code:               (516) 273-5500


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
                         Yes:   X        No:
                               ---            ---

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               The aggregate market value of Common Stock held by non-affiliates of the Company, computed by reference to the closing price on September 20, 1996 was $22,722,237.

               Number of shares outstanding of each class of Common Stock, as of September 20, 1996: 3,888,221 shares (excluding 87,500 shares of treasury stock).

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Definitive Proxy Statement to be filed on or before October 28, 1996, under Regulation 14A, in connection with the Company's 1996 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.  BUSINESS

               Jaco Electronics, Inc., a New York corporation organized in 1961 (collectively with all of its subsidiaries, unless otherwise noted, "Jaco" or the "Company").

GENERAL

               Jaco markets and distributes passive and active electronic components to original equipment manufacturers ("OEMs") throughout the United States and Canada from two distribution centers located on the East and West coasts and 14 sales offices located throughout the United States. The Company distributes products such as semiconductors, capacitors, resistors, electro-mechanical devices, computers and computer subsystems, which are used in the manufacture and assembly of electronic products. The Company also provides a variety of value-added services including configuring complete computer systems to customers' specifications, kitting the component requirements of certain customers, assembling fractional-horsepower electric motors to customers' specifications and furnishing contract manufacturing services. Value-added services are intended to attract new customers, maintain and increase sales to existing customers and, where feasible, generate additional revenues and improve margins from sales of components. In addition, these services are designed to respond to an industry trend of outsourcing, in which purchasing, manufacturing and distribution functions are allocated by customers to the most efficient provider. The Company entered the contract manufacturing business in March 1994, when it acquired all of the outstanding capital stock of Nexus Custom Electronics, Inc. ("Nexus"), a Vermont-based turnkey contract manufacturer of printed circuit boards. Management believes the acquisition of Nexus has enabled, and will continue to enable, the Company to expand and broaden its range of value-added service capabilities.

               The Company's core customer base consists primarily of small and medium-sized OEMs that produce electronic equipment used in a wide variety of industries, including manufacturers of telecommunications, computer, computer-related, medical and aerospace equipment and several

Fortune 500 manufacturers. In the fiscal year ended June 30, 1996, the Company distributed electronic components to thousands of customers, none of which individually represented more than 2% of net sales.

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

INDUSTRY OVERVIEW

               The electronics distribution industry has become an increasingly important sales channel for the electronics industry because distributors can market component manufacturers' products to a broader range of OEMs than such manufacturers could economically serve with their direct sales forces. Historically, manufacturers of electronic components have sold directly to large OEMs and relied upon distributors to serve small customers. Today, distributors have become more of an extension of component manufacturers' product delivery channels by providing value-added services and technical support to customers, by stocking sufficient inventory to ensure timely delivery of components and by managing customer credit. Distributors also work with OEMs to ensure that manufacturers' components are integrated into the design of new products.

               According to the National Electronics Distributors Association, an industry trade association, in 1995 the electronics distribution industry recorded approximately $22 billion in sales. Of these sales, approximately $14.4 billion consisted of sales of semiconductors and computer products, which accounted for approximately $81.8 million of the Company's net distribution sales for the year ended June 30, 1996. Approximately $6.6 billion of industry sales consisted of sales of interconnect (connectors, sockets), electromechanical (relays, switches) and passive (resistors, capacitors) components, which products accounted for approximately $74.5 million of the Company's net distribution sales in the year ended June 30, 1996.

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

               Passive components consist primarily of capacitors, electromechanical devices, fractional- horse-power motors and resistors. Passive products accounted for approximately 52%, 52% and

48% of the Company's net distributor sales in the fiscal years ended June 30, 1994, June 30, 1995 and June 30, 1996, respectively.

               Active components include semiconductors and computer subsystems. Semiconductors consist of such items as integrated circuits and discrete components, transistors, diodes, dynamic RAMs, static RAMs, video RAMs and MOSFETs. Computer subsystems are an integral part of personal computers and computer workstations and incorporate such items as disk drives, tape drives, floppy disks and controllers. These products represented approximately 48%, 48% and 52% of the Company's net distributor sales in the fiscal years ended June 30, 1994, June 30, 1995 and June 30, 1996, respectively.

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

               - CONTRACT MANUFACTURING. The Company also furnishes turnkey contract manufacturing printed circuit boards ("PCBs") for OEMs using both conventional pin-through-hole and more advanced surface mount technologies. Contract manufacturing operations involve assembling PCBs to customer specifications utilizing components from suppliers with whom the Company has distribution agreements and other suppliers. As a turnkey contract manufacturer of PCBs, the Company procures the required raw materials and components, manages the assembly and test operations, and supplies the PCBs in accordance with the customer's delivery schedule and quality requirements for the finished product.

SALES AND MARKETING

               Management believes the Company has developed valuable long-term customer relationships and an in-depth understanding of its customers' needs and purchasing patterns. Jaco serves a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense, aerospace, medical equipment and other industries. None of the Company's customers individually represented more than 3% and 2%, respectively, of net sales in the fiscal years ended June 30, 1995 and June 30, 1996.

               The Company's sales personnel are trained to identify their customers' requirements and to actively market the Company's entire product line to satisfy those needs. For example, the Company's sales staff and field engineers regularly meet with customers' engineers and designers to discuss prospective needs and potential design or procurement problems and enable the sales personnel to understand which products will meet the customers' performance criteria, are cost-effective and target specifically identified problems.

               Sales are made throughout the United States and Canada from the sales departments maintained at the Company's two distribution facilities located on the East and West Coasts of the United States in California and New York and from 14 additional sales offices located in California, Florida, Maryland, Massachusetts, Minnesota, North Carolina, Oregon, Texas, Washington, Colorado, Arizona (established in March 1996) and Illinois (established in August 1996). Sales are made primarily through personal visits by the Company's employees and by a staff of trained telephone sales personnel who answer inquiries and receive and process orders from customers. In addition, the Company utilizes the services of independent sales representatives whose territories include parts of the United States, Canada, and several foreign countries. These sales representatives operate under agreements which are terminable by either party upon 30 days' notice. Independent sales representatives are authorized to solicit sales of all of the Company's product lines and are prohibited from representing competing product lines.

               In the fiscal year ended June 30, 1996, 94% of the Company's sales were produced by Company sales personnel and 6% by independent sales representatives, one of whom produced approximately $5 million in revenue. The Company believes that the termination of any independent sales representative would not have a material adverse effect upon its business.

BACKLOG

               The Company's backlog consists of purchase orders received from customers for products scheduled for delivery within the next twelve months. The Company's backlog was $44.9 million at June 30, 1995, compared to $40.6 million at June 30, 1996. Orders constituting the Company's backlog are subject to delivery rescheduling, price negotiations and cancellations by the buyer, sometimes without penalty or notice. Backlog is not necessarily indicative of future sales for any particular period and, the Company expects that in the normal course of business, less than all backlogged orders will be filled.

OPERATIONS

               Component Distribution. Inventory management is critical to a distributor's business. The Company constantly focuses on a high number of resales or "turns" of existing inventory to reduce exposure to product obsolescence and changing customer demand.

               The Company's central computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information of Jaco's distribution business. Each of the Company's sales departments and offices is electronically linked to the Company's central computer systems which provides fully integrated on-line real-time data with respect to the Company's inventory levels. The Company's inventory management system was developed internally by Jaco and is considered proprietary. Inventory turns are tracked by vendor, and the Company's inventory management system provides immediate information to assist in making purchasing decisions and decisions as to which inventory to exchange with suppliers under stock rotation programs. The Company's inventory management system also uses bar-code technology along with scanning devices, which are supplied by Jaco to certain customers, and is networked to the facilities of select customers. In some cases, customers use computers that interface directly with the Company's computers to identify available inventory and rapidly process orders. This system enables the Company to more effectively manage its inventory and to respond more quickly to customer requirements for timely and reliable delivery of components. The Company's inventory turnover was approximately 4.7x for the year ended June 30, 1996.

               Approximately 80% of the Company's component distribution inventory is maintained at its East Coast distribution center in Hauppauge, New York. Most of the remaining inventory is maintained at the Company's West Coast facility in Westlake Village, California. The Company also monitors supplier stock rotation programs, inventory price protection, rejected material and other factors related to inventory quality and quantity.

               Contract Manufacturing. The Company conducts its contract manufacturing operations through Nexus at an approximately 32,600 square foot facility located in Brandon, Vermont. Nexus provides turnkey and consigned contract manufacturing of PCBs for OEMs. "Turnkey" is an industry term that describes a contract manufacturer that buys customer-specified components from suppliers, assembles the components onto finished PCBs and performs post-assembly testing, while "consigned" refers to a contract manufacturer that provides the assembly and testing elements only. OEMs then incorporate the PCBs into finished products. In assembling PCBs, Nexus is capable of employing both pin-through-hole ("PTH") and surface mount technologies ("SMT"). PTH is a method of assembling PCBs in which component leads are inserted and soldered into plated holes in the board. SMT is a method of assembling PCBs in which components are fixed directly to the surface of the board, rather than being inserted into holes. The SMT process allows for more miniaturization, cost savings and shorter lead paths between components (which results in greater signal speed). In the fiscal year ended June 30, 1996, the Company invested approximately $237,000 primarily in SMT machinery and equipment, as part of the Company's ongoing program to expand Nexus' operations.

               Nexus maintains strict quality control procedures for its products, including use of total quality management ("TQM") systems. Incoming raw material and components are checked by the Nexus quality control personnel. During the production stage, quality control personnel check all work in process at several points in the production process. Finally, after the assembly stage, Nexus conducts random testing of finished products.

               Nexus' manufacturing facility has earned ISO 9002 certification. The ISO is a Geneva-based organization dedicated to the development of worldwide standards for quality management guidelines and quality assurance. Nexus' receipt of ISO 9002 certification demonstrates that Nexus' manufacturing operations meet establish world standards. Management believes sophisticated customers increasingly are requiring their manufacturers to be ISO 9002-certified for purposes of quality assurance.

               Acquisition of Q.P.S. Electronics, Inc. On August 2, 1996, the Company acquired the operating assets of Q.P.S. Electronics, Inc. ("QPS"), a distributor of quality active and passive electronic components based in Schaumburg, Illinois. Management expects that the acquisition of QPS will contribute to the expansion of the Company's national, dedicated distribution network by establishing the Company's presence in the Northern Mid-West of the United States.

SUPPLIERS

               Manufacturers of passive and active electronic components are increasingly relying on the marketing, customer service and other resources of distributors who market their product lines to customers not normally served by the manufacturer, and to supplement the manufacturer's direct sales efforts in other accounts often by providing value-added services not offered by the manufacturer. Manufacturers seek distributors who have strong relationships with desirable customers, are financially strong, have the infrastructure to handle large volumes of products and can assist customers in the design and use of the manufacturers' products. Currently, the Company has non-exclusive distribution agreements with many manufacturers, including General Instrument Corporation, Globe Motors (a division of Labinal Components and Systems, Inc.), International Resistive Company, Inc., Kemet Electronics Corporation, Mitel Inc., Rohm Company, Limited, Samsung Semiconductor, Inc., TDK Corporation of America, Vishay Intertechnology, Inc., and Zetex, Inc. Management continuously seeks to identify potential new suppliers and obtain additional distributorships for new lines of products. Management believes that such expansion and diversification will increase the Company's sales and market share.

               In the fiscal year ended June 30, 1996, of the Company's top ten suppliers, two, Kemet, Samsung, accounted for 18.1% , and 10.7 %, respectively, of net sales and the remaining eight each accounted for between 6.7% and 1.5% of net sales. No other supplier accounted for more than 1% of net sales. As is common in the electronics distribution industry, from time to time the Company has experienced terminations of relationships with suppliers which affected its results of operations in post-termination fiscal periods.

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

               Most of the Company's distributor agreements are cancelable by either party, typically upon 30 to 90 days' notice. These agreements typically provide for price protection, stock rotation privileges and the right to return inventory. Price protection is typically in the form of a credit to the distributor for any inventory in the distributor's possession for which the manufacturer reduces its prices. Stock rotation privileges typically allow the Company to exchange inventory in an amount up to 5% of a prior period's purchases. Upon termination of a distributor agreement, the right of return typically requires the manufacturer to repurchase the Company's inventory at the Company's adjusted purchase price. The Company believes that the above-described provisions of its distributorship agreements generally have served to reduce the Company's exposure to loss from unsold inventory. As such price protection and stock rotation privileges are limited in scope, there can be no assurance that the Company will not experience significant losses from unsold inventory in the future.

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

               The PCB contract manufacturing industry is highly fragmented and is characterized by relatively high levels of volatility, competition and pricing and margin pressure. Many large contract manufacturers operate high-volume facilities and primarily focus on high-volume product runs. In contrast, certain contract manufacturers, such as Nexus, focus on low-to-medium volume and service-intensive products, where the finished product often requires a greater amount of overall labor.

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

EMPLOYEES

               At August 31, 1996, the Company had a total of 394 employees, of which 101 were employed by Nexus. Of total employees, 11 were engaged in administration, 55 were managerial and supervisory employees, 143 were in sales and 185 performed warehouse, manufacturing and clerical functions. Of these employees, Nexus employed one in administration, nine in management and supervisory positions, four in sales and 87 in warehouse, manufacturing and clerical functions. There are no collective bargaining contracts covering any of the Company's employees. The Company believes its relationship with its employees is satisfactory.

ITEM 2.    PROPERTIES

               All of the Company's facilities are leased except for the Brandon, VT property which is owned by Nexus. Jaco currently leases 16 facilities located in the States of Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Minnesota, New York, North Carolina, Oregon, Texas and Washington, two of which are multipurpose facilities used principally as administrative, sales, and purchasing offices, as well as warehouses, and the remainder of which are used exclusively by Jaco as sales offices. Jaco's satellite sales offices range in size from approximately 1,000 square feet to approximately 7,200 square feet. Base rents for such properties range from approximately $1,000 per month to approximately $5,700 per month. Depending on the terms of each particular lease, in addition to base rent, Jaco may also be responsible for portions of real estate taxes, utilities and operating costs, or increases in such costs over certain base levels. The lease terms range from month-to-month to as long as three years. All facilities are linked by computer terminals to Jaco's Hauppauge, New York headquarters. The following paragraphs set forth certain information regarding Jaco's two principal leased facilities:

               (i) Jaco leases from Bemar Realty Company, a partnership consisting of Messrs. Joel H. Girsky and Charles B. Girsky, approximately 72,000 square feet of office and warehouse space at 145 Oser Avenue, Hauppauge, New York. The lease provides for a current monthly base rent of approximately $42,000 net of all expenses, including taxes, utilities, insurance, maintenance and repairs, and has a term which expires on December 31, 2003. Jaco negotiated a renewal of the lease and the current rental rate is similar to that currently being charged for comparable properties in the area. Approximately 26,000 square feet of space is sublet by Jaco to an unaffiliated third party. In addition to its headquarters, Jaco maintains purchasing and sales offices and warehouse facilities at its Hauppauge location.

               (ii) Jaco leases from an unaffiliated party, on a month-to-month basis, approximately 10,000 square feet of office and warehouse space in Westlake Village, California for a base rent of approximately $8,400 per month. Jaco maintains both a purchasing and sales office at this location, as well as warehouse facilities.

               Nexus currently owns and occupies a 32,000 square foot facility located in Brandon, Vermont, that is used for manufacturing, storage and office space. The building was acquired by the Company on March 11, 1994 as part of the acquisition of all of the outstanding shares of capital stock of Nexus.

               The Company believes that its present facilities will be adequate to meet its needs for the foreseeable future.

ITEM 3.  Legal Proceedings.

         The Company is not a party to any material pending legal proceedings.

ITEM 4.  Submission of Matters To A Vote of Security Holders.

         No response to this Item is required.

                                     PART II

ITEM 5.  Market For the Company's Common Stock and Related Security
         Holder Matters.

               (a) The Company's common stock (the "Common Stock") is traded on The Nasdaq National Market under the symbol "JACO". The stock prices listed below represent the high and low closing sale prices of the Common Stock, as reported by The Nasdaq National Market, for each fiscal quarter beginning with the first fiscal quarter of 1995. Stock prices prior to February 14, 1995 have been adjusted to give effect to the 10% stock dividend paid on March 10, 1995 and stock prices of all periods have been adjusted to give effect to the 4-for-3 stock split which was distributed to shareholders of record as of September 22, 1995.

                  FISCAL YEAR 1995:                                    HIGH              LOW
                  First quarter ended September 30, 1994               $ 5.28           $ 3.75
                  Second quarter ended December 31, 1994               $ 5.45           $ 3.92
                  Third quarter ended March 31, 1995                   $ 5.54           $ 4.26
                  Fourth quarter ended June 30, 1995                   $ 7.31           $ 5.06

                  FISCAL YEAR 1996:                                    HIGH              LOW
                  First quarter ended September 30, 1995               $13.88           $ 6.28
                  Second quarter ended December 31, 1995               $16.00           $10.50
                  Third quarter ended March 31, 1996                   $12.38           $ 9.75
                  Fourth quarter ended June 30, 1996                   $12.63           $ 9.75

               (b) As of August 31, 1996 there were approximately 194 holders of record of The Company's Common Stock who management believes held for more than 2,476 beneficial owners.

               (c) The Company has never declared or paid cash dividends on its Common Stock. The Company intends to retain its earnings, if any, for use in its business and to support growth and does not anticipate paying cash dividends in the foreseeable future. In addition, the agreement governing the Company's credit facility (the "Credit Facility") contains provisions that prohibit the Company from paying cash dividends on its Common Stock.

Item 6.  Selected Consolidated Financial Data


                                                                     Year ended June 30,
                                          1992             1993             1994             1995             1996
                                       ----------       ----------       ----------       ----------       ----------
STATEMENT OF OPERATING DATA                                  (in thousands, except per share data)
Net sales                              $   77,358       $   96,675       $  105,213       $  138,683       $  167,149
Cost of goods sold                         59,951           75,630           83,038          109,902          133,105
                                       ----------       ----------       ----------       ----------       ----------
Gross profit                               17,407           21,045           22,175           28,781           34,044
Selling, general and
    administrative expenses                15,753           17,786           19,155           23,552           26,247
                                       ----------       ----------       ----------       ----------       ----------
Operating profit                            1,654            3,259            3,020            5,229            7,797
Interest expense                            1,172            1,078            1,117            2,010            1,347
                                       ----------       ----------       ----------       ----------       ----------
Earnings before income
    taxes and cumulative effect
    of a change in accounting
    for income taxes                          482            2,181            1,903            3,219            6,450
Income tax expense                            170              797              714            1,303            2,600
                                       ----------       ----------       ----------       ----------       ----------
Earnings before cumulative
    effect of a change in
    accounting for income
    taxes                                     312            1,384            1,189            1,916            3,850
Cumulative effect of a change in
    accounting for income taxes                                                 241
                                       ----------       ----------       ----------       ----------       ----------
NET EARNINGS                           $      312       $    1,384       $    1,430       $    1,916       $    3,850
                                       ==========       ==========       ==========       ==========       ==========

PER SHARE DATA *
Earnings per common share
    before cumulative effect of
    a change in accounting             $     0.12       $     0.55       $     0.47       $     0.78       $     1.08
Cumulative effect of a change
    in accounting                                                              0.09
                                       ----------       ----------       ----------       ----------       ----------
Net earnings per common share          $     0.12       $     0.55       $     0.56       $     0.78       $     1.08
                                       ==========       ==========       ==========       ==========       ==========

Weighted average common and
    common equivalent shares
    outstanding                         2,506,001        2,522,980        2,551,173        2,461,091        3,554,018
                                       ==========       ==========       ==========       ==========       ==========

BALANCE SHEET DATA
Working capital                        $   13,614       $   14,910       $   15,160       $   30,741       $   36,964
Total assets                               35,547           36,056           45,685           56,323           61,143
Long-term obligations                       8,225            8,058            9,694           23,666            8,791
Shareholders' equity                        8,520            9,905           11,202           13,227           34,304

* All per share information has been restated to give effect to a 10% stock dividend paid on March 10, 1995 and a 4-for-3 stock split distributed to shareholders of record as of September 22, 1995.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Result of Operations

               Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

               Statements in this filing, and elsewhere, which look forward in time involve risks and uncertainties which may effect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: dependence on a limited number of suppliers for products which generate a significant portion of the Company sales, the effect upon the Company of increases in tariffs or duties, changes in trade treaties, strikes or delays in air or sea transportation and possible future United States legislation with respect to pricing and/or import quotas on products imported from foreign countries, and general economic downturns in the electronics distribution industry which may have an adverse economic effect upon manufacturers, end-users of electronic components and electronic component distributors.

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

               In March 1994, the Company entered the contract manufacturing business through the acquisition of all the outstanding shares of capital stock of Nexus, paying approximately $1,800,000 which was financed in part from a $1,500,000 term loan obtained under the Company's Credit Facility. See Notes D and I of Notes to Consolidated Financial Statements. Since March 1994, the Company devoted significant efforts to improving the performance of Nexus including: capital expenditures of approximately $700,000 to improve Nexus' capabilities for surface mount technology in the assembly of PCBs; consolidation of Nexus' operational facilities from three buildings into one building; utilization of Jaco's sales force in the Northeast to generate new customers for Nexus; and reduction in the cost of components purchased by Nexus by consolidating such purchases with other components purchased by Jaco.

               The Company's sales from value-added services represented $18.0 million, or 11.0 % of net sales in the year ended June 30, 1996, $18.1 million, or 13% of net sales in the year ended June 30, 1995, and $8.9 million or 8% of net sales in the year ended June 30, 1994. Of these sales, sales from contract manufacturing through Nexus, which was acquired in March 1994, were $10.8 million or 6.5% of net sales in the year ended June 30, 1996, $12.1 million or 8.7% of net sales in the year ended June 30, 1995 and $2.7 million or 2.6% of net sales in the year ended June 30, 1994.

RESULTS OF OPERATIONS
               The following table sets forth certain items in the Company's statements of earnings as a percentage of net sales for the periods shown:

                                                               YEAR ENDED JUNE 30,
                                                          1994          1995         1996
                                                          ----          ----         ----
Net sales                                                  100.0%       100.0%       100.0%
Cost of goods sold                                          78.9         79.2         79.6
                                                           -----        -----        -----
Gross profit                                                21.1         20.8         20.4
Selling, general and administrative expenses                18.2         17.0         15.7
                                                           -----        -----        -----
Operating profit                                             2.9          3.8          4.7
Interest expense                                             1.1          1.5           .8
                                                           -----        -----        -----
Earnings before income taxes and cumulative effect
of a change in accounting                                    1.8          2.3          3.9
Income tax expense                                            .7           .9          1.6
                                                           -----        -----        -----
Earnings before cumulative effect of a change in
accounting                                                   1.1          1.4          2.3
Cumulative effect of a change in accounting for
income taxes                                                  .3           --           --
                                                           -----        -----        -----
Net earnings                                                 1.4%         1.4%         2.3%
                                                           =====        =====        =====

COMPARISON OF YEAR ENDED JUNE 30, 1996 ("FISCAL 1996") WITH YEAR ENDED JUNE 30, 1995 ("FISCAL 1995")

               Net sales for the fiscal year ended June 30, 1996 increased 20.5% to $167,149,000, as compared to $138,683,000 reported for the same fiscal 1995 period. The increase in sales is the result of strong overall demand for electronic components in the electronics industry, the Company's continued expansion as a national distributor into new territories, and the addition of sales personnel in existing locations. The Company has recently expanded its product offerings to include the flat panel display market. Though sales were minimal during fiscal 1996, the Company anticipates that flat panel display sales will contribute to the Company's sales growth in the future. Sales from contract manufacturing (Nexus) decreased by approximately $1.0 million during fiscal 1996, compared to fiscal 1995, due to the loss of two major customers. The Company believes that it has replaced the lost business and anticipates increases in contract manufacturing sales during future periods.

               Gross profit margins, as a percentage of net sales, decreased slightly from 20.8% in fiscal 1995 to 20.4% in fiscal 1996. This was primarily due to a softening in demand for components during the second half of fiscal 1996. The Company is hopeful that it will be able to raise margins realized from the contract manufacturing group during fiscal 1997.

               Selling, general and administrative (SG&A) expenses were $26.2 million in fiscal 1996, an increase of $2.7 million, or 11.4%, from $23.6 million in fiscal 1995. The continued geographic expansion of the Company by opening sales offices in Arizona and Colorado, the higher commissions paid based on sales growth, the addition of sales personnel in existing locations and the hiring of additional support personnel to handle increased sales all attributed to the increase in SG&A. As a percentage of fiscal 1996 net sales, SG&A declined to 15.7% from 17.0% in fiscal 1995. Close attention to cost containment resulted in the reduction. The Company believes that if net sales continue to increase, SG&A will decrease as a percentage of net sales.

               Interest expense decreased to $1.3 million in fiscal 1996 from $2.0 million in fiscal 1995. The 33% decrease was primarily the result of a reduction in borrowings as a result of the reduction in indebtedness under the Company's Credit Facility by application of the net proceeds from the public offering completed during the second quarter of fiscal 1996.

               Net earnings for fiscal 1996 were $3.8 million, an increase of approximately $1.9 million, or approximately 100% as compared to the same period in fiscal 1995. The increase in the net earnings is principally the result of increases in sales, control of SG&A expenses and a reduction in interest expense.

COMPARISON OF YEAR ENDED JUNE 30, 1995 WITH YEAR ENDED JUNE 30, 1994 ("FISCAL 1994")

               Net sales were $138.7 million for fiscal 1995, an increase of $33.5 million or 32% as compared to $105.2 million for fiscal 1994. The increase in sale was the result of several factors, including strong overall demand for components in the electronics industry generally, and the establishment of new offices and expansion of sales forces in existing offices to grow the distribution business. In addition, revenue from contract manufacturing by Nexus increased to approximately $12.1 million in fiscal 1995, from $2.7 million in fiscal 1994. Nexus was acquired in March 1994. Accordingly, the results of its operations for only three and a half months of fiscal 1994 were included in fiscal 1994 results of operations.

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

               Net earnings for fiscal 1995 were $1.9 million, an increase of approximately $500,000 or 34.0%, as compared to $1.4 million for fiscal 1994, after taking into account the cumulative effect of a change in accounting for income taxes of $241,000 in the fiscal year ended June 30, 1994. Earnings before the change in accounting for income taxes increased $727,000 (61%) in fiscal 1995 as compared to fiscal 1994. Growth in the Company's distribution business was primarily responsible for the growth in earnings. Nexus realized modest profits after its first full year as a subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

               On October 20, 1995, the Company completed a public offering of 1,600,000 shares of its common stock at $12.75 per share. The offering consisted of 1,325,000 shares offered by the Company and an aggregate of 275,000 shares offered by certain officers and directors of the Company. On December 8, 1995, the underwriters of the public offering exercised a portion of their overallotment option for an additional 160,000 shares at a price per share equal to that of the public offering. The Company's net proceeds from the public offering of approximately $17,140,000, after deducting the underwriters' commission and costs of the public offering, were used to reduce its bank indebtedness. In connection with the public offering, the Company also issued stock warrants, to the representative underwriters, to purchase up to 70,000 shares of common stock at an exercise price per share equal to 180% of the public offering price, which expire on October 20, 1999.

               The Company maintains a total Credit Facility of $30,000,000, $1,500,000 (the outstanding balance of which at August 31, 1996 was approximately $982,000) of which is structured as a term loan, payable in equal monthly installments of $17,857 and the balance of which is structured as a revolving line of credit. During fiscal 1995, the borrowing rate was reduced from prime+1% to a rate equal to the higher of prime rate or the federal funds rate +1/2% or, at the Company's option, LIBOR plus 2.5% for fixed periods of time (during fiscal 1996, the borrowing rate was further reduced to LIBOR plus 2.0%). The Company must comply with various financial covenants, with all of which the Company believes itself to be in compliance. As of August 31, 1996, the Company had outstanding borrowings of $10.3 million, with additional borrowing capacity of $19.7 million available under the revolving line of credit.

               Working capital increased to $37.0 million as of June 30, 1996, as compared to $30.7 million as of June 30, 1995, an increase of $6.3 million or approximately 21%. The increase was primarily attributable to increased accounts receivable and inventory related to increased level of sales.

               During fiscal 1996, the Company's net cash used in operating activities decreased to $1.6 million from $4.0 million in fiscal 1995 as a result of increases in earnings offset by increases in accounts receivable and inventory. In fiscal 1996, the Company decreased its borrowings under its Credit Facility by $14.6 million principally as a result of the application of the net proceeds from the public offering. The Company's cash expenditures may vary significantly from its current expectations, based on a number of factors, including but not limited to, future acquisitions, if any.

               For fiscal 1995 and 1996, inventory turnover was 4.6x and 4.7x, respectively. The average age of the Company's accounts receivable at June 30, 1996 was 48 days, as compared to 50 days at June 30, 1995. The Company did not experience any significant trade collection difficulties during fiscal 1996.

               On April 15, 1996, the Company's Board of Directors authorized the purchase of up to 250,000 shares of its common stock or approximately 6.3% of the then outstanding shares, under a stock repurchase program. As of September 20, 1996, the Company has repurchased 87,500 shares at an average market price of $8.00 per share.

INFLATION

               Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

ITEM 8.   Financial Statements and Supplementary Data.

          For an index to the financial statements and supplementary data, see Item 14(a).

ITEM 9.   Disagreements on Accounting and Financial Disclosure.

          No response to this Item is required.

                                    PART III

ITEM 10.   Directors and Executive Officers of the Company.

               Incorporated herein by reference is the information to appear under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 1996.

ITEM 11.   Executive Compensation.

               Incorporated herein by reference is the information to appear under the caption "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 1996.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.

               Incorporated herein by reference is the information to appear under the caption "Principal Shareholders; Shares Held by Management" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 1996.

ITEM 13.   Certain Relationships and Related Transactions.

               Incorporated herein by reference is the information to appear under the caption "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 1996.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                             Page

(a)    (1) Financial Statements included in Part II, Item 8, of this Report:

           Index to Consolidated Financial Statements and Schedule                            F-1

           Report of Independent Certified Public Accountants                                 F-2

           Consolidated Balance Sheets                                                        F-3

           Consolidated Statements of Earnings                                                F-5

           Consolidated Statement of Changes in Shareholders' Equity                          F-6

           Consolidated Statements of Cash Flows                                              F-7

           Notes to Consolidated Financial Statements                                         F-8 - F-24

(a)    (2) Financial Statement Schedule included in Part IV of this Report:
           Report of Independent Certified Public Accountant on Schedule II                   F-25
           Schedule II - Valuation and Qualifying Accounts                                    F-26

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Exhibit
  No.
- -------

3.1 Restated Certificate of Incorporation adopted November, 1987, incorporated by reference to the Company's definitive proxy statement distributed in connection with the Company's annual meeting of shareholders held in November, 1987, filed with the SEC on November 3, 1986, as set forth in Appendix A to the aforesaid proxy statement.

3.1.1 Certificate of Amendment of the Certificate of Incorporation, adopted December, 1995.

3.2 Restated By-Laws adopted June 18, 1987, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1987 ("the Company's 1987 10-K"), Exhibit 3.2.

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

10.2.2         Lease Between the Company and Bemar Realty Company, dated January
               1, 1996.

10.3 Employment Agreement between Joel Girsky and the Company, dated December 29, 1989, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1990 ("the Company's 1990 10-K"), Exhibit 10.3 pages 47-52.

10.4 1980 Stock Incentive Plan, incorporated by reference to the Company's Registration Statement on Form S-1, Commission File No. 2-91547, filed June 9, 1984, Exhibit 10.4, pages 168-172.

10.5 Restated 1981 Incentive Stock Option Plan, incorporated by reference to the Company's 1987 10-K, Exhibit 10.1.

10.6 1993 Non-Qualified Stock Option Plan, incorporated by reference to the Company's 1993 10-K, Exhibit 10.6.

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

10.9 Employment Agreement between Joel Girsky and the Company, dated October 5, 1994, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994,
               Exhibit 10.9.

10.10 Authorized Electronic Industrial Distributor Agreement, dated as of August 24, 1970 by and between AVX and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, Exhibit 10.10.

10.11 Electronics Corporation Distributor Agreement, dated November 15, 1974, by and between Kemet and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, Exhibit 10.11.

21.1           Subsidiaries of the Company.

23.1           Consent of Grant Thornton LLP.

27.            Financial Data Schedule.

99.1 General Loan and Security Agreement dated January 20, 1989, between the Company as borrower and The Bank of New York Commercial Corporation ("BNYCC") as secured party, incorporated by reference to the Company's Current Report on Form 8-K, filed January 31, 1989, Exhibit 28(1).

99.2 Loan and Security Agreement - Accounts Receivable and Inventory, dated January 20, 1989, between the Company and BNYCC, incorporated by reference to the Company's Current Report on Form 8-K filed January 31, 1989, Exhibit 28(2).

99.3 Letter of Credit and Security Agreement, dated January 20, 1989, between the Company and BNYCC, incorporated by reference to the Company's Current Report on Form 8-K filed January 31, 1989,
               Exhibit 28(3).

99.4 Amendment to Term Loan Notes (the "Term Notes") executed by the Company in favor of BNYCC dated January 13, 1992, together with Letters from R.C. Components, Inc., Quality Components, Inc., Micatron, Inc. and Distel, Inc., each a subsidiary of the Company and a guarantor of the obligations evidenced by the Term Notes, to BNYCC acknowledging the amendment to the Term Notes for the extension of the maturity date of each such note, incorporated by reference to the Company's 1992 10-K, Exhibit 28.4.

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

99.7 Restated and Amended Loan and Security Agreement, dated April 25, 1995, among the Company, Nexus and BNYCC, together with an Amendment to Term Loan Note executed by the Company in favor of BNYCC and Letter executed by R.C. Components, Inc., Quality Components, Inc., Micatron, Inc., Distel, Inc. and Jaco Overseas, Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, Exhibit 99.7.

99.8 Second Restated and Amended Loan and Security Agreement dated September 13, 1995 among the Company, Nexus Custom Electronics, Inc., BNYCC and NatWest Bank, N.A. ("Second Restated and Amended Loan and Security Agreement"), incorporated by reference to the Company's Registration Statement on Form S-2, Commission File No. 33-62559, filed October 13, 1995, Exhibit 99.8.

99.8.1 Amendment to the Second Restated and Amended Loan and Security Agreement, dated as of April 10, 1996.

(b) Reports on Form 8-K filed during last quarter of the period covered by this Report:

               None.

                              INDEX TO CONSOLIDATED
                        FINANCIAL STATEMENTS AND SCHEDULE




                                                                      Page
                                                                      ----


Report of Independent Certified Public Accountants                    F-2


Financial Statements

      Consolidated Balance Sheets                                     F-3

      Consolidated Statements of Earnings                             F-5

      Consolidated Statement of Changes in Shareholders' Equity       F-6

      Consolidated Statements of Cash Flows                           F-7

      Notes to Consolidated Financial Statements                   F-8 - F-24

      Report of Independent Certified Public Accountants
          on Schedule                                                F-25

      Schedule II - Valuation and Qualifying Accounts                F-26

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
    JACO ELECTRONICS, INC.


We have audited the accompanying consolidated balance sheets of Jaco Electronics, Inc. and Subsidiaries (the "Company") as of June 30, 1995 and 1996 and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jaco Electronics, Inc. and Subsidiaries as of June 30, 1995 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal 1994.



GRANT THORNTON LLP

Melville, New York
August 16, 1996

                     Jaco Electronics, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,



                                    ASSETS                                         1995              1996
                                                                                -----------       -----------

CURRENT ASSETS
    Cash and cash equivalents                                                   $   393,671       $   164,161
    Marketable securities                                                                             493,281
    Accounts receivable, less allowance for doubtful
       accounts of $610,000 in 1995 and $758,000
        in 1996                                                                  20,437,664        22,217,130
    Inventories                                                                  26,653,881        30,089,508
    Prepaid expenses and other                                                    1,256,319           739,530
    Due from officers                                                               309,808
    Deferred income taxes                                                           571,000           708,000
                                                                                -----------       -----------

         Total current assets                                                    49,622,343        54,411,610




PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                                      4,106,221         4,226,617




DEFERRED INCOME TAXES                                                               174,000           189,000




EXCESS OF COST OVER NET ASSETS ACQUIRED, less accumulated amortization of
    $297,700 in 1995 and $369,200 in 1996                                         1,353,031         1,241,533




OTHER ASSETS                                                                      1,067,643         1,073,969
                                                                                -----------       -----------

                                                                                $56,323,238       $61,142,729
                                                                                ===========       ===========


The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                    June 30,



                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY                                     1995              1996
                                                                                    -----------       -----------

CURRENT LIABILITIES
   Accounts payable                                                                 $16,651,774       $15,413,879
   Current maturities of long-term debt and
      capitalized lease obligations                                                     452,995           474,082
   Accrued expenses                                                                   1,300,611         1,175,973
   Income taxes payable                                                                 475,702           383,970
                                                                                    -----------       -----------

        Total current liabilities                                                    18,881,082        17,447,904


LONG-TERM DEBT AND CAPITALIZED LEASE
   OBLIGATIONS                                                                       23,665,624         8,791,270


DEFERRED COMPENSATION                                                                   550,000           600,000


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
   Preferred stock - authorized, 100,000 shares, $10
      par value;  none issued
   Common stock - authorized, 5,000,000 and 10,000,000 shares, respectively,
      $.10 par value; issued and outstanding, 2,464,384 and 3,955,721 shares,
      respectively                                                                      246,438           395,572
   Additional paid-in capital                                                         5,013,663        22,024,795
   Unrealized gain on marketable securities                                                                68,245
   Retained earnings                                                                  7,966,431        11,814,943
                                                                                    -----------       -----------

                                                                                     13,226,532        34,303,555
                                                                                    -----------       -----------

                                                                                    $56,323,238       $61,142,729
                                                                                    ===========       ===========



The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                               Year ended June 30,




                                                                    1994               1995               1996
                                                                ------------       ------------       ------------

Net sales                                                       $105,213,077       $138,683,331       $167,149,385
Cost of goods sold                                                83,038,254        109,902,639        133,105,227
                                                                ------------       ------------       ------------

       Gross profit                                               22,174,823         28,780,692         34,044,158

 Selling, general and administrative expenses                     19,154,802         23,551,196         26,246,741
                                                                ------------       ------------       ------------

       Operating profit                                            3,020,021          5,229,496          7,797,417

Interest expense                                                   1,117,354          2,010,554          1,347,639
                                                                ------------       ------------       ------------

       Earnings before income taxes and cumulative effect
         of a change in accounting for income taxes                1,902,667          3,218,942          6,449,778

Income tax provision                                                 714,000          1,303,000          2,600,000
                                                                ------------       ------------       ------------

       Earnings before cumulative effect of a change
         in accounting for income taxes                            1,188,667          1,915,942          3,849,778

Cumulative effect of a change in accounting for
    income taxes                                                     241,000
                                                                ------------       ------------       ------------
       NET EARNINGS                                             $  1,429,667       $  1,915,942       $  3,849,778
                                                                ============       ============       ============


Earnings per common share
    Earnings per share before cumulative effect of a
      change in accounting for income taxes                     $        .47       $        .78       $       1.08
    Cumulative effect of a change in accounting for
      income taxes                                                       .09
                                                                ------------       ------------       ------------

         Net earnings per common share                          $        .56       $        .78       $       1.08
                                                                ============       ============       ============

Weighted average common shares and common
    equivalent shares outstanding                                  2,551,173          2,461,091          3,554,018
                                                                ============       ============       ============



The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                    Years ended June 30, 1994, 1995 and 1996




                                                                                   Unrealized
                                                                    Additional      gain on                          Total
                                                                      paid-in      marketable      Retained      shareholders'
                                          Shares        Amount        capital      securities      earnings         equity
                                        ---------      --------   -----------      ----------    -----------     -----------
Balance at July 1, 1993                 1,708,637      $170,864    $3,936,613                     $5,797,038      $9,904,515

Cancellation of shares in satisfac-
    tion of amounts due in connec-
    tion with a previous acquisition      (56,953)       (5,695)     (126,972)                                      (132,667)
Exercise of stock options                     625            62           875                                            937
Net earnings                                                                                       1,429,667       1,429,667
                                        ---------      --------   -----------      -------       -----------     -----------

Balance at June 30, 1994                1,652,309       165,231     3,810,516                      7,226,705      11,202,452

Exercise of stock options                  28,000         2,800       105,700                                        108,500
10% stock dividend                        167,979        16,798     1,159,056                     (1,175,854)
Payment for fractional shares
    resulting from 10% stock
    dividend                                                                                            (362)           (362)
4-for-3 stock split                       616,096        61,609       (61,609)
Net earnings                                                                                       1,915,942       1,915,942
                                        ---------      --------   -----------      -------       -----------     -----------

Balance at June 30, 1995                2,464,384       246,438     5,013,663                      7,966,431      13,226,532

Issuance of common stock for
   cash                                 1,485,000       148,500    16,991,466                                     17,139,966
Exercise of stock options                   6,415           642        19,658                                         20,300
Payment for fractional shares
    resulting from 4-for-3 stock
    split                                     (78)           (8)            8                         (1,266)         (1,266)
Unrealized gain on marketable
   securities                                                                      $68,245                            68,245
Net earnings                                                                                       3,849,778       3,849,778
                                        ---------      --------   -----------      -------       -----------     -----------

BALANCE AT JUNE 30, 1996                3,955,721      $395,572   $22,024,795      $68,245       $11,814,943     $34,303,555
                                        =========      ========   ===========      =======       ===========     ===========





The accompanying notes are an integral part of this statement.

                     Jaco Electronics, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Year ended June 30,

                                                                               1994                 1995                 1996
                                                                           -------------        -------------        -------------

Cash flows from operating activities
   Net earnings                                                            $   1,429,667        $   1,915,942        $   3,849,778
   Adjustments to reconcile net earnings to net
     cash used in operating activities
       Depreciation and amortization                                             412,704              693,290              719,899
       Deferred compensation                                                      50,000               50,000               50,000
       Deferred income tax benefit                                              (111,000)             (31,000)            (158,000)
       Loss on sale of equipment                                                  35,006               18,403                8,793
       Provision for doubtful accounts                                           160,000              458,000              761,190
       Changes in operating assets and liabilities, net
         of effects of acquisition
           Increase in accounts receivable                                    (1,807,919)          (3,759,741)          (2,540,656)
           Increase in inventories                                            (1,936,676)          (6,572,285)          (3,435,627)
           Decrease (increase) in prepaid expenses and other                    (224,965)            (184,100)             516,789
           (Decrease) increase in accounts payable                             2,493,897            3,057,980           (1,237,895)
           (Decrease) increase in accrued expenses                              (234,864)              37,695             (124,638)
           (Decrease) increase in income taxes payable                          (392,514)             328,203              (91,732)
                                                                           -------------        -------------        -------------
       Net cash used in operating activities                                    (126,664)          (3,987,613)          (1,682,099)
                                                                           -------------        -------------        -------------
Cash flows from investing activities
   Increase in marketable securities                                                                                      (379,036)
   Capital expenditures                                                         (875,797)            (908,153)            (789,635)
   Proceeds from the sale of equipment                                            49,302               20,000               12,047
   Purchase of subsidiary, net                                                (1,796,355)
   Decrease (increase) in due from officers, net                                (101,878)             (18,689)             309,808
   (Increase) decrease in other assets                                            16,452             (106,956)              (6,328)
                                                                           -------------        -------------        -------------
       Net cash used in investing activities                                  (2,708,276)          (1,013,798)            (853,144)
                                                                           -------------        -------------        -------------
Cash flows from financing activities
   Proceeds from public offering - net                                                                                  17,139,966
   Borrowings from line of credit                                            110,434,283          141,391,776          173,061,732
   Payments of line of credit                                               (109,501,754)        (136,774,193)        (179,449,087)
   Principal payments under equipment financing                                 (269,613)            (434,854)            (251,626)
   Borrowings (payments) under term loans                                      1,982,071              669,417           (8,214,286)
   Proceeds from exercise of stock option                                            937              108,500               20,300
   Payments for fractional shares                                                                        (362)              (1,266)
                                                                           -------------        -------------        -------------
       Net cash provided by financing activities                               2,645,924            4,960,284            2,305,733
                                                                           -------------        -------------        -------------
       NET DECREASE IN CASH                                                     (189,016)             (41,127)            (229,510)
Cash and cash equivalents at beginning of year                                   623,814              434,798              393,671
                                                                           -------------        -------------        -------------
Cash and cash equivalents at end of year                                   $     434,798        $     393,671        $     164,161
                                                                           =============        =============        =============
Supplemental cash flow disclosures:
   Interest paid                                                           $   1,126,000        $   1,970,000        $   1,472,000
   Income taxes paid                                                             660,000              993,000            2,882,000
Supplemental schedule of noncash financing and investing activities:
     Equipment under capital leases                                        $      86,000        $     288,000        $        --


The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1994, 1995 and 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Jaco Electronics, Inc. and Subsidiaries (the "Company") is primarily engaged in the distribution of semiconductors, capacitors, resistors, electromechanical devices, computers and computer subsystems, produced by others, for the manufacture and assembly of electronic products. Further, through a fiscal 1994 acquisition, the Company provides contract manufacturing services.

     Electronics parts distribution sales include exports made principally to customers located in Western Europe. For the years ended June 30, 1994, 1995 and 1996, export sales amounted to approximately $5,289,000, $5,032,000 and $4,963,000, respectively.

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

     3.  Investments in Marketable Securities

         Investments in marketable securities consist of investments in mutual funds. Such investments have been classified as "available for sale securities" and are reported at fair market value which is inclusive of an unrealized gain of approximately $114,245. Changes in the fair value of "available for sale securities" are classified as a separate component of shareholders' equity, net of any related deferred tax effects.

     4.  Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 1994, 1995 and 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     5.  Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation is provided for using accelerated methods, principally the double-declining balance method over the estimated useful life of the assets related to the Company's distribution business.

         Plant and equipment related to the Company's manufacturing business is depreciated using the straight-line method.

     6.  Excess of Cost Over Net Assets Acquired

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

     7.  Income Taxes

         The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," as of July 1, 1993 and recorded income of $241,000 as the cumulative effect of a change in accounting for income taxes. Pursuant to SFAS No. 109, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which income tax expenses or benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets attributable to the Company's acquired subsidiary, as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 1994, 1995 and 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     8.  Earnings Per Common Share

         Earnings per common share is based upon the weighted average number of shares of common stock outstanding during the year and reflects the dilutive effect of outstanding stock options. All per share information has been restated to reflect the Company's fiscal 1995 stock dividend and stock split.

     9.  Statement of Cash Flows

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    10.  Financial Instruments and Business Concentrations

         Financial instruments which potentially subject the Company to concentration of credit risk consist principally of receivables. Concentration of credit risk with respect to these receivables is generally mitigated due to the large number of entities comprising the Company's customer base, their dispersion across geographic areas and the Company's policy of maintaining credit insurance. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited.

         Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. The Company's principal financial instrument consists of a revolving credit facility, expiring on September 13, 1998, with a bank. The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rate approximates the current prevailing interest rate.

         The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements. During the year ended June 30, 1996, the Company's top three suppliers accounted for 18%, 11% and 7%, respectively, of net sales. In June 1995, the Company's then largest supplier canceled its distributor agreement with the Company. The Company has

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 1994, 1995 and 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         been able to replace a major portion of those sales with sales of other product lines from other suppliers. However, there can be no assurance that in the event a current supplier cancels its distributor agreement with the Company, that the Company will be able to replace the related sales with sales of other product lines.

   11.   Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    12.  Accounting Pronouncements Not Yet Adopted

         Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," is also required to be implemented in fiscal 1997 and introduces a choice in the method of accounting used for stock-based compensation. Entities may use the "intrinsic value" method currently based on APB No. 25 or the new "fair value" method contained in SFAS No. 123. The Company intends to implement SFAS No. 123 in 1997 by accounting for stock-based compensation, if applicable, under APB No. 25. As required by SFAS No. 123, the pro forma effects on net income and earnings per share will be determined as if the fair value-based method had been applied and disclosed in the notes to the financial statements.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 1994, 1995 and 1996



NOTE B - INVENTORY

     Inventories consist of the following:

                                                                                                 June 30,
                                                                                   ------------------------------------
                                                                                      1995                     1996
                                                                                   -----------              -----------
        Finished goods and goods held for resale                                   $23,374,881              $27,025,508
        Work-in-process                                                                718,000                  477,000
        Raw materials                                                                2,561,000                2,587,000
                                                                                   -----------              -----------

                                                                                   $26,653,881              $30,089,508
                                                                                   ===========              ===========


NOTE C - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of:


                                                                         Useful                    June 30,
                                                                          life          -------------------------------
                                                                        in years            1995                1996
                                                                      ----------        ------------        -----------


         Land, building and improvements                                10 to 30          $1,389,603          $1,419,126
         Machinery and equipment                                         3 to 8            4,699,761           5,193,265
         Transportation equipment                                        3 to 5              134,997             108,370
         Leasehold improvements                                          5 to 10             687,566             661,479
                                                                                          ----------          ----------

                                                                                           6,911,927           7,382,240
                                                                                          ----------          ----------

         Less accumulated depreciation and amortization
             (including $607,851 in 1995 and $688,957
             in 1996 of capitalized lease amortization)                                    2,805,706           3,155,623
                                                                                          ----------          ----------

                                                                                          $4,106,221          $4,226,617
                                                                                          ==========          ==========

     Included in machinery and equipment is computer equipment recorded under capitalized leases at June 30, 1995 and 1996 for $943,038.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 1994, 1995 and 1996



 NOTE D - INCOME TAXES

     The components of the Company's provision for income taxes is as follows:

                                              June 30,
                          ------------------------------------------------
                              1994              1995               1996
                          -----------       -----------        -----------

        Federal
           Current        $   505,000       $ 1,063,000        $ 2,176,000
           Deferred           111,000           (31,000)          (158,000)
                          -----------       -----------        -----------

                              616,000         1,032,000          2,018,000

        State                  98,000           271,000            582,000
                          -----------       -----------        -----------

                          $   714,000       $ 1,303,000        $ 2,600,000
                          ===========       ===========        ===========

     The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                                           June 30,
                                                             ------------------------------------
                                                              1994           1995           1996
                                                             ------         ------         ------

        Statutory Federal tax rate                             34.0%          34.0%          34.0%
        State income taxes, net of Federal tax benefit          5.0            5.6            6.0
        Prior period tax adjustments                           (3.7)
        Sales expense for which no tax
           benefit arises                                       2.4            1.7             .1
        Other                                                   (.2)           (.8)            .2
                                                             ------         ------         ------

        Effective tax rate                                     37.5%          40.5%          40.3%
                                                             ======         ======         ======

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 1994, 1995 and 1996



NOTE D - INCOME TAXES (CONTINUED)

     Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes are summarized as follows:

                                                              1995               1996
                                                           -----------        -----------

        Deferred tax assets
             Net operating loss carryforwards              $   409,000        $   409,000
             Allowance for bad debts                           222,000            347,000
             Inventory valuation                               532,000            582,000
             Deferred compensation                             201,000            219,000
             Other deferred assets                              30,000             24,000
                                                           -----------        -----------

                                                             1,394,000          1,581,000

        Deferred tax liabilities
            Depreciation                                       (56,000)           (85,000)
            Other                                              (47,000)           (47,000)
            Unrealized gain on marketable securities
               available for sale                                                 (46,000)
                                                           -----------        -----------
                                                             1,291,000          1,403,000

        Valuation allowance                                   (546,000)          (506,000)
                                                           -----------        -----------

        Net deferred tax asset                             $   745,000        $   897,000
                                                           ===========        ===========

     At June 30, 1996, the Company, through an acquisition (see Note I), has available a Federal net operating loss carryforward of approximately $1,121,000. Such net operating loss is subject to certain limitations and expires in varying amounts during the fiscal years 2007 through 2009. Further, the Company has established a valuation allowance with respect to the net deferred tax assets attributable to this acquired subsidiary. During fiscal 1996, $40,000 of such net deferred tax asset was recognized as a reduction of the excess of cost over net assets acquired attributable to the acquired subsidiary. The subsequent realization of the majority of such deferred tax asset will result in the reduction of the excess of cost over net assets acquired.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 1994, 1995 and 1996



NOTE E - DEBT AND CAPITALIZED LEASE OBLIGATIONS

     Debt and capitalized lease obligations are as follows:

                                                                          June 30,
                                                                -----------------------------
                                                                   1995              1996
                                                                -----------       -----------

        Term loans and revolving line of credit (a)             $22,787,811       $ 8,186,172
        Other term loans (b)                                        485,646           424,721
        Equipment notes (c)                                         487,189           373,608
        Capitalized lease obligations (d)                           413,722           314,945
                                                                -----------       -----------

                                                                 24,174,368         9,299,446

        Less amounts representing interest on capitalized
            leases                                                   55,749            34,094
                                                                -----------       -----------

                                                                 24,118,619         9,265,352

        Less current maturities                                     452,995           474,082
                                                                -----------       -----------

                                                                $23,665,624       $ 8,791,270
                                                                ===========       ===========

     (a)   Term Loans and Revolving Line of Credit Facility

           The Company's agreement with its banks, as amended, provides the Company with a $30,000,000 term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories of the Company as defined in the agreements expiring September 13, 1998. Borrowings thereunder bear interest at the higher of the (i) bank's prime rate or the Federal funds rate plus 1/2% or
           (ii) at the Company's option, LIBOR plus 2.0% for fixed time periods. Of the outstanding balance on the revolving line of credit facility, $7,168,315 at June 30, 1996, $4,168,315 bears interest at the bank's prime rate (8.25%) and $3,000,000 bears interest at LIBOR plus 2% (7.63%). Pursuant to the same agreement, at June 30, 1996, a term loan with a remaining balance of $1,017,857 requires monthly principal payments of $17,857, together with interest at the bank's prime rate through September 13, 1998, with a final payment of $553,600 on September 13, 1998. Borrowings under this facility are collateralized by substantially all of the assets of the Company. The agreement contains provisions for maintenance of certain financial ratios, all of which the Company is in

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 1994, 1995 and 1996



NOTE E - DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

           compliance with, and prohibits the payment of cash dividends. The agreement also provides for the issuance of letters of credit by the Bank on the Company's behalf. At June 30, 1996, $500,000 of such letters of credit were outstanding.

     (b)   Other Term Loans

           Other term loans as of June 30, 1996 are as follows:

                                                                                                         Monthly
                Date of loan                                  Balance              Term                  payment
                ------------                                  -------              ----                  -------

                March 16, 1995                               $  46,639           60 months                $1,160
                March 16, 1995                                 161,195           84 months                 2,730
                March 16, 1995                                 216,887           84 months                 4,216
                                                             ---------

                                                             $ 424,721
                                                             =========

           The above loans are collateralized by the related equipment acquired, having a carrying value of approximately $464,000 at June 30, 1996 and $413,000 at June 30, 1995. The agreements contain, among other things, restrictive covenants on one of the Company's subsidiaries, which place limitations on: (i) consolidations, mergers and acquisitions, (ii) additional indebtedness, encumbrances and guarantees, (iii) loans to shareholders, officers or directors, (iv) dividends and stock redemptions, and (v) transactions with affiliates, all as defined in the agreements. The loans bear interest payable monthly, at 6%, 5.5% and 1.5% over the bank's prime rate, respectively.

     (c)   Equipment Notes

           The equipment notes are payable through September 1999, bearing implicit interest rates from 7.55% to 9.68%.

     (d)   Capitalized Lease Obligations

           The Company leases certain equipment under agreements accounted for as capital leases. The obligations for the equipment require the Company to make monthly payments through October 1999, with implicit interest rates from 7.07% to 7.55%.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 1994, 1995 and 1996



NOTE E - DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

     The following is a summary of the aggregate annual maturities of long-term debt and capitalized lease obligations as of June 30, 1996:


                                                                                         Long-term            Capitalized
                                                                                           debt                 leases

        Year ending June 30,
             1997                                                                        $  392,563             $ 98,984
             1998                                                                           418,147               99,014
             1999                                                                         7,953,524               95,588
             2000                                                                            86,503               21,359
             2001                                                                            74,141
             Thereafter                                                                      59,623
                                                                                         ----------             --------
                                                                                         $8,984,501             $314,945
                                                                                         ==========             ========


NOTE F - COMMITMENTS AND CONTINGENCIES

     1.  Leases

         The Company leases certain office and warehouse facilities under noncancellable operating leases. The leases also provide for the payment of real estate taxes and other operating expenses of the buildings. The minimum annual lease payments under such leases are as follows:

                            Year ending June 30,
                                1997                                                    $  732,869
                                1998                                                       639,172
                                1999                                                       604,165
                                2000                                                       629,791
                                2001                                                       646,757
                                Thereafter                                               1,706,170
                                                                                        ----------

                                                                                        $4,958,924
                                                                                        ==========

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 1994, 1995 and 1996



NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         In addition, the Company leases office and warehouse facilities from a partnership owned by two officers and directors of the Company. The lease expires in December 2003 and requires minimum annual lease payments as follows:

                            Year ending June 30,
                                1997                                                    $  516,600
                                1998                                                       542,430
                                1999                                                       569,550
                                2000                                                       598,000
                                2001                                                       627,900
                                Thereafter                                               1,706,170
                                                                                        ----------

                                                                                        $4,560,650
                                                                                        ==========

         In addition, the Company is contingently liable as a guarantor of a mortgage on such property in the amount of approximately $327,000 as of June 30, 1996. The Company's rent expense was approximately $571,000, $571,000 and $528,000 for the years ended June 30, 1994, 1995 and 1996, respectively, in connection with the above lease.

         Rent expense on office and warehouse facilities leases for the years ended June 30, 1994, 1995 and 1996 was approximately $872,000, $909,000 and $846,000, respectively, net of sublease income of approximately $147,000, $135,000 and $120,000, respectively.

     2.  Other Leases

         The Company also leases various office equipment and automobiles under noncancellable operating leases expiring through December 1999. The minimum rental commitments required under these leases at June 30, 1996 are as follows:

                            Year ending June 30,
                                1997                                                     $ 240,899
                                1998                                                       176,262
                                1999                                                        70,095
                                2000                                                         9,618
                                                                                         ---------

                                                                                         $ 496,874
                                                                                         =========

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 1994, 1995 and 1996



NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     3.  Employment Agreement

         Effective July 1, 1993, the Company entered into an employment agreement with its Chairman expiring July 1, 1997, pursuant to which the Chairman receives a base annual salary of $325,000. In addition, the Chairman will be entitled to an annual bonus equal to 4% of earnings before income taxes, if earnings for a particular fiscal year exceed $1,000,000 or 6% if earnings before income taxes are in excess of $2,500,000. The agreement also provides for the continuation of the deferred compensation arrangement first established in fiscal 1985, whereby $50,000 per year has been accrued and becomes payable in its entirety no later than January 15 of the year next following the last to occur of the following events: (1) the Chairman's attainment of age 60 (fiscal 1999) or (2) cessation of the Chairman's employment with or without cause after July 1, 1993. In the event of a change in control resulting in termination of the Chairman's employment, the Chairman will receive between $450,000 and $600,000 depending on the date of termination. For the years ended June 30, 1994, 1995 and 1996, bonuses of approximately $76,000, $193,000 and $387,000, respectively, were earned pursuant to the Chairman's employment agreement. Further, the Chairman had outstanding demand loans at June 30, 1995 aggregating $309,808 which bore interest at 9-3/4% per annum and were paid in full in September 1995. The Company's Board of Directors further adopted a policy of requiring a majority of outside directors to approve any further loans.

     4.  Other Matters

         The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.

NOTE G - RETIREMENT PLAN

     The Company maintains a 401(k) Plan that is available to all employees, to which the Company contributes up to a maximum of 1% of each employee's salary. For the years ended June 30, 1994, 1995 and 1996, the Company contributed to this plan approximately $61,000, $90,000 and $104,000, respectively.


NOTE H - SHAREHOLDERS' EQUITY

     On October 20, 1995, the Company completed a public offering of 1,600,000 shares of its common stock at $12.75 per share. The offering consisted of 1,325,000 shares offered by the Company and 275,000 shares offered by certain officers and directors of the Company. On December 8, 1995, the underwriters of the public offering exercised a portion of their overallotment option for an additional 160,000 shares at a price per share equal to that of the public offering. The Company's net proceeds from the public offering of $17,139,966, after deducting the underwriters' commission and costs of

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 1994, 1995 and 1996



NOTE H - SHAREHOLDERS' EQUITY (CONTINUED)

     the public offering, were used to reduce its bank indebtedness. In connection with the public offering, the Company also issued stock warrants, to the representative underwriters, to purchase up to 70,000 shares of common stock at an exercise price per share equal to 180% of the public offering price, which expire on October 20, 1999.

     On February 3, 1995, the Company declared a 10% stock dividend which was paid on March 10, 1995. Further, on August 30, 1995, the Company authorized a 4-for-3 stock split. The 4-for-3 split was distributed on October 3, 1995 to shareholders of record as of September 22, 1995. All references to the number of common shares and earnings per common shares have been restated to reflect the 10% stock dividend and the 4-for-3 stock split.

     The Company has stock option plans which provide for the granting of stock options to employees, directors and officers under the following stock option plans:

     In November 1981, the Company approved the adoption of a qualified incentive stock option plan, hereinafter referred to as the "1981 Plan." The stock options granted under the 1981 Plan were generally exercisable for a period of five years at a price not less than the market value on the date of grant. The 1981 Plan terminated in November 1991. Options granted prior to expiration of the 1981 Plan which, by their terms, do not expire until after November 1991 remain outstanding in accordance with their terms until their individual expiration dates. During fiscal 1996, all outstanding options under the 1981 Plan had been exercised.

     In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the "1993 Non-Qualified Stock Option Plan," hereinafter referred to as the "1993 Plan." The Board of Directors or Plan Committee is responsible for the granting of and price of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. The Company has reserved 293,333 shares of common stock for the 1993 Plan, of which 158,934 options are outstanding.

     In October 1993, the Board of Directors approved the adoption of a stock option plan for outside directors, known as the "1993 Stock Option Plan for Outside Directors," hereinafter referred to as the "Outside Directors Plan." Each outside director who was serving as of December 31, 1993 was granted a nonqualified stock option to purchase 14,667 shares of the Company's common stock at the fair market value on the date of grant. Of the 105,601 options currently available for grant under the

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 1994, 1995 and 1996



NOTE H - SHAREHOLDERS' EQUITY (CONTINUED)

     Outside Directors Plan, each person who is an outside director on December 31 of each calendar year subsequent to 1993 shall be granted options to purchase 2,933 shares of the Company's common stock annually. Granted options shall expire upon the earlier of five years after the date of grant or one year following the date on which the outside director ceases to serve in such capacity. The Company has reserved 146,667 shares of common stock for the Outside Directors Plan of which 41,066 options are outstanding.

     Outstanding options granted to employees, directors and officers for the last three fiscal years are summarized as follows:

                                                                    Incentive                         Nonqualified
                                                                  stock options                       stock options
                                                         -----------------------------        ----------------------------
                                                         Price range            Shares        Price range           Shares
                                                         -----------            ------        -----------           ------

        Outstanding at June 30, 1993                     $1.02-2.65             44,734

        Granted                                                                               $ 4.77-5.80           129,433
        Exercised                                        $1.02                    (917)
                                                                               -------                              -------

        Outstanding at June 30, 1994                     $1.02-2.65             43,817        $ 4.77-5.80           129,433

        Granted                                                                               $ 4.94                  5,867
        Exercised                                        $2.65                 (41,067)
                                                                               -------                              -------

        Outstanding at July 1, 1995                      $1.02                   2,750        $ 4.77-5.80           135,300

        Granted                                                                               $11.50-12.75           68,366
        Exercised                                        $1.02                  (2,750)       $ 4.77                 (3,666)
                                                                               -------                              -------

        OUTSTANDING AT JUNE 30, 1996                                                --                              200,000
                                                                               =======                              =======

        AMOUNTS EXERCISABLE AT
            JUNE 30, 1996                                                           --                              200,000
                                                                               =======                              =======

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 1994, 1995 and 1996



NOTE H - SHAREHOLDERS' EQUITY (CONTINUED)

     On April 15, 1996, the Company announced that its Board of Directors has authorized the purchase of up to 250,000 shares of its common stock or approximately 6.3% of the then outstanding shares, under a stock repurchase program. The purchases may be made by the Company from time to time in the open market at the Company's discretion. Through August 16, 1996, the Company purchased 37,500 shares of its common stock for aggregate consideration of $303,750.


NOTE I - SEGMENT INFORMATION

     On March 11, 1994, the Company purchased all of the outstanding common stock of a contract manufacturer for $1,796,355 in cash, financed in part by the Company obtaining a term loan (see Note E). The acquisition was accounted for by the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their fair market value as of the date of acquisition. The amount paid in excess of the fair market value, $378,650, as adjusted to reflect the realization of deferred tax assets not previously recognized, is being amortized over a ten-year period and is included in the accompanying consolidated financial statements as of June 30, 1996, net of accumulated amortization of $103,275. The operations of the contract manufacturer are included in the accompanying financial statements from the date of acquisition. The fair market values of the assets and the liabilities assumed at the date of acquisition were as follows:

         Fair value of assets acquired                                                                      $ 5,455,526
         Liabilities assumed                                                                                 (3,659,171)
                                                                                                            -----------
         Purchase price                                                                                     $ 1,796,355
                                                                                                            ===========

     The pro forma unaudited results of operations for the year ended June 30, 1994, assuming consummation of the purchase and term loan borrowing as of July 1, 1993, are as follows:

         Net sales                                                                                         $108,793,684
                                                                                                           ============

         Net earnings                                                                                      $    799,967
                                                                                                           ============

         Net earnings per share                                                                            $        .31
                                                                                                           ============

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1994, 1995 and 1996



NOTE I - SEGMENT INFORMATION (CONTINUED)

     As a result of this acquisition, the Company now has two business segments: electronics parts distribution and contract manufacturing. The following is a summary of selected consolidated information for the electronics components distribution and contract manufacturing segments.


                                                               Year ended June 30,
                                                     --------------------------------------
                                                       1994           1995           1996
                                                     --------       --------       --------
                                                                 (in thousands)

       Sales
           Electronics components distribution       $102,493       $126,545       $156,303
           Contract manufacturing                       2,720         12,138         10,846
                                                     --------       --------       --------

                                                     $105,213       $138,683       $167,149
                                                     ========       ========       ========

       Operating profit
           Electronics components distribution       $  2,991       $  4,666       $  7,640
           Contract manufacturing                          29            563            157
                                                     --------       --------       --------

                                                     $  3,020       $  5,229       $  7,797
                                                     ========       ========       ========

       Identifiable assets
           Electronics components distribution       $ 39,545       $ 47,909       $ 53,376
           Contract manufacturing                       6,140          8,414          7,543
                                                     --------       --------       --------

                                                     $ 45,685       $ 56,323       $ 60,919
                                                     ========       ========       ========

       Capital expenditures
           Electronics components distribution       $    828       $    342       $    524
           Contract manufacturing                          48            566            266
                                                     --------       --------       --------

                                                     $    876       $    908       $    790
                                                     ========       ========       ========

       Depreciation and amortization
           Electronics components distribution       $    329       $    397       $    422
           Contract manufacturing                          84            296            298
                                                     --------       --------       --------

                                                     $    413       $    693       $    720
                                                     ========       ========       ========

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1994, 1995 and 1996



NOTE J - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL
                  DATA (UNAUDITED)

                                                                 QUARTER ENDED
                                        -----------------------------------------------------------------
                                        SEPTEMBER 30,      DECEMBER 31,       MARCH 31,         JUNE 30,
                                            1995              1995              1996             1996
                                        -----------       -----------       -----------       -----------

       NET SALES                        $40,083,485       $43,589,877       $43,176,834       $40,299,189
       GROSS PROFIT                       8,541,214         8,821,196         8,633,057         8,048,691
       NET EARNINGS                         807,951         1,079,907         1,112,740           849,180

       EARNINGS PER COMMON SHARE
          NET EARNINGS PER COMMON
            SHARE                       $       .32       $       .30       $       .28       $       .21
                                        ===========       ===========       ===========       ===========


                                                                 QUARTER ENDED
                                        -----------------------------------------------------------------
                                        SEPTEMBER 30,      DECEMBER 31,       MARCH 31,         JUNE 30,
                                           1994              1994              1995              1995
                                        -----------       -----------       -----------       -----------
       Net sales                        $31,087,594       $33,747,154       $35,825,167       $38,023,416
       Gross profit                       6,394,122         6,919,043         7,496,699         7,970,828
       Net earnings                         262,494           447,765           554,284           651,399

       Earnings per common share
          Net earnings per common
            share (a)                   $       .11       $       .18       $       .23       $       .26
                                        ===========       ===========       ===========       ===========

     (a) As adjusted to reflect the 10% stock dividend paid on March 10, 1995 and a 4-for-3 stock split authorized on August 30, 1995.

                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE




Board of Directors and Shareholders
    JACO ELECTRONICS, INC.


In connection with our audit of the consolidated financial statements of Jaco Electronics, Inc. and Subsidiaries referred to in our report dated August 16, 1996, which is included in this annual report on Form 10-K, we have also audited
Schedule II for each of the three years in the period ended June 30, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP


Melville, New York
August 16, 1996

                     Jaco Electronics, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 1994, 1995 and 1996





             Column A                    Column B                    Column C                  Column D          Column E
             --------                    --------        ------------------------------        --------          --------
                                                                     Additions
                                                             (1)               (2)
                                                                            Charged to
                                        Balance at        Charged to          other                              Balance
                                        beginning         costs and         accounts -       Deductions -       at end of
            Description                 of period          expenses          describe          describe           period
            -----------                 ---------          --------          --------          --------           ------

Allowance for doubtful accounts
    Year ended June 30, 1994              $863,000          $160,000     $187,000 (b)(c)      $600,000 (a)        $610,000
                                          ========          ========     ========             ========            ========
    Year ended June 30, 1995              $610,000          $458,000     $104,000 (b)         $562,000 (a)        $610,000
                                          ========          ========     ========             ========            ========
    Year ended June 30, 1996              $610,000          $761,000     $153,000 (b)         $766,000 (a)        $758,000
                                          ========          ========     ========             ========            ========




(a)   Represents write-offs of uncollectible accounts.
(b)   Recoveries of accounts.
(c)   Includes balance attributable to acquired subsidiary.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JACO ELECTRONICS, INC.


Date: September 27, 1996                 By: /s/ Joel H. Girsky
                                             --------------------------------
                                             Joel H. Girsky, Chairman of the
                                             Board, President and Treasurer
                                             (Principal Executive Officer)



Date: September 27, 1996                 By: /s/ Jeffrey D. Gash
                                             --------------------------------
                                             Jeffrey D. Gash, Vice President-
                                             Finance (Principal Financial and
                                             Accounting Officer)


               Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: September 27, 1996                 /s/ Stephen A. Cohen
                                         ------------------------------------
                                         Stephen A. Cohen, Director


Date: September 27, 1996                 /s/ Edward M. Frankel
                                         ------------------------------------
                                         Edward M. Frankel, Director


Date: September 27, 1996                 /s/ Charles B. Girsky
                                         ------------------------------------
                                         Charles B. Girsky, Executive Vice
                                         President and Director

                                EXHIBIT INDEX

Exhibit
  No.
- -------

3.1 Restated Certificate of Incorporation adopted November, 1987, incorporated by reference to the Company's definitive proxy statement distributed in connection with the Company's annual meeting of shareholders held in November, 1987, filed with the SEC on November 3, 1986, as set forth in Appendix A to the aforesaid proxy statement.

3.1.1 Certificate of Amendment of the Certificate of Incorporation, adopted December, 1995.

3.2 Restated By-Laws adopted June 18, 1987, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1987 ("the Company's 1987 10-K"), Exhibit 3.2.

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

10.2.2         Lease Between the Company and Bemar Realty Company, dated January
               1, 1996.

10.3 Employment Agreement between Joel Girsky and the Company, dated December 29, 1989, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1990 ("the Company's 1990 10-K"), Exhibit 10.3 pages 47-52.

10.4 1980 Stock Incentive Plan, incorporated by reference to the Company's Registration Statement on Form S-1, Commission File No. 2-91547, filed June 9, 1984, Exhibit 10.4, pages 168-172.

10.5 Restated 1981 Incentive Stock Option Plan, incorporated by reference to the Company's 1987 10-K, Exhibit 10.1.

10.6 1993 Non-Qualified Stock Option Plan, incorporated by reference to the Company's 1993 10-K, Exhibit 10.6.

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

10.9 Employment Agreement between Joel Girsky and the Company, dated October 5, 1994, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994,
               Exhibit 10.9.

10.10 Authorized Electronic Industrial Distributor Agreement, dated as of August 24, 1970 by and between AVX and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, Exhibit 10.10.

10.11 Electronics Corporation Distributor Agreement, dated November 15, 1974, by and between Kemet and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, Exhibit 10.11.

21.1           Subsidiaries of the Company.

23.1           Consent of Grant Thornton LLP.

27.            Financial Data Schedule.

99.1 General Loan and Security Agreement dated January 20, 1989, between the Company as borrower and The Bank of New York Commercial Corporation ("BNYCC") as secured party, incorporated by reference to the Company's Current Report on Form 8-K, filed January 31, 1989, Exhibit 28(1).

99.2 Loan and Security Agreement - Accounts Receivable and Inventory, dated January 20, 1989, between the Company and BNYCC, incorporated by reference to the Company's Current Report on Form 8-K filed January 31, 1989, Exhibit 28(2).

99.3 Letter of Credit and Security Agreement, dated January 20, 1989, between the Company and BNYCC, incorporated by reference to the Company's Current Report on Form 8-K filed January 31, 1989,
               Exhibit 28(3).

99.4 Amendment to Term Loan Notes (the "Term Notes") executed by the Company in favor of BNYCC dated January 13, 1992, together with Letters from R.C. Components, Inc., Quality Components, Inc., Micatron, Inc. and Distel, Inc., each a subsidiary of the Company and a guarantor of the obligations evidenced by the Term Notes, to BNYCC acknowledging the amendment to the Term Notes for the extension of the maturity date of each such note, incorporated by reference to the Company's 1992 10-K, Exhibit 28.4.

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

99.7 Restated and Amended Loan and Security Agreement, dated April 25, 1995, among the Company, Nexus and BNYCC, together with an Amendment to Term Loan Note executed by the Company in favor of BNYCC and Letter executed by R.C. Components, Inc., Quality Components, Inc., Micatron, Inc., Distel, Inc. and Jaco Overseas, Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, Exhibit 99.7.

99.8 Second Restated and Amended Loan and Security Agreement dated September 13, 1995 among the Company, Nexus Custom Electronics, Inc., BNYCC and NatWest Bank, N.A. ("Second Restated and Amended Loan and Security Agreement"), incorporated by reference to the Company's Registration Statement on Form S-2, Commission File No. 33-62559, filed October 13, 1995, Exhibit 99.8.

99.8.1 Amendment to the Second Restated and Amended Loan and Security Agreement, dated as of April 10, 1996.