Form 10-K/A
period 1996-06-30
JACO ELECTRONICS INC
filed 1996-10-28
CIK 52971

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended .........................................June 30, 1996

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________ to ______________________.

Commission File Number      0-5896


                             JACO ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

                  New York                                                           11-1978958
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)


145 Oser Avenue, Hauppauge, New York                                    11788
(Address of principal executive offices)                              (Zip Code)

Company's telephone number, including area code:      (516) 273-5500

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The directors and executive officers of the Company, their ages, and their positions and terms of office with the Company are set forth below.

    Name                   Age    Title
    ----                   ---    -----
    Joel H. Girsky         57     Chairman of the Board, President, Treasurer, and
                                  Director

    Charles B. Girsky      62     Executive Vice President and Director of the
                                  Company

    Jeffrey D. Gash        43     Vice President, Finance of the Company

    Stephen A. Cohen       59     Director

    Edward M. Frankel      58     Director


                  Joel H. Girsky has been a Director and executive officer of the Company since it was founded in 1961. He also is a Director of Nastech Pharmaceutical Company, Inc. of Hauppauge, New York, and Frequency Electronics, Inc. of Uniondale, New York. Messrs. Joel H. Girsky and Charles B. Girsky are brothers.

                  Charles B. Girsky became an executive officer of the Company on August 2, 1985 and has been its Executive Vice President since January 1988. Since April, 1984, he has been President of Distel, Inc., a wholly-owned subsidiary of the Company since August 1985. He was a founder, Director, and the President of the Company from 1961 through January 1983, and was elected a Director of the Company again in 1986. Messrs. Charles B. Girsky and Joel H. Girsky are brothers.

                  Jeffrey D. Gash became Vice President of Finance of the Company in January, 1989, and was Controller of the Company for more than five years prior thereto. He has also served in similar capacities with the Company's subsidiaries.

                  Stephen A. Cohen has been a Director of the Company since 1970. Since August, 1989, he has practiced law as a member of Morrison Cohen Singer & Weinstein, LLP, general counsel to the Company. For more than five years prior thereto, he was engaged in the practice of law as a member of the firm of Friedlander, Gaines, Cohen & Rosenberg, former general counsel to the Company.

                  Edward M. Frankel became a Director of the Company in May, 1984. For more than five years, he has been President of Vitaquest International, Inc., a regional distributor of vitamins and health and beauty products, and its predecessor entities.

OTHER KEY EMPLOYEES

                  The Company also considers the following individuals to be key to its operations:

                  Denis Haggerty, Vice President of marketing -- Passives. Mr. Haggerty, who is 63 years old, oversees marketing of passive components and has been employed by the Company for approximately 30 years.

                  Morton J. Denson, Vice President of Marketing -- Actives. Mr. Denson, who is 62 years old, oversees marketing of active components and has been employed by the Company for over 9 years.

                  Herbert Entenberg, Vice President of Management and Information Systems and Secretary. Mr. Entenberg has been employed by the Company for over 16 years. Mr. Entenberg, who is 62 years old, oversees management information systems and operations and is responsible for developing and implementing the Company's inventory control system.


ITEM 11.  EXECUTIVE COMPENSATION

                  The following table sets forth, for the Company's three most recently ended fiscal years, the compensation paid or accrued to the President of the Company and to the executive officers and other key employees of the Company, other than the President, whose aggregate annual salary and bonus for the Company's last fiscal year exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                               Long-Term Compensation
                                                                                  ------------------------------------------------
                                                Annual Compensation                      Awards             Payouts
                                     -----------------------------------------    -------------------       -------
Name and                                                           Other         Restricted                             All Other
Principal                                                          Annual           Stock    Options/        LTIP     Compensation
Position                       Year  Salary($)      Bonus($)   Compensation($)    Awards($)  SARs (#)     Payouts($)     ($)(2)
--------                       ----  ---------      --------   ---------------    ---------  --------     ----------     ------
Joel H. Girsky,                1994   250,000        76,000           --             --       81,400          --         62,519
  Chairman of the Board,       1995   300,000       193,000           --             --           --          --         72,100
  President, and Treasurer(1)  1996   325,000       387,000           --             --           --          --         84,301


Charles B. Girsky,             1994   181,000        17,997           --             --           --          --          3,783
  Executive Vice President     1995   206,720        42,073           --             --           --          --          3,947
  of the Company               1996   225,000        96,535           --             --       15,000          --          5,608


Jeffrey D. Gash,               1994    96,000        10,000           --             --        4,033          --          1,663
  Vice President, Finance of   1995    96,347        10,000           --             --           --          --          1,806
  the Company                  1996    96,000        42,595           --             --        5,000          --          1,841


Denis Haggerty,                1994    90,000        31,377           --             --        3,667          --         11,165
  Vice President               1995    90,348        36,964           --             --           --          --         11,029
  Marketing                    1996    90,000        58,389       27,651(3)          --        5,000          --         11,302

                                                                                               Long-Term Compensation
                                                                                  ------------------------------------------------
                                                Annual Compensation                      Awards             Payouts
                                     -----------------------------------------    -------------------       -------
Name and                                                           Other         Restricted                             All Other
Principal                                                          Annual           Stock    Options/        LTIP     Compensation
Position                       Year  Salary($)      Bonus($)   Compensation($)    Awards($)  SARs (#)     Payouts($)     ($)(2)
--------                       ----  ---------      --------   ---------------    ---------  --------     ----------     ------
Morton J. Denson,              1994   114,998        19,887           --             --           --          --          8,891
  Vice President of            1995   115,440        37,955           --             --           --          --          8,957
  Marketing                    1996   114,998        50,000           --             --        2,500          --          9,330

Herbert Entenberg,             1994   102,560         4,363           --             --        3,667          --          3,436
  Vice President of            1995   102,816        16,155           --             --           --          --          3,538
  Management and               1996   102,560        20,188           --             --        2,500          --          3,197
  Information Systems,
  and Secretary




-----------------------

(1) Mr. Joel Girsky entered into a four-year employment agreement with the Company, effective as of July 1, 1993, to serve as the Company's Chairman, President and Treasurer. Pursuant to the agreement, Mr. Girsky shall receive a base salary of $250,000 for the fiscal year ended June 30, 1994, $300,000 for the fiscal year ended June 30, 1995, and $325,000 for the fiscal years ended June 30, 1996 and June 30, 1997. In addition, he is entitled to receive a cash bonus equal to four percent (4%) of the Company's earnings before income taxes for each year in which such earnings are in excess of $1,000,000, and six percent (6%) of the Company's earnings before income taxes for each year in which such earnings are in excess of $2,500,000. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $500,000 if he dies or becomes permanently disabled during the term of the employment agreement. The death and disability benefit is funded by a "key man" life insurance policy maintained by the Company. In the event of Mr. Girsky's cessation of employment with the Company, upon his request, the Company is obligated to transfer such policy to Mr. Girsky. Thereafter, the Company would have no further liability for the payment of such benefit or the premiums on such policy. In addition, pursuant to the terms of the employment agreement, Mr. Girsky is to receive deferred compensation which accrues at the rate of $50,000 per year, and becomes payable in a lump sum at the later of (i) Mr. Girsky's attainment of age 60, or (ii) his cessation of employment, with or without cause by the Company at any time after July 1, 1993. In the event of a change in control resulting in termination of Mr. Girsky's employment, Mr. Girsky will receive between $450,000 and $600,000, depending on the date of termination.

(2) Includes auto expenses, 401(k) matching contributions by the Company, premiums paid on group term life insurance, taxable portion of split dollar life insurance policies and deferred compensation accrued in connection with Mr. Joel Girsky's employment agreement with the Company, as described in footnote (1) above. Auto expenses for fiscal 1996 for the Named Executives were as follows: Mr. Joel Girsky -- $23,686, Mr. Charles Girsky -- $2,110, Mr. Gash -- $724, Mr. Entenberg -- $2,001, Mr. Haggerty -- $9,600 and Mr. Denson -- $7,200. 401(k) matching contributions for fiscal 1996 for the Named Executives were as follows: Mr. Joel Girsky -- $988, Mr. Charles Girsky -- $1,041, Mr. Gash -- $1,035, Mr. Entenberg -- $957, Mr. Haggerty -- $1,140 and Mr. Denson -- $1,217. Premiums paid on group term life insurance for fiscal 1996 for the Named Executives were as follows: Mr. Joel Girsky -- $1,575, Mr. Charles Girsky $2,457, Mr. Gash -- $82, Mr. Entenberg -- $239, Mr. Haggerty -- $562 and Mr. Denson -- $913. The taxable portion of split dollar life insurance policies for Mr. Joel Girsky was $8,052 for fiscal 1996. $50,000 deferred compensation was accrued in fiscal 1996 in connection with Mr. Joel Girsky's employment agreement with the Company.

(3) Includes information regarding value realized (market value on date of exercise less exercise price) on stock options previously granted under the Company's option plans and exercised during fiscal 1996 by Mr. Haggerty.

STOCK OPTIONS


      The following tables set forth information concerning the grant of stock options made during Fiscal 1996 to each of the persons described in the Summary Compensation Table on page 4 and the number and value of unexercised options held by them at the fiscal year-end.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


---------------------------------------------------------------------------------------------------------------------------
                             Individual Grants(1)
---------------------------------------------------------------------------------------------------------------------------
                                       Percent of                                               Potential Realizable Value
                                          Total                                                   at Assumed Annual Rates
                                         Options/                                               of Stock Price Appreciation
                                           SARs                                                     For Option Term(2)
                       Options/         Granted to                                                  ------------------
                         SARs           Employees         Exercise or
                       Granted          in Fiscal         Base Price            Expiration
      Name               (#)              Year               ($/Sh)                Date          5% ($)           10%($)
      ------------------------------------------------------------------------------------------------------------------
Joel H. Girsky              0               0%                --                  --            $    --         $     --
Charles B. Girsky      15,000              24%               $12.75          November 8, 2000   $52,839         $116,760
Jeffrey D. Gash         5,000               8%               $12.75          November 8, 2000   $17,613         $ 38,920
Denis Haggerty          5,000               8%               $12.75          November 8, 2000   $17,613         $ 38,920
Morton J. Denson        2,500               4%               $12.75          November 8, 2000   $ 8,807         $ 19,460
Herbert Entenberg       2,500               4%               $12.75          November 8, 2000   $ 8,807         $ 19,460

----------

         (1) The options in the table were granted on November 8, 1995 under the Company's 1993 Non-Qualified Plan and have exercise prices equal to the fair market value of the Common Stock on the date of grant. The options become exercisable one year from the date of grant.

         (2) The potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (5 years) at the annual rate of 5% and 10%. The assumed annual rates of appreciation are computed in accordance with the rules and regulations of the Securities and Exchange Commission. No assurance can be given that the annual rates of appreciation assumed for the purposes of the table will be achieved, and actual results may be lower or higher.

               AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                             Value of Unexercised
                                                       Number of Unexercised                     In-the-Money
                        Shares                               Option/SARs at                     Option/SARs at
                       Acquired                                FY-End (#)                        FY-End ($)(1)
                          on           Value          ----------------------------      -----------------------------
                      Exercise(#)   Realized($)       Exercisable    Unexercisable      Exercisable     Unexercisable
                      -----------   -----------       -----------    -------------      -----------     -------------
Joel H. Girsky            --              --            81,400              --              428,754           --
Charles B. Girsky         --              --              --            15,000                 --             --
Jeffrey D. Gash           --              --             4,033           5,000               21,242           --
Dennis Haggerty         3,667          27,651              --            5,000                 --             --
Morton J. Denson          --              --               --            2,500                 --             --
Herbert Entenberg         --              --             3,667           2,500               19,629           --

-------------------

(1) Based on the fair market value per share of the Common Stock at year end, minus the exercise or base price on "in-the-money" options. The closing sale price for the Company's Common Stock as of June 30, 1996 on the NASDAQ National Market System was $10.125.


COMPENSATION OF DIRECTORS

        Pursuant to the Company's 1993 Stock Option Plan for Outside Directors (the "Outside Directors Plan"), the Company's outside directors (directors who are not employees of the Company) were each granted options on December 31, 1993 to purchase 14,667 shares of Common Stock. In addition, the Outside Directors Plan provides that each outside director shall also be granted on each December 31 subsequent to December 31, 1993 stock options to purchase 2,933 shares of Common Stock. All options granted under the Outside Directors' Plan are immediately exercisable, and the exercise price per share of each option is equal to the fair market value of the shares of Common Stock on the date of grant.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

        The Company's employment agreement with Mr. Joel Girsky is described in the footnotes to the Summary Compensation Table on page 4 of this Proxy Statement.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Stephen A. Cohen, a Director of the Company, is a member of Morrison Cohen Singer & Weinstein, LLP, general counsel to the Company. Mr. Cohen currently owns 4,789 shares of Common Stock and options to purchase an additional 20,533 shares of Common Stock. Mr. Cohen is one of the two members of the Company's Compensation Committee, the committee responsible for determining and administering the Company's compensation policies for the remuneration of the Company's senior management.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the number and percentage of shares of Common Stock owned as of October 17, 1996 (i) by each director of the Company and each nominee for director, (ii) all persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the outstanding shares of Common Stock, (iii) each of the executive officers and other key employees named in the Summary Compensation Table, and (iv) all of the Company's directors, executive officers and such other key employees, as a group. Each person named in the table has sole investment power and sole voting power with respect to the shares of Common Stock set forth opposite such person's name, except as otherwise indicated.

                                                                   Percentage of
                                        Number of Shares            Common Stock
Name of Beneficial Owner               Beneficially Owned(1)       Outstanding(2)
------------------------               ---------------------       --------------
Joel H. Girsky
   President, Treasurer
   and Director                              522,540(3)                13.2%

Charles B. Girsky
   Executive Vice President and
   Director of the Company                   263,274(4)                 6.7%

-----------------------

**     Less than 1%.

(1) Includes shares of Common Stock issuable pursuant to options exercisable within sixty (60) days from the date hereof.

(2) Based upon (i) 3,888,221 shares of Common Stock issued and outstanding (excluding 87,500 shares of treasury stock), plus, if appropriate, (ii) the number of shares of Common Stock which may be acquired by the named person or by all persons included in the group pursuant to the exercise of options exercisable within sixty (60) days from the date hereof.

(3) Includes 81,400 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Non-Qualified Stock Option Plan.

(4) Includes 15,000 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Non-Qualified Stock Option Plan.

                                                                       Percentage of
                                            Number of Shares            Common Stock
Name of Beneficial Owner                   Beneficially Owned(1)       Outstanding(2)
------------------------                   ---------------------       --------------
Stephen A. Cohen
   Director                                      25,322(5)                    **

Edward M. Frankel
   Director                                      20,533(5)                    **

Jeffrey D. Gash
   Vice President, Finance of
   the Company                                    9,565(6)                    **

Denis Haggerty
   Vice President of Marketing                    5,000(7)                    **

Morton J. Denson
   Vice President of Marketing                    4,500(8)                    **

Herbert Entenberg
   Vice President of Management
   and Information Systems,
   and Secretary                                  6,167(9)                    **

T. Rowe Price Associates
   100 East Pratt Street
   Baltimore, MD 21202                          309,000(10)                  7.9%

All Directors, executive officers
   and other key employees
   as a group (8 persons)                       856,901(11)                 21.2%



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   During the year ended 1996, the Company incurred approximately $571,000 of rental expenses in connection with its main headquarters and centralized inventory distribution facility, located in Hauppauge, New York, which was paid to Bemar Realty Company ("Bemar"), the owner of such premises. Bemar is a partnership consisting of Messrs. Joel Girsky and Charles Girsky, both of whom are officers, directors and principal shareholders of the Company. The lease on the property, which is net of all expenses, including taxes, utilities, insurance, maintenance and repairs was

-------------------

(5) Includes 20,533 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Stock Option Plan For Outside Directors.

(6) Includes of 9,033 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Non-Qualified Stock Option Plan.

(7) Consists of 5,000 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Non-Qualified Stock Option Plan.

(8) Includes 2,500 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Non-Qualified Stock Option Plan.

(9) Consists of 6,167 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Non-Qualified Stock Option Plan.

(10) These securities are owned by T. Rowe Price New Horizons Fund, Inc. for which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment advisor. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(11) Includes 160,166 shares of Common Stock acquirable pursuant to the exercise of options.

renewed on January 1, 1996 and expires on December 31, 2003. The current rental rate is lower than the rate paid under the prior lease.

   During fiscal 1996, Joel H. Girsky, the Chairman, President and Treasurer of the Company, was indebted to the Company under demand loans bearing interest at a rate of 9 3/4% per annum, the greatest amount of which indebtedness was $313,808 during such fiscal year. Such indebtedness was repaid in full on October 27, 1995.

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


                                            JACO ELECTRONICS, INC.


Date:  October 25, 1996                     By: /s/  Jeffrey D. Gash
                                                --------------------------------
                                                Jeffrey D. Gash, Vice President-
                                                Finance