Form 10-Q
period 1996-09-30
JACO ELECTRONICS INC
filed 1996-11-14
CIK 52971

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 1996

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission File Number 0-5896

                             JACO ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)


         NEW YORK                                         11-1978958
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                    145 OSER AVENUE, HAUPPAUGE, NEW YORK    11788
                   (Address of principal executive office)(Zip Code)



Registrant's telephone number, including area code:   (516)  273-5500

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

Number of Shares of Registrant's Common Stock Outstanding as of November 7, 1996
- 3,888,221 (Excluding 87,500 Shares of Treasury Stock).

                                                                       FORM 10-Q
                                                                          Page 2


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                              September 30,        June 30,
                                                  1996               1996
                                               -----------        -----------
ASSETS:

Current Assets:
         Cash                                  $   452,658        $   164,161
         Marketable securities                     512,592            493,281
         Accounts receivable - net              22,090,529         22,217,130
         Inventories                            30,790,480         30,089,508
         Prepaid expenses and other                675,302            739,530
         Deferred income taxes                     751,000            708,000
                                               -----------        -----------

                  Total current assets          55,272,561         54,411,610


Property, plant and equipment - net              4,264,757          4,226,617


Deferred income taxes                              204,000            189,000

Excess of cost over net assets acquired          1,234,499          1,241,533

Other assets                                     1,593,456          1,073,969
                                               -----------        -----------


                                               $62,569,273        $61,142,729
                                               ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 3




                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               September 30,          June 30,
                                                                   1996                 1996
                                                               ------------         -----------

LIABILITIES & SHAREHOLDERS' EQUITY:

Current Liabilities:
         Accounts payable and accrued expenses                 $ 16,822,058         $16,589,852
         Current maturities of long term debt and
           capitalized lease obligations                            478,927             474,082
         Income taxes payable                                       457,075             383,970
                                                               ------------         -----------

                  Total current liabilities                      17,758,060          17,447,904

Long term debt and capitalized lease obligations                  9,638,706           8,791,270
Deferred compensation                                               612,500             600,000


SHAREHOLDERS' EQUITY:


         Preferred stock - authorized, 100,000 shares,
         $10 par value; none issued
         Common stock - authorized 10,000,000 shares,
         $.10 par value; issued 3,975,721 and 3,955,721
         shares, respectively, and 3,888,221 and
         3,955,721 outstanding, respectively                        397,572             395,572
         Additional paid-in capital                              22,180,295          22,024,795
         Unrealized gain on marketable securities                    79,556              68,245
         Retained earnings                                       12,602,584          11,814,943
         Treasury stock                                            (700,000)
                                                               ------------         -----------


         Total shareholders' equity                              34,560,007          34,303,555
                                                               ------------         -----------


                                                               $ 62,569,273         $61,142,729
                                                               ============         ===========




     See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 4



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                                1996               1995
                                                             -----------        -----------

NET SALES                                                    $38,321,790        $40,083,485
                                                             -----------        -----------


COST AND EXPENSES:

         Cost of goods sold                                   30,206,288         31,542,271
                                                             -----------        -----------

         Gross profit                                          8,115,502          8,541,214

         Selling, general and administrative expenses          6,592,245          6,613,141
                                                             -----------        -----------

         Operating profit                                      1,523,257          1,928,073

         Interest expense                                        199,616            558,122
                                                             -----------        -----------

         Earnings before income taxes                          1,323,641          1,369,951

         Income tax provision                                    536,000            562,000
                                                             -----------        -----------


         NET EARNINGS                                        $   787,641        $   807,951
                                                             ===========        ===========

         Net earnings per common share                       $       .20        $       .32
                                                             ===========        ===========

         Weighted average common and common
           equivalent shares outstanding                       3,982,259          2,536,909
                                                             ===========        ===========




     See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 5


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)



                                                                            Unrealized
                                                          Additional         Gain on                                      Total
                                     Common Stock           Paid-In         Marketable      Retained      Treasury     Shareholders'
                                  Shares       Amount       Capital         Securities      Earnings        Stock         Equity
                                  ------      -------       -------        -----------      --------        -----         -------


Balance at July 1, 1996          3,955,721    $395,572      $22,024,795       $68,245     $11,814,943                   $34,303,555

Issuance of common stock in
   connection with acquisition      20,000       2,000          155,500                                                     157,500

Unrealized gain on marketable
   securities                                                                  11,311                                        11,311

Purchase of treasury stock                                                                                $(700,000)       (700,000)

Net earnings                                                                                  787,641                       787,641
                                 ---------    --------      -----------       -------     -----------     ---------     -----------


Balance at September 30, 1996    3,975,721    $397,572      $22,180,295       $79,556     $12,602,584     $(700,000)    $34,560,007
                                 =========    ========      ===========       =======     ===========     =========     ===========



      See accompanying notes to condensed consolidated financial statements

                                                                       FORM 10-Q
                                                                          Page 6

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                                                    1996             1995
                                                                ------------     ------------

Cash flows from operating activities
  Net earnings                                                  $    787,641     $    807,951

  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities
         Depreciation  and amortization                              207,082          174,900
         Deferred compensation                                        12,500           12,500
         Deferred income tax provision                               (66,000)        (120,000)
         Amortization of goodwill                                     16,584           17,875
         (Gain) loss on sale of equipment                            (11,094)           8,762
         Provision for doubtful accounts                             117,125          160,240
         Changes in operating assets and liabilities, net
         of effect of acquisition
         Decrease (increase) in operating assets - net               630,430       (8,643,843)
         Increase in operating liabilities - net                      30,311        3,470,650
                                                                ------------     ------------
         Net cash provided by (used in) operating activities       1,724,579       (4,110,965)
                                                                ------------     ------------
Cash flows from investing activities
  Capital expenditures                                              (243,083)        (201,600)
  Proceeds from sales of equipment                                    34,000            4,600
  Acquisition of operating assets - net                           (1,240,327)
  Decrease in due from officers - net                                                  88,446
  Increase in other assets                                          (138,953)        (101,972)
                                                                ------------     ------------
         Net cash used in investing activities                    (1,588,363)        (210,526)
                                                                ------------     ------------
Cash flows from financing activities
  Borrowings under line of credit                                 41,420,780       44,114,000
  Payments under line of credit                                  (40,449,000)     (39,649,993)
  Principal payments under equipment financing
  and term loan                                                     (119,499)        (112,139)
  Purchase of treasury stock                                        (700,000)
  Payments of fractional shares                                                          (828)
                                                                ------------     ------------

           Net cash provided by financing activities                 152,281        4,351,040
                                                                ------------     ------------


           NET INCREASE IN CASH                                      288,497           29,549
                                                                ------------     ------------

Cash at beginning of period                                          164,161          393,671
                                                                ------------     ------------

Cash at end of period                                           $    452,658     $    423,220
                                                                ============     ============


      See accompanying notes to condensed consolidated financial statements

                                                                       FORM 10-Q
                                                                          Page 7


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A  - BASIS OF PRESENTATION
______    _____________________

         1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated statements for the year ended June 30, 1996 and the notes thereto included in the Company's annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

         2) On October 20, 1995, the Company completed a public offering of 1,600,000 shares of its common stock at $12.75 per share. The offering consisted of 1,325,000 shares offered by the Company and 275,000 shares offered by certain officers and directors of the Company. On December 8, 1995, the underwriters of the public offering exercised a portion of their over-allotment option for an additional 160,000 shares at a price per share equal to that of the public offering. The Company's net proceeds from the public offering of $17,139,966, after deducting the underwriters commission and costs of the public offering, were used to reduce its bank indebtedness. In connection with the public offering the Company also issued stock warrants, to the representative underwriters, to purchase up to 70,000 shares of common stock at an exercise price per share equal to 180% of the public offering price which expire on October 20, 1999.

         3) In April 1996, the Company announced that its Board of Directors has authorized the purchase of up to 250,000 shares of its outstanding common stock under a stock repurchase program. The purchases may be made by the Company from time to time in the open market at the Company's discretion. Through September 30, 1996, the Company purchased 87,500 shares of its common stock for aggregate consideration of $700,000.

         4) For interim financial reporting purposes, the Company uses the gross profit method in computing inventories which consists of goods held for resale.

         5) Earnings per share has been computed based on weighted average number of shares outstanding, including approximately 51,000 and 73,000 common stock equivalents for the three months ending September 30, 1996 and 1995, respectively.

         6) On August 2, 1996, the Company purchased the operating assets of QPS Electronics, Inc., ("QPS") an electronic components distributor, located in Schaumburg, Illinois. The purchase price of $1,672,827 was paid by the issuance of 20,000 shares of the Company's common stock, cash of $1,240,327 and $275,000 to be paid six months from the date of acquisition, subject to certain adjustments as defined in the agreement. In addition, the Company received a three year covenant not to compete from the sellers of the assets at a cost to the Company of $400,000. A summary of the fair value of the assets acquired at the date of acquisition are as follows:

                Accounts Receivable           $613,587
                Inventory                      644,111
                Covenant Not to Compete        400,000
                Office Equipment and Other      15,129
                                            ----------
                                            $1,672,827
                                            ==========

                                                                       FORM 10-Q
                                                                          Page 8




                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




         The acquistion of the assests was accounted for as a purchase and, accordingly, the results of QPS's operations are included with those of the Company from the date of acquisition. Pro forma historical results are not presented as such results, would not be materially different from the historical results of the Company.

                                                                       FORM 10-Q
                                                                          Page 9





                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Statements in this filing, and elsewhere, which look forward in time involve risks and uncertainties which may effect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: dependence on a limited number of suppliers for products which generate a significant portion of the Company sales, the effect upon the Company of increases in tariffs or duties, changes in trade treaties, strikes or delays in air or sea transportation and possible future United States legislation with respect to pricing and/or import quotas on products imported from foreign countries, and general economic effect upon manufacturers, end-users of electronic components and electronic component distributors.



GENERAL
_______

Jaco is a distributor of electronic components and provider of contract manufacturing and value-added services. Products distributed by Jaco include semiconductors, capacitors, resistors and electromechanical devices and motors used in the assembly and manufacturing of electronic equipment.

The Company's customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (outsourcing). The Company intends to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by Jaco consist of configuring complete computer systems to customer specifications both in tower and desktop configurations, kitting (e.g. supplying sets of specified quantities of products to a customer that are prepackaged for ease of feeding the customer's production lines), assembling fractional-horsepower electric motors and contract manufacturing services through the Company's wholly-owned subsidiary, Nexus Custom Electronics, Inc.

                                                                       FORM 10-Q
                                                                         Page 10

RESULTS OF OPERATIONS
_____________________

The following table sets forth certain items in the Company's statement of earnings as a percentage of net sales for the periods shown;

                                  Three months ended
                                     September 30,
                                    1996       1995
                                   ------     ------
Net sales                          100.0%     100.0%

Cost of goods sold                  78.8       78.7
                                  ------     ------

Gross profit                        21.2       21.3

Selling, general and
  administrative expenses           17.2       16.5
                                  ------     ------

Operating profit                     4.0        4.8

terest expense                        .5        1.4
                                  ------     ------

Earnings before income taxes         3.5        3.4

Income tax provision                 1.4        1.4
                                  ------     ------


NET EARNINGS                         2.1        2.0
                                  ======     ======

Comparison of the three months ended September 30, 1996 and September 30, 1995
______________________________________________________________________________

Net sales for the first quarter of fiscal 1997 decreased 4% to $38.3 million as compared to $40.1 million for the first quarter of fiscal 1996. Net sales during the quarter decreased as the electronic components market continues to be affected by customers reducing excess inventory and the reduction in pricing of certain components such as dynamic rams (DRAMS) and static rams (SRAMS). The Company anticipates that sales from contract manufacturing should have a positive impact on sales in future periods. With the acquisition of the operating assets of QPS Electronics, Inc. and the opening of a new sales office in Phoenix, Arizona, the Company now services approximately 95% of the United States market .

                                                                       FORM 10-Q
                                                                         Page 11



Gross profit margins, as a percentage of net sales, were 21.2% for the quarter ended September 30, 1996 as compared to 21.3% for the quarter ended September 30, 1995. The Company was able to maintain its margins despite the weak demand for electronic components during the current quarter, and does not anticipate any material change in margins based on its current product offerings.

Selling, general and administrative expenses decreased to $6,592,000 for the first quarter of fiscal 1997 as compared to $6,613,000 for the first quarter of fiscal 1996. This decrease was achieved even though the Company opened new sales facilities in Colorado and Arizona, completed the acquisition of the assets of QPS and added a marketing group for flat panel displays.

Interest expense decreased to $200,000 for the three months ended September 30, 1996 as compared to $558,000 for the three months ended September 30, 1995 or 64%. The decrease is primarily attributable to the reduction of indebtedness under the Company's credit facility by application of the net proceeds of $17,140,000, from the Company's public offering which was completed in October 1995.

Net earnings for the three months ended September 30, 1996 was $788,000, (with earnings per share of $.20 on weighted average shares outstanding of 3,982,259) a decrease of $20,000 as compared to $808,000, (with earnings per share of $.32 on weighted average shares outstanding of 2,536,909), for the three months ended September 30, 1995. The decline in net sales was primarily offset by the interest expense reduction during the quarter.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________


The Company maintains a total credit facility of $30,000,000, $1,500,000 (the outstanding balance as of September 30, 1996 was approximately $964,000) is structured as a term loan, payable in equal monthly installments of $17,857 and the balance of which is structured as a revolving line of credit. The credit facility carries a borrowing rate equal to the higher of prime rate or the federal funds rate +1/2% or, at the Company's option, LIBOR plus 2.0% for fixed periods of time. The Company must comply with various financial covenants, all of which the Company believes itself to be in compliance. As of September 30, 1996, the Company had outstanding borrowings of $9.1 million, with additional borrowing capacity of $20.9 million available under the revolving line of credit.

Working capital was $37.5 million as of September 30, 1996, as compared to $37.0 million as of June 30, 1996 an increase of $.5 million or approximately 1%. The increase was primarily attributable to a net increase in current assets.

For the first quarter of fiscal 1997, the Company's net cash provided by operating activities was approximately $1,725,000 as compared to net cash used in operating activities of approximately $4,111,000 for the first quarter of fiscal 1996 an increase of $5,386,000 or 142%. The increase is primarily attributable to the reduction of accounts receivable in the first quarter of fiscal 1997 as compared to increases in accounts receivable and inventory levels in the first quarter of fiscal 1996. Net cash used in investing activities increased to $1,588,000 for the first quarter of fiscal

                                                                       FORM 10-Q
                                                                         Page 12



1997 as compared to $211,000 for the first quarter of fiscal 1996, an increase of $1,377,000. The acquisition of the assets of QPS accounted for approximately $1,240,000 of the increase. Net cash provided by financing activities decreased $4,199,000 or 97% to $152,000 for the three months ended September 30, 1996 when compared to $4,351,000 for the three months ended September 30, 1995. The decrease is attributable to a net reduction in borrowings under the Company's line of credit of $3,492,000 and the purchase of treasury stock at a cost of $700,000. The Company's cash expenditures may vary significantly from current levels, based on a number of factors, including but not limited to, future acquisitions, if any.

In April 1996, the Company's Board of Directors authorized the purchase of up to 250,000 shares of its common stock under a stock repurchase program. As of November 7, 1996, the Company has repurchased 87,500 shares at an average market price of $8.00 per share.


INFLATION
_________

Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

                                                                       FORM 10-Q
                                                                         Page 13




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




                                      JACO ELECTRONICS, INC.
                                          (Registrant)





                                  BY: /s/  Jeffrey D. Gash
                                      ------------------------------------------
                                      Jeffrey D. Gash - Vice President/ Finance
                                      (Principal Financial Officer)






DATED:  November 14, 1996