Form 10-Q
period 1996-12-31
JACO ELECTRONICS INC
filed 1997-02-13
CIK 52971

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 1996

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



                                    YES X    NO



           Number of Shares of Registrant's Common Stock Outstanding as of February 10, 1997 - 3,888,221 (Excluding 87,500 shares of Treasury Stock)

FORM 10-Q                                                      December 31, 1996
Page 2



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  December 31,         June 30,
                                                      1996               1996
                                                  -----------        -----------
ASSETS

Current Assets:

         Cash                                     $   400,497        $   164,161
         Marketable securities                        551,164            493,281
         Accounts receivable - net                 21,371,973         22,217,130
         Inventories                               29,029,055         30,089,508
         Prepaid expenses and other                   954,543            739,530
         Prepaid income taxes                         301,075
         Deferred income taxes                        669,500            708,000
                                                  -----------        -----------

                  Total current assets             53,277,807         54,411,610


Property, plant and equipment - net                 4,616,557          4,226,617


Deferred income taxes                                 219,000            189,000

Excess of cost over net assets acquired             1,235,268          1,241,533

Other assets                                        1,547,403          1,073,969
                                                  -----------        -----------



                                                  $60,896,035        $61,142,729
                                                  ===========        ===========



     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                      December 31, 1996
Page 3



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                                                               December 31,           June 30,
LIABILITIES &  SHAREHOLDERS' EQUITY:                               1996                 1996
                                                               ------------         ------------
Current Liabilities:

         Accounts payable and accrued expenses                 $ 14,789,741         $ 16,589,852
         Current maturities of long term debt and
           capitalized lease obligations                            484,111              474,082
         Income taxes payable                                                            383,970
                                                               ------------         ------------

                  Total current liabilities                      15,273,852           17,447,904

Long term debt and capitalized lease obligations                  9,792,823            8,791,270
Deferred compensation                                               625,000              600,000


SHAREHOLDERS' EQUITY:

         Preferred stock - authorized, 100,000 shares,
         $10 par value; none issued
         Common stock - authorized 10,000,000 shares,
         $.10 par value; issued 3,975,721 and 3,955,721
         shares, respectively, and 3,888,221 and
         3,955,721 outstanding, respectively                        397,572              395,572
         Additional paid-in capital                              22,180,295           22,024,795
         Unrealized gain on marketable securities                   102,628               68,245
         Retained earnings                                       13,223,865           11,814,943
         Treasury stock                                            (700,000)
                                                               ------------          ------------

         Total shareholders' equity                              35,204,360           34,303,555
                                                               ------------         ------------


                                                               $ 60,896,035         $ 61,142,729
                                                               ============         ============



     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                               December 31, 1996
Page 4



                    JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    FOR THE THREE MONTHS ENDED DECEMBER 31,
                                  (UNAUDITED)


                                            1996            1995
                                            ----            ----
NET SALES                               $38,194,939     $43,589,877
                                        -----------     -----------

COST AND EXPENSES:

        Cost of goods sold               30,183,146      34,768,681
                                         ----------      ----------
        Gross profit                      8,011,793       8,821,196
        Selling, general and
          administrative expenses         6,761,206       6,613,261
                                         ----------      ----------
        Operating profit                  1,250,587       2,207,935
        Interest expense                    206,306         377,028
                                         ----------      ----------
        Earnings before income taxes      1,044,281       1,830,907
        Income tax provision                423,000         751,000
                                         ----------      ----------
        NET EARNINGS                     $  621,281      $1,079,907
                                         ==========      ==========
        Net earnings per common share    $      .16      $      .30
                                         ==========      ==========
        Weighted average common shares
          and common equivalent
          shares outstanding              3,940,394       3,641,647
                                         ==========      ==========




     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                      December 31, 1996
Page 5



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                                1996               1995
                                                               ------             ------

NET SALES                                                    $76,516,729        $83,673,362
                                                             -----------        -----------

COST AND EXPENSES:

         Cost of goods sold                                   60,389,434         66,310,952
                                                             -----------        -----------

         Gross profit                                         16,127,295         17,362,410

         Selling, general and administrative expenses         13,353,450         13,226,402
                                                             -----------        -----------

         Operating profit                                      2,773,845          4,136,008

         Interest expense                                        405,923            935,150
                                                             -----------        -----------

         Earnings before income taxes                          2,367,922          3,200,858

         Income tax provision                                    959,000          1,313,000
                                                             -----------        -----------


         NET EARNINGS                                        $ 1,408,922        $ 1,887,858
                                                             ===========        ===========

         Net earnings per common share                       $       .36        $       .61
                                                             ===========        ===========

         Weighted average common shares and common
           equivalent shares outstanding                       3,961,315          3,089,743
                                                             ===========        ===========



     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                      December 31, 1996
Page 6



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

                                                                              Unrealized
                                        Common Stock             Additional     Gain on                                  Total
                                     --------------------         Paid-In     Marketable     Retained      Treasury   Shareholders'
                                     Shares        Amount         Capital     Securities     Earnings        Stock       Equity
                                     ------        ------         -------     ----------     --------        -----       ------




Balance at July 1, 1996             3,955,721   $    395,572   $ 22,024,795  $     68,245  $ 11,814,943                $ 34,303,555

Issuance of common stock in
 connection with acquisition           20,000          2,000        155,500                                                 157,500

Unrealized gain on marketable
  securities                                                                       34,383                                    34,383

Purchase of treasury stock                                                                               $   (700,000)    (700,000)

Net earnings                                                                                  1,408,922
                                                                                                                          1,408,922
                                 ------------   ------------   ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1996        3,975,721   $    397,572   $ 22,180,295  $    102,628  $ 13,223,865  $   (700,000) $ 35,204,360
                                 ============   ============   ============  ============  ============  ============  ============


      See accompanying notes to condensed consolidated financial statements

FORM 10-Q                                                      December 31, 1996
Page 7



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                     1996             1995
                                                                     ----             ----
Cash flows from operating activities
  Net earnings                                                  $  1,408,922     $  1,887,858

  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities
                  Depreciation  and amortization                     372,618          349,800
         Deferred compensation                                        25,000           25,000
         Deferred income tax provision                               (15,000)         (82,000)
         Amortization of intangible assets                            91,168           35,749
         (Gain) loss on sale of equipment                            (11,094)           8,918
         Provision for doubtful accounts                             162,450          326,190
         Changes in operating assets and liabilities, net
         of effect of acquisition
         Decrease (increase) in operating assets - net             2,785,845       (5,612,787)
         Decrease in operating liabilities - net                  (2,760,155)      (3,041,878)
                                                                ------------     ------------

         Net cash provided (used in) operating activities          2,059,754       (6,103,150)
                                                                ------------     ------------

Cash flows from investing activities
  Capital expenditures                                              (782,641)        (266,774)
  Proceeds from sales of equipment                                    34,000           17,037
  Acquisition of operating assets - net                           (1,257,369)
  Decrease in due from officers - net                                                 309,808
  (Increase) decrease in other assets                               (128,989)           5,168
                                                                ------------     ------------

         Net cash (used in) provided by investing activities      (2,134,999)          65,239
                                                                ------------     ------------

Cash flows from financing activities
  Proceeds from public offering - net                                              17,175,095
  Borrowings under line of credit                                 81,253,959       89,522,388
  Payments under line of credit                                  (80,002,019)     (92,567,064)
  Principal payments under equipment financing
     and term loans                                                 (240,359)      (8,128,113)
  Purchase of treasury stock                                        (700,000)
  Proceeds from exercise of stock options                                              11,925
  Payments for fractional shares                                                       (1,267)
                                                                ------------     ------------

         Net cash provided by financing activities                   311,581        6,012,964
                                                                ------------     ------------

         NET INCREASE (DECREASE) IN CASH                             236,336          (24,947)
                                                                ------------     ------------

Cash at beginning of period                                          164,161          393,671
                                                                ------------     ------------

Cash at end of period                                           $    400,497     $    368,724
                                                                ============     ============



      See accompanying notes to condensed consolidated financial statements

FORM 10-Q                                                      December 31, 1996
Page 8



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

        2) On October 20, 1995, the Company completed a public offering of 1,600,000 shares of its common stock at $12.75 per share. The offering consisted of 1,325,000 shares offered by the Company and 275,000 shares offered by certain officers and directors of the Company. On December 8, 1995, the underwriters of the public offering exercised a portion of their over-allotment option for an additional 160,000 shares at a price per share equal to that of the public offering. The Company's net proceeds from the public offering of $17,139,966, as adjusted, after deducting the underwriters commission and costs of the public offering, were used to reduce its bank indebtedness. In connection with the public offering the Company also issued stock warrants, to the representative underwriters, to purchase up to 70,000 shares of common stock at an exercise price per share equal to 180% of the public offering price which expire on October 20, 1999.

       3) In April 1996, the Company announced that its Board of Directors authorized the purchase of up to 250,000 shares of its outstanding common stock under a stock repurchase program. The purchases may be made by the Company from time to time in the open market at the Company's discretion. Through December 31, 1996, the Company purchased 87,500 shares of its common stock for aggregate consideration of $700,000.

       4) For interim financial reporting purposes, the Company uses the gross profit method in computing inventories which consists of goods held for resale

       5) Earnings per share has been computed based on weighted average number of shares outstanding, including approximately 51,000 and 52,000 common stock equivalents for the three and six months ended December 31, 1996, respectively, and approximately 82,000 and 78,000 common stock equivalents for the three and six months ended December 31, 1995, respectively.

       6) During August 1996, and January 1997, the Company purchased QPS Electronics, Inc. and Corona Electronics, Inc. respectively, both of which are electronic component distributors. Aggregate consideration paid for the acquisitions approximated $5.6 million of which $157,500 was paid through the issuance of 20,000 shares of the Company's common stock and $1.05 million payable upon certain events as defined in the purchase agreements. These acquisitions have been accounted for by the purchase method and, as such, the fair value of the assets and liabilities acquired have been recorded on the date of the respective purchases. The respective results of their operations are included with those of the Company's from the date of acquisition. The excess of the purchase price, as adjusted will be amortized using the straight line method over a period not to exceed 20 years. Pro forma results of operations are not expected to be material.

FORM 10-Q                                                      December 31, 1996
Page 9



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Statements in this filing, and elsewhere, which look forward in time involve risks and uncertainties which may effect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: dependence on a limited number of suppliers for products which generate a significant portion of the Company's sales, the effect upon the Company of increases in tariffs or duties, changes in trade treaties, strikes or delays in air or sea transportation and possible future United States legislation with respect to pricing and/or import quotas on products imported from foreign countries, and general economic effect upon manufacturers, end users of electronic components and electronic component distributors.


GENERAL

Jaco is a distributor of electronic components and provider of contract manufacturing and value-added services. Products distributed by Jaco include semiconductors, capacitors, resistors and electromechanical devices and motors used in the assembly and manufacturing of electronic equipment.

The Company's customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (outsourcing). The Company intends to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by Jaco consist of configuring complete computer systems to customer specifications both in tower and desktop configurations, kitting (e.g. supplying sets of specified quantities of products to a customer that are prepackaged for ease of feeding the customer's production lines), and contract manufacturing services through the Company's wholly-owned subsidiary, Nexus Custom Electronics, Inc.

FORM 10-Q                                                      December 31, 1996
Page 10



Results of Operations

The following table sets forth certain items in the Company's statement of earnings as a percentage of net sales for the periods shown;


                                     Three months ended              Six months ended
                                        December 31,                    December 31,

                                     1996           1995           1996           1995
                                    ------         ------         ------         ------

Net sales                              100%           100%           100%           100%

Cost of goods sold                    79.0           79.8           78.9           79.3
                                    ------         ------         ------         ------

Gross profit                          21.0           20.2           21.1           20.7

Selling, general and
administrative expenses               17.7           15.2           17.5           15.8
                                    ------         ------         ------         ------

Operating profit                       3.3            5.0            3.6            4.9

Interest expense                        .6             .8             .5            1.1
                                    ------         ------         ------         ------
Earnings before income taxes           2.7            4.2            3.1            3.8

Income tax provision                   1.1            1.7            1.3            1.5
                                    ------         ------         ------         ------

NET EARNINGS                           1.6%           2.5%           1.8%           2.3%
                                    ======         ======         ======         ======

Comparison of the three and six months ended December 31, 1996 and December 31, 1995

Net sales for the second quarter and six months ended December 31, 1996 were $38.2 million and $76.5 million as compared to $43.6 million and $83.7 million reported for the three months and six months ended December 31, 1995. This represented a 12% and 9% decrease in net sales, respectively. Net sales continue to be affected by the softness in the electronics industry. The Company believes that the decrease in net sales as compared to the previous quarter is the result of customers requiring shorter lead times and a reduction of pricing in certain components. The Company believes it is positioned for growth as a result of two strategic acquisitions including Corona Electronics, Inc., acquired January 1997 (see Note A-6), additional sales and sales management personnel, a new product offering (flat panel displays), and the anticipated improvement in the contract manufacturing group.

FORM 10-Q                                                      December 31, 1996
Page 11



Gross profit margins increased for the three and six months ended December 31, 1996, compared to the comparable periods last year. The Company was able to improve margins despite weak conditions in the electronics industry. While the sale of active components continue to represent approximately 52% of the component revenue, the margins on this product has increased.

Selling, General and Administrative expenses (SG&A) were $6.8 million and $13.4 million for the three and six months ended December 31, 1996, compared to $6.6 million and $13.2 million last year. The increases in SG&A incurred during the current fiscal year were primarily the result of overhead expenses for the new Chicago location (see QPS acquisition - Note A-6) and the addition of sales and sales management personnel in existing locations.

Interest expense decreased to $206,000 and $406,000 for the three and six months ended December 31, 1996, compared to $377,000 and $935,000 for the same period last year. This represented a 45% and 57% reduction, respectively. The decrease is primarily attributable to the reduction of indebtedness under the Company's credit facility by application of the net proceeds of $17,140,000, from the Company's public offering which was completed in October 1995.

Net earnings for the three months ended December 31, 1996 were $621,000 or $.16 per share as compared to $1,080,000, or $.30 per share, reported in the comparable fiscal 1996 quarter. Weighted average shares outstanding during the second quarter of fiscal 1997 and second quarter of fiscal 1996 were 3,940,394 and 3,641,647, respectively. Net earnings for the six months ended December 31, 1996 were $1,409,000, or $.36 per share, as compared to $1,888,000, or $.61 per share, reported for the first six months of fiscal 1996. Weighted average shares outstanding during the six months ended December 31, 1996 and 1995 were 3,961,315 and 3,089,743 respectively. The decrease in net earnings was primarily attributable to the decrease in net sales. The SG&A expenses increased only slightly as the Company continues to monitor costs. The Company believes it is necessary to maintain current cost levels to continue to develop new customers and to provide the support our existing customers require.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a total credit facility of $30,000,000, $1,500,000 (the outstanding balance as of December 31, 1996 was approximately $911,000) is structured as a term loan, payable in equal monthly installments of $17,857 and the balance of which is structured as a revolving line of credit. The credit facility carries a borrowing rate equal to the higher of prime rate or the federal funds rate +1/2% or , at the Company's option, LIBOR plus 2.0% for fixed periods of time. The Company must comply with various financial covenants, all of which the Company believes itself to be in compliance. As of December 31, 1996, the Company had outstanding borrowings of $9.3 million, with additional borrowing capacity of $20.7 million available under the revolving line of credit.

FORM 10-Q                                                      December 31, 1996
Page 12



Working capital was $38.0 million as of December 31, 1996, as compared to $37.0 million as of June 30, 1996 an increase of $1.0 million or approximately 3%. The increase was primarily attributable to a net decrease in current liabilities.

During October 1995, the Company completed a public offering of 1,600,000 shares of its common stock at $12.75 per share. The offering consisted of 1,325,000 shares offered by the Company and 275,000 shares offered by certain officers and directors of the Company. On December 8, 1995, the underwriters of the public offering exercised a portion of their over-allotment option for an additional 160,000 shares at a price per share equal to that of the public offering. The Company's net proceeds from the public offering of $17,140,000, was used to reduce its bank indebtedness.

In April 1996, the Company's Board of Directors authorized the purchase of up to 250,000 shares of its common stock under a stock repurchase program. As of February 10, 1997 the Company has repurchased 87,500 shares at an average market price of $8.00 per share.

For the six months ended December 31, 1996, the Company's net cash provided by operating activities was approximately $2.1 million as compared to net cash used in operating activities of approximately $6.1 million for the six months ended December 31, 1995, an increase of $8.2 million or 134%. The increase is primarily attributable to the reduction of accounts receivable and inventory levels in the first six months of fiscal 1997 as compared to increases in these elements in the first six months of fiscal 1996. Net cash used in investing activities increased to $2.1 million for the six months ended December 31, 1996, as compared to net cash provided by investing activities of $65,000 for the six months ended December 31, 1995, a decrease of $2.2 million. The acquisition of the assets of QPS accounted for approximately $1,257,000 of the decrease. Net cash provided by financing activities decreased $5.7 million or 95% to $312,000 for the six months ended December 31, 1996 when compared to 6.0 million for the six months ended December 31, 1995. The decrease is primarily attributable to the net proceeds received from the Company's public offering which was completed in October 1995. The Company's cash expenditures may vary significantly from current levels, based on a number of factors, including but not limited to, future acquisitions, if any.

In connection with the January 1997 acquisition of Corona Electronics, Inc. the Company will increase borrowings under its existing revolving line of credit by approximately $4.2 million. Additionally, the Company will increase borrowings by approximately $.5 million for capital expenditures related to additional equipment for the contract manufacturing facility and computer software for its core distribution business.

The Company believes that cash flow from operations and funds available under its credit facility will be sufficient to fund the Company's capital needs for at least the next twelve months.

INFLATION

Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings. Nothing to Report


Item 2.           Changes in Securities.  Nothing to Report


Item 3.           Defaults Upon Senior Securities.  Nothing to Report


Item 4.           Submission of Matters to a Vote of Security Holders.

                  Nothing to Report

Item 5.           Other Information.  Nothing to Report


Item 6.           (A) Exhibits

                  Exhibit No.       Description
                  -----------       -----------
                  27.1              Financial Data Schedule

                  (B)  Reports on Form 8-K.  None.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     JACO ELECTRONICS, INC.
                                          (Registrant)


                                      By: /s/ Jeffrey D. Gash
                                         --------------------------------------
                                         Jeffrey D. Gash Vice President/Finance
                                         (Principal Financial Officer)




Date:  February 13, 1997