Form 10-Q
period 1997-03-31
JACO ELECTRONICS INC
filed 1997-05-15
CIK 52971

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number 0-5896


                             JACO ELECTRONICS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


           NEW YORK                                      11-1978958
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



                145 OSER AVENUE, HAUPPAUGE, NEW YORK     11788
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)




Registrant's telephone number, including area code:   (516)  273-5500

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




Number of Shares of Registrant's Common Stock Outstanding as of May 7, 1997 - 3,888,221
---------

(Excluding 87,500 Shares of Treasury Stock)

FORM 10-Q                                                         March 31, 1997
Page 2


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                                                     March 31,        June 30,
                                                       1997             1996
                                                    -----------      -----------
ASSETS

Current Assets:

      Cash                                          $   355,297      $   164,161
      Marketable securities                             552,848          493,281
      Accounts receivable - net                      23,848,505       22,217,130
      Inventories                                    32,437,371       30,089,508
      Prepaid expenses and other                      1,496,530          739,530
      Prepaid income taxes                              390,782
      Deferred income taxes                             788,000          708,000
                                                    -----------      -----------

            Total current assets                     59,869,333       54,411,610


Property, plant and equipment - net                   4,824,301        4,226,617


Deferred income taxes                                   226,000          189,000

Excess of cost over net assets acquired               4,169,390        1,241,533

Other assets                                          1,618,309        1,073,969
                                                    -----------      -----------



                                                    $70,707,333      $61,142,729
                                                    ===========      ===========




     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                         March 31, 1997
Page 3

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                                                          March 31,       June 30,
LIABILITIES &  SHAREHOLDERS' EQUITY:                        1997            1996
                                                        ------------     -----------
Current Liabilities:

      Accounts payable and accrued expenses             $ 17,863,325     $16,589,852
      Current maturities of long term debt and
        capitalized lease obligations                        566,721         474,082
      Income taxes payable                                                   383,970
                                                        ------------     -----------

            Total current liabilities                     18,430,046      17,447,904

Long term debt and capitalized lease obligations          16,086,905       8,791,270
Deferred compensation                                        637,500         600,000


SHAREHOLDERS' EQUITY:


      Preferred stock - authorized, 100,000 shares,
        $10 par value; none issued
      Common stock - authorized 10,000,000 shares,
        $.10 par value; issued 3,975,721 and 3,955,721
        shares, respectively, and 3,888,221 and
        3,955,721 outstanding, respectively                  397,572         395,572
      Additional paid-in capital                          22,180,295      22,024,795
      Unrealized gain on marketable securities               103,812          68,245
      Retained earnings                                   13,571,203      11,814,943
      Treasury stock                                        (700,000)
                                                        ------------     -----------

      Total shareholders' equity                          35,552,882      34,303,555
                                                        ------------     -----------


                                                        $ 70,707,333     $61,142,729
                                                        ============     ===========


     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                         March 31, 1997
Page 4




                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                         1997           1996
                                                         ----           ----
NET SALES                                             $38,661,610    $43,176,834
                                                      -----------    -----------


COST AND EXPENSES:

      Cost of goods sold                               30,798,265     34,543,777
                                                      -----------    -----------

      Gross profit                                      7,863,345      8,633,057

      Selling, general and administrative expenses      7,012,577      6,523,812
                                                      -----------    -----------

      Operating profit                                    850,768      2,109,245

      Interest expense                                    266,430        222,505
                                                      -----------    -----------

      Earnings before income taxes                        584,338      1,886,740

      Income tax provision                                237,000        774,000
                                                      -----------    -----------


      NET EARNINGS                                    $   347,338    $ 1,112,740
                                                      ===========    ===========

      Net earnings per common share                   $       .09    $       .28
                                                      ===========    ===========

      Weighted average common shares and common
        equivalent shares outstanding                   3,937,253      4,025,060
                                                      ===========    ===========




     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                         March 31, 1997
Page 5



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                          1997            1996
                                                          ----            ----
NET SALES                                             $115,178,339    $126,850,196
                                                      ------------    ------------


COST AND EXPENSES:

      Cost of goods sold                                91,187,699     100,854,729
                                                      ------------    ------------

      Gross profit                                      23,990,640      25,995,467

      Selling, general and administrative expenses      20,366,027      19,750,214
                                                      ------------    ------------

      Operating profit                                   3,624,613       6,245,253

      Interest expense                                     672,353       1,157,655
                                                      ------------    ------------

      Earnings before income taxes                       2,952,260       5,087,598

      Income tax provision                               1,196,000       2,087,000
                                                      ------------    ------------


      NET EARNINGS                                    $  1,756,260    $  3,000,598
                                                      ============    ============

      Net earnings per common share                   $        .45    $        .88
                                                      ============    ============

      Weighted average common shares and common
        equivalent shares outstanding                    3,937,384       3,399,293
                                                      ============    ============



     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                         March 31, 1997
Page 6




                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


                                                                         Unrealized
                                       Common Stock         Additional    Gain on                                   Total
                                       ------------           Paid-In    Marketable   Retained      Treasury    Shareholders'
                                    Shares       Amount       Capital    Securities   Earnings       Stock         Equity
                                    ------       ------       -------    ----------   --------       -----         ------
Balance at July 1, 1996            3,955,721    $395,572    $22,024,795   $ 68,245   $11,814,943                $34,303,555

Issuance of common stock in
 connection with acquisition          20,000       2,000        155,500                                             157,500

Unrealized gain on marketable
  securities                                                                35,567                                   35,567

Purchase of treasury stock                                                                         $(700,000)      (700,000)

Net earnings                                                                           1,756,260                  1,756,260
                                   ---------    --------    -----------   --------   -----------   ---------    -----------

Balance at March 31, 1997          3,975,721    $397,572    $22,180,295   $103,812   $13,571,203   $(700,000)   $35,552,882
                                   =========    ========    ===========   ========   ===========   =========    ===========



      See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                         March 31, 1997
Page 7

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                    1997                1996
                                                                    ----                ----
Cash flows from operating activities
  Net earnings                                                 $   1,756,260       $   3,000,598

  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities
      Depreciation  and amortization                                 571,052             505,740
      Deferred compensation                                           37,500              37,500
      Deferred income tax provision                                 (141,000)           (181,000)
      Amortization of intangible assets                              166,846              53,623
      (Gain) loss on sale of equipment                               (10,094)              8,918
      Provision for doubtful accounts                                220,206             514,640
      Changes in operating assets and liabilities, net
        of effect of acquisitions
      Increase in operating assets - net                          (1,847,191)         (5,861,674)
      Decrease in operating liabilities - net                       (574,142)         (2,561,994)
                                                               -------------       -------------

      Net cash provided by (used in) operating activities            179,437          (4,483,649)
                                                               -------------       -------------

Cash flows from investing activities
  Capital expenditures                                              (682,586)           (487,575)
  Proceeds from sales of equipment                                    36,683              17,037
  Business acquisitions - net                                     (4,694,519)
  Decrease in due from officers - net                                                    309,808
  Increase in other assets                                          (218,449)            (12,015)
                                                               -------------       -------------
      Net cash used in investing activities                       (5,558,871)           (172,745)
                                                               -------------       -------------

Cash flows from financing activities
  Proceeds from public offering - net                                                 17,139,966
  Borrowings under line of credit                                118,419,608         128,785,498
  Payments under line of credit                                 (111,773,984)       (132,901,107)
  Principal payments under equipment financing
    and term loans                                                  (375,054)         (8,347,882)
  Purchase of treasury stock                                        (700,000)
  Proceeds from exercise of stock options                                                 20,300
  Payments for fractional shares                                                          (1,268)
                                                               -------------       -------------

      Net cash provided by financing activities                    5,570,570           4,695,507
                                                               -------------       -------------

      NET INCREASE IN CASH                                           191,136              39,113
                                                               -------------       -------------

Cash at beginning of period                                          164,161             393,671
                                                               -------------       -------------

Cash at end of period                                          $     355,297       $     432,784
                                                               =============       =============

Supplemental schedule of noncash financing and
  investing activities:
    Equipment under capital leases                             $     355,824

      See accompanying notes to condensed consolidated financial statements

FORM 10-Q                                                         March 31, 1997
Page 8



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

     3) In April 1996, the Company announced that its Board of Directors authorized the purchase of up to 250,000 shares of its outstanding common stock under a stock repurchase program. The purchases may be made by the Company from time to time in the open market at the Company's discretion. Through March 31, 1997, the Company purchased 87,500 shares of its common stock for aggregate consideration of $700,000.

     4) For interim financial reporting purposes, the Company uses the gross profit method in computing inventories which consists of goods held for resale.

     5) Earnings per share has been computed based on weighted average number of shares outstanding, including approximately 49,000 and 51,000 common stock equivalents for the three and nine months ended March 31, 1997 respectively, and approximately 70,000 and 75,000 common stock equivalents for the three and nine months ended March 31, 1996, respectively.

     6) During August 1996, and January 1997, the Company purchased QPS Electronics, Inc. and Corona Electronics, Inc. respectively, both of which are electronic component distributors. Aggregate consideration paid for the acquisitions approximated $4.9 million of which $157,500 was paid through the issuance of 20,000 shares of the Company's common stock. These acquisitions have been accounted for by the purchase method and, as such, the fair value of the assets and liabilities acquired have been recorded on the date of the respective acquisitions. The respective results of their operations are included with those of the Company's from the date of acquisition. The excess of the purchase price, as adjusted is being amortized using the straight line method over a period of 20 years. Pro forma historical results of operations are not presented as such results, would not be materially different from the historical results of the Company.

FORM 10-Q                                                         March 31, 1997
Page 9




                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Statements in this filing, and elsewhere, which look forward in time involve risks and uncertainties which may effect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: dependence on a limited number of suppliers for products which generate a significant portion of the Company's sales, the effect upon the Company of increases in tariffs or duties, changes in trade treaties, strikes or delays in air or sea transportation and possible future United States legislation with respect to pricing and/or import quotas on products imported from foreign countries, and general economic downturns in the electronic distribution industry which may have adverse economic effect upon manufacturers, end users of electronic components and electronic component distributors.


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

FORM 10-Q                                                         March 31, 1997
Page 10


Results of Operations

The following table sets forth certain items in the Company's statement of earnings as a percentage of net sales for the periods shown;


                                    Three months ended        Nine months ended
                                        March 31,                 March 31,


                                    1997         1996         1997         1996
                                    ----         ----         ----         ----
Net sales                            100%         100%         100%         100%

Cost of goods sold                  79.7         80.0         79.2         79.5
                                    ----         ----         ----         ----

Gross profit                        20.3         20.0         20.8         20.5

Selling, general and
administrative expenses             18.1         15.1         17.7         15.6
                                    ----         ----         ----         ----

Operating profit                     2.2          4.9          3.1          4.9

Interest expense                      .7           .5           .6           .9
                                    ----         ----         ----         ----
Earnings before income taxes         1.5          4.4          2.5          4.0

Income tax provision                  .6          1.8          1.0          1.6
                                    ----         ----         ----         ----

NET EARNINGS                          .9%         2.6%         1.5%         2.4%
                                    ====         ====         ====         ====



Comparison of the three and nine months ended March 31, 1997 and March 31, 1996


Net sales for the three and nine months ended March 31, 1997 were $38.7 million and $115.2 million as compared to $43.2 million and $126.9 million for the three and nine months ended March 31, 1996. This represented a 10.5% and 9.2% decrease in net sales, respectively. The Company believes that the decrease in net sales as compared to the previous quarter is primarily the result of an overall industry weakness as it relates to component pricing. The Company is selling a greater number of components than last year, but has not been able to offset the price reductions that have taken place. The Company believes it is positioned for growth as a result of two strategic acquisitions that incurred during the current fiscal year, including Corona Electronics, Inc. ("Corona"), a component distributor located in Southern California, acquired January, 1997 (see note A-6).

FORM 10-Q                                                         March 31, 1997
Page 11




Gross profit margins increased slightly for the three and nine months ended March 31, 1997 as compared to the same periods last year. Though unit pricing has continued to decline, sales of passive components, which historically have maintained a slightly higher gross profit margin as compared to active components, have increased during the three months ended March 31, 1997 and now represents 50% of component revenues for the current fiscal year.

Selling, general and administrative expenses ("SG&A") were $7.0 million and $20.4 million for the three and nine months ended March 31, 1997 compared to $6.5 million and $19.8 million for the comparable prior periods. The Company continues to monitor costs. The increase in SG&A during the quarter, was primarily the result of a one-time charge, net of insurance recovery, to settle an action and the expenses relating to the operations of Corona.

Interest expense increased to $266,000 for the three months ended March 31, 1997 compared to $223,000 for the same period last year. This increase was primarily attributable to the additional borrowings required due to the acquisition of Corona (see note A-6) and the increase during the quarter in inventory. When comparing the nine months ended March 31, 1997 compared to the same period last year, interest expense decreased as a result of the reduction of indebtedness under the Company's credit facility by application of the net proceeds of $17,140,000 from the Company's public offering completed in October, 1995.

Net earnings for the three and nine months ended March 31, 1997 were $347,000 and $1,756,000 or $.09 and $.45 per share, respectively, as compared to $1,113,000 and $3,001,000, or $.28 and $.88 per share, respectively, for the comparable periods during the last fiscal year. The decrease in net earnings was primarily attributable to the decrease in net sales. The one-time charge, net of insurance recovery and income taxes, incurred during the quarter, to settle an action resulted in a decrease in net earnings of $201,000 or $.05 per share. The Company believes it is necessary to maintain current cost levels to continue to develop new customers and to provide the value-added services that customers require.


LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a total credit facility of $30,000,000, $1,500,000 (the outstanding balance as of March 31, 1997 was approximately $857,000) is structured as a term loan, payable in equal monthly installments of $17,857 and the balance of which is structured as a revolving line of credit. The credit facility carries a borrowing rate equal to the higher of the prime rate or the federal funds rate +1/2% or, at the Company's option, LIBOR plus 2.0% for fixed periods of time. The Company must comply with various financial covenants, all of which the Company believes itself to be in compliance. As of March 31, 1997, the Company had outstanding borrowings of $15.4 million, with additional borrowing capacity of $14.6 million available under the revolving line of credit.


Working capital was $41.4 million as of March 31, 1997, as compared to $37.0 million as of June 30, 1996, an increase of $4.4 million or approximately 12%. The increase was primarily attributable to a net increase in current assets from the acquisition of Corona during January, 1997.

FORM 10-Q                                                         March 31, 1997
Page 12




In April 1996, the Company's Board of Directors authorized the purchase of up to 250,000 shares of its common stock under a stock repurchase program. As of May 9, 1997 the Company has repurchased 87,500 shares at an average market price of $8.00 per share.

For the nine months ended March 31, 1997, the Company's net cash provided by operating activities was approximately $.2 million as compared to net cash used in operating activities of approximately $4.5 million for the nine months ended March 31, 1996, an increase of $4.7 million. The increase is primarily attributable to accounts receivable and inventory increasing by $1.1 million (net of assets acquired from business acquisitions) for the nine months ended March 31, 1997, as compared to a $6.3 million increase in these assets for the nine months ended March 31, 1996. In addition, current liabilities increased by $1.0 million for the nine months ended March 31, 1997, as compared to a reduction in current liabilities of $2.5 million for the nine months ended March 31, 1996. Net cash used in investing activities increased to $5.6 million for the nine months ended March 31, 1997, as compared to $.2 million for the nine months ended March 31, 1996 an increase of $5.4 million. The two acquisitions completed during fiscal 1997 required approximately $4.7 million which were financed through the Company's line of credit. Net cash provided by financing activities increased $.9 million to $5.6 million for the nine months ended
March 31, 1997 when compared to $4.7 million for the nine months ended March
31, 1996. Fiscal 1996 reflects the proceeds of the Company's public offering, which reduced cash provided by financing activities, by application of such proceeds against the Company's bank borrowings. The Company's cash expenditures may vary significantly from current levels, based on a number of factors, including but not limited to, future acquisitions, if any.

In connection with the January 1997 acquisition of Corona, the Company increased its borrowings under its existing revolving line of credit by approximately $4.2 million. Additionally, the Company increased its borrowings by approximately $2.0 million to finance an increase in inventory.

The Company believes that cash flow from operations and funds available under its credit facility will be sufficient to fund the Company's capital needs for at least the next twelve months.

INFLATION

Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

FORM 10-Q                                                         March 31, 1997
Page 13




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

                                27.  Financial Data Schedule

                         b)     Reports on Form 8-K: None

                                S I G N A T U R E




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     JACO ELECTRONICS, INC.
                                          (Registrant)



                                BY: /s/ Jeffrey D. Gash
                                    --------------------------------------------
                                        Jeffrey D. Gash, Vice President/Finance
                                        (Principal Financial Officer)




DATED:  May 14, 1997