Form 10-K405
period 1997-06-30
JACO ELECTRONICS INC
filed 1997-09-26
CIK 52971

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended .........................................June 30, 1997

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________________________ to__________


Commission File Number        0-5896

                             JACO ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

        New York                                       11-1978958
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

      145 Oser Avenue, Hauppauge, New York             11788
    (Address of principal executive offices)         (Zip Code)

Company's telephone number, including area code:            (516) 273-5500


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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of Common Stock held by non-affiliates of the Company, computed by reference to the closing price on September 22, 1997 was $25,140,827.

      Number of shares outstanding of each class of Common Stock, as of September 22, 1997: 3,888,221 shares (excluding 87,500 shares of treasury stock).

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Definitive Proxy Statement to be filed on or before October 28, 1997, under Regulation 14A, in connection with the Company's 1997 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.  BUSINESS

      Jaco Electronics, Inc., a New York corporation organized in 1961 (collectively with all of its subsidiaries, unless otherwise noted, "Jaco" or the "Company").

GENERAL

      Jaco markets and distributes passive and active electronic components to original equipment manufacturers ("OEMs") throughout the United States and Canada from two distribution centers located on the East and West coasts and 14 sales offices located throughout the United States. The Company distributes products such as semiconductors, capacitors, resistors, electro-mechanical devices, flat panels, computers and computer subsystems, which are used in the manufacture and assembly of electronic products. The Company also provides a variety of value-added services including configuring complete computer systems to customers' specifications, kitting the component requirements of certain customers and furnishing contract manufacturing services. Value-added services are intended to attract new customers, maintain and increase sales to existing customers and, where feasible, generate additional revenues and improve margins from sales of components. In addition, these services are designed to respond to an industry trend of outsourcing, in which purchasing and warehousing functions are allocated by customers to the most efficient provider. The Company entered the contract manufacturing business in March 1994, when it acquired all of the outstanding capital stock of Nexus Custom Electronics, Inc. ("Nexus"), a Vermont-based contract manufacturer of printed circuit boards. Management believes the acquisition of Nexus has enabled, and will continue to enable, the Company to expand and broaden its range of value-added service capabilities.

      The Company's core customer base consists primarily of small and medium-sized OEMs that produce electronic equipment used in a wide variety of industries, including manufacturers of telecommunications, computer, computer-related, medical and aerospace equipment and several Fortune 500 manufacturers. In the fiscal year ended June 30, 1997, the Company distributed electronic components to thousands of customers, none of which individually represented more than 3% of net sales.

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

      The Company provides additional customer support through technically competent product managers, field engineers, value-added services and communication with customers from computer to computer or through electronic data interchange ("EDI").

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

      According to the National Electronics Distributors Association, an industry trade association, in 1996 the electronics distribution industry recorded approximately $24.5 billion in sales. Of these sales, approximately $7.0 billion of industry sales consisted of sales of interconnect (connectors, sockets), electromechanical (relays, switches) and passive (resistors, capacitors) components, which products accounted for approximately $73.9 million of the Company's net distribution sales in the year ended June 30, 1997. Approximately $16.6 billion of industry sales consisted of sales of semiconductors and computer products, which accounted for approximately $71.2 million of the Company's net distribution sales for the year ended June 30, 1997.

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

      Passive components consist primarily of capacitors, electromechanical devices, and resistors. Passive products accounted for approximately 52%, 48%, and 51% of the Company's net distributor sales in the fiscal years ended June 30, 1995, June 30, 1996 and June 30, 1997, respectively.

      Active components include semiconductors and computer subsystems. Semiconductors consist of such items as integrated circuits and discrete components, transistors, diodes, dynamic RAMs, static RAMs, video RAMs and MOSFETs. Computer subsystems are an integral part of personal computers and computer workstations and incorporate such items as disk drives, tape drives, flat panels and flat panel monitors, floppy disks and controllers. These products represented approximately 48%, 52% and 49% of the Company's net distributor sales in the fiscal years ended June 30, 1995, June 30, 1996 and June 30, 1997, respectively.

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

      - CONTRACT MANUFACTURING. The Company also furnishes turnkey contract manufacturing printed circuit boards ("PCBs") for OEMs using both conventional pin-through-hole and, on an increasing basis, more advanced surface mount technologies. Contract manufacturing operations involve assembling PCBs to customer specifications utilizing components from suppliers with whom the Company has distribution agreements and other suppliers. As a turnkey contract manufacturer of PCBs, the Company procures the required raw materials and components, manages the assembly and test operations, and supplies the PCBs in accordance with the customer's delivery schedule and quality requirements for the finished product.

SALES AND MARKETING

      Management believes the Company has developed valuable long-term customer relationships and an in-depth understanding of its customers' needs and purchasing patterns. Jaco serves a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense, aerospace, medical equipment and other industries. None of the Company's customers individually represented more than 3%, 2% and 3%, respectively, of net sales in the fiscal years ended June 30, 1995, June 30, 1996 and June 30, 1997.

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

      Sales are made throughout the United States and Canada from the sales departments maintained at the Company's two distribution facilities located on the East and West Coasts of the United States in California and New York and from 14 additional sales offices located in California, Florida, Maryland, Massachusetts, Minnesota, North Carolina, Oregon, Texas, Washington, Colorado, Arizona and Illinois. Sales are made primarily through personal visits by the Company's employees and by a staff of trained telephone sales personnel who answer inquiries and receive and process orders from customers. In addition, the Company utilizes the services of independent sales representatives whose territories include parts of the United States, Canada, and several foreign countries. These sales representatives operate under agreements which are terminable by either party upon 30 days' notice. Independent sales representatives are authorized to solicit sales of all of the Company's product lines and are prohibited from representing competing product lines.

      In the fiscal year ended June 30, 1997, 94% of the Company's sales were produced by Company sales personnel and 6% by independent sales representatives. No one sales representative produced more than 2% of the Company's sales. The Company believes that the termination of any independent sales representative would not have a material adverse effect upon its business.

BACKLOG

      As the trend toward outsourcing increases, customers have been entering into just-in-time contracts with distributors, instead of placing orders. As a result, the Company's backlog has been reduced. The Company's backlog was $40.6 million at June 30, 1996, compared to $27.1 million at June 30, 1997. Backlog consists of purchase orders received from customers for products scheduled for delivery within the next twelve months. Orders constituting the Company's backlog are subject to delivery rescheduling, price negotiations and cancellations by the customer, sometimes without penalty or notice. Backlog is not necessarily indicative of future sales for any particular period and, therefore, the Company expects that in the normal course of business, less than all backlogged orders will be filled.

OPERATIONS

      Component Distribution. Inventory management is critical to a distributor's business. The Company constantly focuses on a high number of resales or "turns" of existing inventory to reduce exposure to product obsolescence and changing customer demand.

      The Company's central computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information of Jaco's distribution business. Each of the Company's sales departments and offices is electronically linked to the Company's central computer systems which provides fully integrated on-line real-time data with respect to the Company's inventory levels. The Company's inventory management system was developed internally by Jaco and is considered proprietary. Inventory turns are tracked by vendor, and the Company's inventory management system provides immediate information to assist in making purchasing decisions and decisions as to which inventory to exchange with suppliers under stock rotation programs. The Company's inventory management system also uses bar-code technology along with scanning devices, which are supplied by Jaco to certain customers, and is networked to the facilities of select customers. In some cases, customers use computers that interface directly with the Company's computers to identify available inventory and rapidly process orders. This system enables the Company to more effectively manage its inventory and to respond more quickly to customer requirements for timely and reliable delivery of components. The Company's inventory turnover was approximately 3.9 for the year ended June 30, 1997.

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

      Contract Manufacturing. The Company conducts its contract manufacturing operations through Nexus at an approximately 32,600 square foot facility located in Brandon, Vermont. Nexus provides turnkey and consigned contract manufacturing of PCBs for OEMs. "Turnkey" is an industry term that describes a contract manufacturer that buys customer-specified components from suppliers, assembles the components onto finished PCBs and performs post-assembly testing, while "consigned" refers to a contract manufacturer that provides the assembly and testing elements only. OEMs then incorporate the PCBs into finished products. In assembling PCBs, Nexus is capable of employing both pin-through-hole ("PTH") and surface mount technologies ("SMT"). PTH is a method of assembling PCBs in which component leads are inserted and soldered into plated holes in the board. SMT is a method of assembling PCBs in which components are fixed directly to the surface of the board, rather than being inserted into holes. The SMT process allows for more miniaturization, cost savings and shorter lead paths between components (which results in greater signal speed). In the fiscal year ended June 30, 1997, the Company invested approximately $665,000 primarily in SMT machinery and equipment, as part of the Company's ongoing program to expand Nexus' operations.

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

      Nexus' manufacturing facility has earned ISO 9002 certification by the Geneva-based organization dedicated to the development of worldwide standards for quality management guidelines and quality assurance. Nexus' receipt of ISO 9002 certification demonstrates that Nexus' manufacturing operations meet established world standards. Management believes sophisticated customers increasingly are requiring their manufacturers to be ISO 9002-certified for purposes of quality assurance.

      Acquisition of Q.P.S. Electronics, Inc. On August 2, 1996, the Company acquired the operating assets of Q.P.S. Electronics, Inc. ("QPS"), a distributor of quality active and passive electronic components based in Schaumburg, Illinois. Management expects that the acquisition of QPS will continue to contribute to the expansion of the Company's national, dedicated distribution network by firmly establishing the Company's presence in the Midwest marketplace.

      Acquisition of Corona Electronics, Inc. On January 21, 1997, the Company acquired all of the outstanding shares of capital stock of Corona Electronics, Inc. ("Corona"), an electronics component distributor located in Orange County, California. Management expects that the acquisition of Corona will strengthen the Company's presence in the Southern California marketplace.

SUPPLIERS

      Manufacturers of passive and active electronic components are increasingly relying on the marketing, customer service and other resources of distributors who market their product lines to customers not normally served by the manufacturer, and to supplement the manufacturer's direct sales efforts in other accounts often by providing value-added services not offered by the manufacturer. Manufacturers seek distributors who have strong relationships with desirable customers, are financially strong, have the infrastructure to handle large volumes of products and can assist customers in the design and use of the manufacturers' products. Currently, the Company has non-exclusive distribution agreements with many manufacturers, including Deutsch, Inc., International Resistive Company, Inc., Johanson Dielectric Inc., Kemet Electronics Corporation, Mitel Inc., Rohm Company, Limited, Samsung Semiconductor, Inc., TDK Corporation of America, Vishay Intertechnology, Inc., and Zetex, Inc. Management continuously seeks to identify potential new suppliers and obtain additional distributorships for new lines of products. Management believes that such expansion and diversification will increase the Company's sales and market share.

      In the fiscal year ended June 30, 1997, of the Company's top ten suppliers, only Kemet accounted for more than 10% of net sales and the remaining nine each accounted for between 9.5% and 2.0% of net sales. No other supplier accounted for more than 1% of net sales. As is common in the electronics distribution industry, from time to time the Company has experienced terminations of relationships with suppliers which may affect its results of operations in post-termination fiscal periods.

      The Company generally purchases products from manufacturers pursuant to non-exclusive distributor agreements. Selection as an authorized distributor is a valuable marketing tool for the Company because customers receive warranty protection and support from manufacturers when they purchase products from the Company. As an authorized distributor, the Company is able to offer customers marketing and engineering support from the product manufacturers, which enhances the Company's ability to attract new customers and close sales.

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

EMPLOYEES

      At August 29, 1997, the Company had a total of 406 employees, of which 110 were employed by Nexus. Of total employees, 11 were engaged in administration, 57 were managerial and supervisory employees, 151 were in sales and 187 performed warehouse, manufacturing and clerical functions. Of these employees, Nexus employed one in administration, nine in management and supervisory positions, four in sales and 96 in warehouse, manufacturing and clerical functions. There are no collective bargaining contracts covering any of the Company's employees. The Company believes its relationship with its employees is satisfactory.

ITEM 2.    PROPERTIES

      All of the Company's facilities are leased except for the Brandon, VT property which is owned by Nexus. Jaco currently leases 16 facilities located in the States of Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Minnesota, New York, North Carolina, Oregon, Texas and Washington, three of which are multipurpose facilities used principally as administrative, sales, and purchasing offices, as well as warehouses, and the remainder of which are used exclusively by Jaco as sales offices. Jaco's satellite sales offices range in size from approximately 1,000 square feet to approximately 7,200 square feet. Base rents for such properties range from approximately $1,000 per month to approximately $5,700 per month. Depending on the terms of each particular lease, in addition to base rent, Jaco may also be responsible for portions of real estate taxes, utilities and operating costs, or increases in such costs over certain base levels. The lease terms range from month-to month to as long as three years. All facilities are linked by computer terminals to Jaco's Hauppauge, New York headquarters. The following paragraphs set forth certain information regarding Jaco's two principal leased facilities:

      (i) Jaco leases from Bemar Realty Company, a partnership consisting of Messrs. Joel H. Girsky and Charles B. Girsky, approximately 72,000 square feet of office and warehouse space at 145 Oser Avenue, Hauppauge, New York. The lease provides for a current monthly base rent of approximately $42,000 net of all expenses, including taxes, utilities, insurance, maintenance and repairs, and has a term which expires on December 31, 2003. In Fiscal 1996, Jaco negotiated a renewal of the lease and the current rental rate is similar to that currently being charged for comparable properties in the area. Approximately 26,000 square feet of space is sublet by Jaco to an unaffiliated third party. In addition to its headquarters, Jaco maintains purchasing and sales offices and warehouse facilities at its Hauppauge location.

      (ii) Jaco leases through March 31, 1998, from an unaffiliated party, approximately 10,000 square feet of office and warehouse space in Westlake Village, California for a base rent of approximately $9,100 per month. Jaco maintains both a purchasing and sales office at this location, as well as warehouse facilities.

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

                                     PART II

ITEM 5.  Market For the Company's Common Stock and Related Security Holder
         Matters.

         (a) The Company's common stock (the "Common Stock") is traded on The Nasdaq National Market under the symbol "JACO". The stock prices listed below represent the high and low closing sale prices of the Common Stock, as reported by The Nasdaq National Market, for each fiscal quarter beginning with the first fiscal quarter of 1996. Stock prices of all periods have been adjusted to give effect to the 10% stock dividend paid on March 10, 1995 and to give effect to the 4-for-3 stock split which was distributed to shareholders of record as of September 22, 1995.

            FISCAL YEAR 1996:                         HIGH        LOW
            First quarter ended September 30, 1995    $13.88      $  6.28
            Second quarter ended December 31, 1995    $16.00      $ 10.50
            Third quarter ended March 31, 1996        $12.38      $  9.75
            Fourth quarter ended June 30, 1996        $12.63      $  9.75

            FISCAL YEAR 1997:                         HIGH        LOW
            First quarter ended September 30, 1996    $10.38      $  6.25
            Second quarter ended December 31, 1996    $ 9.50      $  7.75
            Third quarter ended March 31, 1997        $ 9.12      $  7.00
            Fourth quarter ended June 30, 1997        $ 8.00      $  6.38

         (b) As of September 17, 1997 there were approximately 172 holders of record of the Company's Common Stock who management believes held for more than 2,500 beneficial owners.

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

Item 6. Selected Consolidated Financial Data

                                                                                Year ended June 30,
                                                      ----------------------------------------------------------------------
                                                         1993           1994           1995           1996           1997
                                                      ----------     ----------     ----------     ----------     ----------
                                                                  (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
    Net sales                                         $   96,675     $  105,213     $  138,683     $  167,149     $  155,098
    Cost of goods sold                                    75,630         83,038        109,902        133,105        122,993
                                                      ----------     ----------     ----------     ----------     ----------

        Gross profit                                      21,045         22,175         28,781         34,044         32,105

    Selling, general and administrative
        expenses                                          17,786         19,155         23,552         26,247         27,640
                                                      ----------     ----------     ----------     ----------     ----------

        Operating profit                                   3,259          3,020          5,229          7,797          4,465

    Interest expense                                       1,078          1,117          2,010          1,347            971
                                                      ----------     ----------     ----------     ----------     ----------

        Earnings before income taxes and
           cumulative effect of a change
           in accounting for income taxes                  2,181          1,903          3,219          6,450          3,494

    Income tax expense                                       797            714          1,303          2,600          1,415
                                                      ----------     ----------     ----------     ----------     ----------

        Earnings before cumulative
           effect of a change in account-
           ing for income taxes                            1,384          1,189          1,916          3,850          2,079

    Cumulative effect of a change in
        accounting for income taxes                                         241
                                                      ----------     ----------     ----------     ----------     ----------
        NET EARNINGS                                  $    1,384     $    1,430     $    1,916     $    3,850     $    2,079
                                                      ==========     ==========     ==========     ==========     ==========


PER SHARE DATA*
    Earnings per common share before
        cumulative effect of a change in
        accounting                                    $      .55     $      .47     $      .78     $     1.08     $      .53
    Cumulative effect of a change in
        accounting                                                          .09
                                                      ----------     ----------     ----------     ----------     ----------
        Net earnings per common share                 $      .55     $      .56     $      .78     $     1.08     $      .53
                                                      ==========     ==========     ==========     ==========     ==========

    Weighted average common and
        common equivalent shares
        outstanding                                    2,522,980      2,551,173      2,461,091      3,554,018      3,947,687
                                                      ==========     ==========     ==========     ==========     ==========


BALANCE SHEET DATA
    Working capital                                   $   14,910     $   15,160     $   30,741     $   36,964     $   41,146
    Total assets                                          36,056         45,685         56,323         61,143         69,996
    Long-term obligations                                  8,058          9,694         23,666          8,791         15,553
    Shareholders' equity                                   9,905         11,202         13,227         34,304         35,892


* All per share information has been restated to give effect to a 10% stock dividend paid on March 10, 1995 and a 4-for-3 stock split distributed to shareholders of record as of September 22, 1995.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

         The Company's customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (outsourcing). The Company intends to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by Jaco consist of configuring complete computer systems to customer specifications both in tower and desktop configurations, kitting (e.g. supplying sets of specified quantities of products to a customer that are prepackaged for ease of feeding the customer's production lines), and contract manufacturing through Nexus.

         During August 1996 and January 1997 the Company acquired the operating assets of QPS Electronics, Inc. and all of the outstanding common stock of Corona Electronics, Inc., respectively, both of which are electronic component distributors. Aggregate consideration paid for the acquisitions approximated $4.7 million, of which $157,500 was paid through the issuance of 20,000 shares of the Company's common stock (See Note I of the Notes to the Consolidated Financial Statements). The addition of these two companies strengthens the Company's position in Southern California and the Midwest. The Company has consolidated the operations of these acquired companies in order to reduce operating costs and create a stronger sales organization.

         The Company's sales from value-added services represented $15.7 million, or 10.1% of net sales in the year ended June 30, 1997, $18.0 million, or 11% of net sales in the year ended June 30, 1996, and $18.1 million or 11% of net sales in the year ended June 30, 1995. Of these sales, sales from contract manufacturing were $10.0 million, or 6.4% of net sales in year ended June 30, 1997, and $10.8 million, or 6.5% of net sales in the year ended June 30, 1996, and $12.1 million, or 8.7% of net sales in the year ended June 30, 1995.

RESULTS OF OPERATIONS

         The following table sets forth certain items in the Company's statement of earnings as a percentage of net sales for the periods shown:

                                                           Year Ended June 30,
                                                     1995         1996         1997
                                                     -----        -----        -----
Net sales                                            100.0%       100.0%       100.0%
Cost of goods sold                                    79.2         79.6         79.3
                                                     -----        -----        -----
Gross profit                                          20.8         20.4         20.7
Selling, general and administrative expenses          17.0         15.7         17.8
                                                     -----        -----        -----
Operating profit                                       3.8          4.7          2.9
Interest expense                                       1.5           .8           .6
                                                     -----        -----        -----
Earnings before income taxes                           2.3          3.9          2.3
Income tax expense                                      .9          1.6          1.0
                                                     -----        -----        -----
NET EARNINGS                                           1.4%         2.3%         1.3%
                                                     =====        =====        =====

COMPARISON OF YEAR ENDED JUNE 30, 1997 ("FISCAL 1997") WITH YEAR ENDED JUNE 30, 1996 ("FISCAL 1996")

         Net sales for the fiscal year ended June 30, 1997 decreased 7.2% to $155,098,000, as compared to $167,149,000 reported for the same fiscal 1996 period. During fiscal 1997, the decrease in sales was primarily the result of an overall industry weakness as it relates to component pricing. The Company sold a greater number of components than were sold in its last fiscal year, but has been unable to offset the price reductions that have occurred. The Company completed two acquisitions during fiscal 1997 (See Note I of the Notes to the Consolidated Financial Statements) that expanded its market penetration in the Midwest and Southern California. Additionally, the Company continued to expand its marketing efforts in flat panel devices and field application engineers ("FAE's"). FAE's assist in designing components for approval by customer's engineering departments. Sales from contract manufacturing decreased by approximately $.8 million during fiscal 1997, compared to fiscal 1996. During the fiscal year Nexus shifted its sales effort to surface mount technology, compared to the older pin-through-hole technology. The Company believes that the shift in technology should produce increases in contract manufacturing sales during future periods.

         Gross profit margins, as percentage of net sales, increased slightly from 20.4% in fiscal 1996 to 20.7% in fiscal 1997. Though unit pricing of components declined during the fiscal year, both price protection provided to the Company by its suppliers and increases in the sale of passive components, which historically have maintained a slightly higher gross profit margin as compared to active components, resulted in the increase in gross profit margin.

         Selling, general and administrative (SG&A) expenses were $27.6 million in fiscal 1997, an increase of $1.4 million, or 5.3% from $26.2 million in fiscal 1996. The Company's addition of sales and sales management personnel, the expansion of the FAE program and the addition of the flat panel display group have contributed to the increase in SG&A expenses. Additionally, the Company acquired QPS Electronics, Inc. and Corona Electronics, Inc. during the fiscal year. The Company will closely monitor SG&A costs during the future periods.

         Interest expense decreased to $1.0 million in fiscal 1997, as compared to $1.3 million in fiscal 1996. The 28% decrease was primarily the result of a reduction in borrowings, as a result of the reduction in indebtedness under the Company's credit facility by the application of the net proceeds of $17.1 million from the public offering completed during the second quarter of fiscal 1996. Borrowings under the credit facility include funds used for the acquisition of Corona and QPS (See Note I of the Notes to the Consolidated Financial Statements) during fiscal 1997.

         Net earnings for fiscal 1997 were $2.1 million, or $.53 per share, as compared to $3.8 million, or $1.08 per share, during the last fiscal year. The decrease in net earnings was attributable to the decrease in sales and the increase in SG&A. The Company believes that the additional expenses incurred during fiscal 1997 will provide the infrastructure necessary for future increases in sales.

COMPARISON OF YEAR ENDED JUNE 30, 1996 WITH YEAR ENDED JUNE 30, 1995 ("FISCAL 1995")

         Net sales for the fiscal year ended June 30, 1996 increased 20.5% to $167,149,000, as compared to $138,683,000 reported for the same fiscal 1995 period. The increase in sales was the result of strong overall demand for electronic components in the electronics industry, the Company's continued expansion as a national distributor into new territories, and the addition of sales personnel in existing locations. The Company has expanded its product offerings to include the flat panel display market. Sales were minimal during fiscal 1996. Sales from contract manufacturing (Nexus) decreased by approximately $1.0 million during fiscal 1996, compared to fiscal 1995, due to the loss of two major customers.

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

         Net earnings for fiscal 1996 were $3.8 million, an increase of approximately $1.9 million, or approximately 101% as compared to the same period in fiscal 1995. The increase in the net earnings is principally the result of increases in sales, control of SG&A expenses and a reduction in interest expense.


LIQUIDITY AND CAPITAL RESOURCES

         On October 20, 1995, the Company completed a public offering of 1,600,000 shares of its common stock at $12.75 per share. The offering consisted of 1,325,000 shares offered by the Company and an aggregate of 275,000 shares offered by certain officers and directors of the Company. On December 8, 1995, the underwriters of the public offering exercised a portion of their overallotment option for an additional 160,000 shares at a price per share equal to that of the public offering. The Company's net proceeds from the public offering of approximately $17,140,000, after deducting the underwriters' commission and cost of the public offering, were used to reduce its bank indebtedness. In connection with the public offering, the Company also issued stock warrants, to the representative underwriters, to purchase up to 70,000 shares of common stock at an exercise price per share equal to 180% of the public offering price, which expire on October 20, 1999.

         The Company's agreement with its banks, as amended, provides the Company with a $30,000,000 term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories of the Company as defined in the agreements expiring September 13, 1998. Under a verbal agreement effective June 1, 1997, borrowings under the credit facility bear interest at the average 30-day LIBOR rate plus 1%. The outstanding balance on the revolving line of credit facility was $14,018,312 at June 30, 1997. The term loan, with a remaining balance of $803,571 at June 30, 1997, requires monthly principal payments of $17,857, together with interest through September 13, 1998, with a final payment of $533,600 on September 13, 1998. Borrowings under this facility are collateralized by substantially all of the assets of the Company. The agreement contains provisions for maintenance of certain financial ratios, all of which the Company is in compliance with at June 30, 1997, and prohibits the payment of cash dividends. The agreement also provides for the issuance of letters of credit by the banks on the Company's behalf. At June 30, 1997, $500,000 of such letters of credit were outstanding.

         During fiscal 1997, the Company's net cash provided by operating activities was approximately $1.3 million, as compared to net cash used in operating activities of approximately $1.7 million for fiscal 1996, an increase of approximately $3.0 million. The increase is primarily attributable to the decrease in accounts receivable by $1.6 million (net of assets acquired from business acquisitions) for fiscal 1997, as compared to a $2.5 million increase during fiscal 1996. In addition, inventory increased by $1.8 million (net of assets acquired from business acquisitions) for fiscal 1997, as compared to a $3.4 million increase during fiscal 1996. Net cash used in investing activities increased to $5.9 million for fiscal 1997, as compared to $.9 million for fiscal 1996, an increase of $5.0 million. The two acquisitions completed during fiscal 1997 required approximately $4.7 million, and were financed through the Company's line of credit. Fiscal 1996 reflects the proceeds of the Company's public offering, which reduced cash provided by financing activities by application of such proceeds against the Company's bank borrowings. The Company's cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to, future acquisitions, if any.

         In connection with the January 1997 acquisition of Corona, the Company increased its borrowings under its existing revolving line of credit by approximately $4.2 million. Additionally, the Company increased its borrowings by approximately $2.6 million to finance an increase in inventory.

         For fiscal 1996 and fiscal 1997, inventory turnover was 4.7x and 3.9x, respectively. The average of the Company's accounts receivable at June 30, 1997 was 52 days, as compared to 48 days at June 30, 1996. The Company did not experience any significant trade collection difficulties during fiscal 1997.

         On April 15, 1996, the Company's Board of Directors authorized the purchase of up to 250,000 shares of its common stock or approximately 6.3% of the then outstanding shares, under a stock repurchase program. During fiscal 1997, the Company repurchased 87,500 shares at an average market price of $8.00 per share.

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

                                    PART III

ITEM 10.   Directors and Executive Officers of the Company.

         Incorporated herein by reference is the information to appear under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 1997.

ITEM 11.   Executive Compensation.

         Incorporated herein by reference is the information to appear under the caption "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 1997.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.

         Incorporated herein by reference is the information to appear under the caption "Principal Shareholders; Shares Held by Management" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 1997.

ITEM 13.   Certain Relationships and Related Transactions.

         Incorporated herein by reference is the information to appear under the caption "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 1997.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                  Page
                                                                                  ----
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
            Report of Independent Certified Public Accountants on Schedule II     F-27
            Schedule II - Valuation and Qualifying Accounts                       F-28

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

3.1.1 Certificate of Amendment of the Certificate of Incorporation, adopted December, 1995, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 ("the Company's 1996 10-K"), Exhibit 3.1.1.

3.2 Restated By-Laws adopted June 18, 1987, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1987 ("the Company's 1987 10- K"), Exhibit 3.2.

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

10.2.2 Lease Between the Company and Bemar Realty Company, dated January 1, 1996, incorporated by reference to the Company's 1996 10-K, Exhibit 10.2.2.

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

99.8.1 Amendment to the Second Restated and Amended Loan and Security Agreement, dated as of April 10, 1996, incorporated by reference to the Company's 1996 10-K, Exhibit 99.8.1.

(b) Reports on Form 8-K filed during last quarter of the period covered by this Report:

            None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JACO ELECTRONICS, INC.


Date: September 24, 1997                  By:   /s/ Joel H. Girsky
                                             -----------------------------------
                                             Joel H. Girsky, Chairman of the
                                               Board, President and Treasurer
                                               (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 24, 1997         /s/ Joel H. Girsky
                                --------------------------------------
                                Joel H. Girsky, Chairman of the
                                  Board, President and Treasurer
                                  (Principal Executive Officer)

Date: September 24, 1997         /s/ Jeffrey D. Gash
                                --------------------------------------
                                Jeffrey D. Gash, Vice President-Finance
                                  (Principal Financial and Accounting Officer)

Date: September 24, 1997         /s/Stephen A. Cohen
                                --------------------------------------
                                Stephen A. Cohen, Director


Date: September 24, 1997         /s/Edward M. Frankel
                                --------------------------------------
                                Edward M. Frankel, Director


Date: September 24, 1997         /s/Charles B. Girsky
                                --------------------------------------
                                Charles B. Girsky, Executive
                                  Vice President and Director


Date: September 24, 1997         /s/ Joseph F. Hickey, Jr.
                                --------------------------------------
                                Joseph F. Hickey, Jr., Director

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

      Consolidated Statements of Earnings                                              F-5

      Consolidated Statement of Changes in Shareholders' Equity                        F-6

      Consolidated Statements of Cash Flows                                            F-7

      Notes to Consolidated Financial Statements                                       F-8

      Report of Independent Certified Public Accountants
         on Schedule                                                                  F-27

      Schedule II - Valuation and Qualifying Accounts                                 F-28

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
    JACO ELECTRONICS, INC.


We have audited the accompanying consolidated balance sheets of Jaco Electronics, Inc. and Subsidiaries (the "Company") as of June 30, 1996 and 1997 and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jaco Electronics, Inc. and Subsidiaries as of June 30, 1996 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Melville, New York
August 18, 1997

                     Jaco Electronics, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,

                                     ASSETS                                                1996                1997
                                                                                        -----------         -----------

CURRENT ASSETS
    Cash                                                                                $   164,161         $   463,352

    Marketable securities                                                                   493,281             627,179

    Accounts receivable, less allowance for doubtful
       accounts of $758,000 in 1996 and $846,000
       in 1997                                                                           22,217,130          22,008,210
    Inventories                                                                          30,089,508          33,311,201
    Prepaid expenses and other                                                              739,530           1,359,617
    Prepaid income taxes                                                                                        528,243
    Deferred income taxes                                                                   708,000             750,000
                                                                                        -----------         -----------
         Total current assets                                                            54,411,610          59,047,802

PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                                              4,226,617           5,009,045

DEFERRED INCOME TAXES                                                                       189,000             244,000


EXCESS OF COST OVER NET ASSETS ACQUIRED,
       less accumulated amortization
       of $369,200 in 1996
       and $501,046 in 1997                                                               1,241,533           4,151,574


OTHER ASSETS                                                                              1,073,969           1,543,257
                                                                                        -----------         -----------

                                                                                        $61,142,729         $69,995,678
                                                                                        ===========         ===========



The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                                    June 30,



                         LIABILITIES AND
                       SHAREHOLDERS' EQUITY

                                                                                      1996                 1997
                                                                                  ------------          -----------
CURRENT LIABILITIES
     Accounts payable                                                             $ 15,413,879          $15,833,198
     Current maturities of long-term debt and
          capitalized lease obligations                                                474,082              599,239
     Accrued expenses                                                                1,175,973            1,468,929
     Income taxes payable                                                              383,970
                                                                                  ------------          -----------

              Total current liabilities                                             17,447,904           17,901,366


LONG-TERM DEBT AND CAPITALIZED LEASE
     OBLIGATIONS                                                                     8,791,270           15,552,549


DEFERRED COMPENSATION                                                                  600,000              650,000


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
     Preferred stock - authorized, 100,000 shares, $10
          par value;  none issued
     Common stock - authorized, 10,000,000 shares, $.10 par value; issued
          3,955,721 and 3,975,721 shares, respectively, and 3,955,721 and
          3,888,221 shares outstanding, respectively                                   395,572              397,572
     Additional paid-in capital                                                     22,024,795           22,180,295
     Unrealized gain on marketable securities                                           68,245              120,200
     Retained earnings                                                              11,814,943           13,893,696
     Treasury stock - 87,500 shares, at cost                                                               (700,000)
                                                                                  ------------          -----------

                                                                                    34,303,555           35,891,763
                                                                                  ------------          -----------

                                                                                  $ 61,142,729          $69,995,678
                                                                                  ============          ===========


The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                               Year ended June 30,

                                                          1995                 1996                 1997
                                                      ------------         ------------         ------------
Net sales                                             $138,683,331         $167,149,385         $155,097,745
Cost of goods sold                                     109,902,639          133,105,227          122,993,172
                                                      ------------         ------------         ------------

           Gross profit                                 28,780,692           34,044,158           32,104,573

Selling, general and administrative expenses            23,551,196           26,246,741           27,639,567
                                                      ------------         ------------         ------------

           Operating profit                              5,229,496            7,797,417            4,465,006

Interest expense                                         2,010,554            1,347,639              971,253
                                                      ------------         ------------         ------------

           Earnings before income taxes                  3,218,942            6,449,778            3,493,753

Income tax provision                                     1,303,000            2,600,000            1,415,000
                                                      ------------         ------------         ------------

           NET EARNINGS                               $  1,915,942         $  3,849,778         $  2,078,753
                                                      ============         ============         ============


Net earnings per common share                         $        .78         $       1.08         $        .53
                                                      ============         ============         ============


Weighted-average common shares and common
      equivalent shares outstanding                      2,461,091            3,554,018            3,947,687
                                                      ============         ============         ============


The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries


                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                    Years ended June 30, 1995, 1996 and 1997

                                                                                                              Unrealized
                                                                                            Additional         gain on
                                                                                             paid-in          marketable
                                                  Shares                 Amount              capital          securities
                                                 --------           --------------       ---------------    --------------
Balance at July 1, 1994                          1,652,309          $   165,231          $  3,810,516

Exercise of stock options                           28,000                2,800               105,700
10% stock dividend                                 167,979               16,798             1,159,056
Payment for fractional shares resulting
  from 10% stock dividend
4-for-3 stock split                                616,096               61,609               (61,609)
Net earnings
                                                ----------          -----------          ------------

Balance at June 30, 1995                         2,464,384              246,438             5,013,663

Issuance of common stock for cash                1,485,000              148,500            16,991,466
Exercise of stock options                            6,415                  642                19,658
Payment for fractional shares resulting
  from 4-for-3 stock split                             (78)                  (8)                    8
Unrealized gain on marketable
  securities - net                                                                                             $ 68,245
Net earnings
                                                ----------          -----------          ------------          --------

Balance at June 30, 1996                         3,955,721              395,572            22,024,795            68,245

Issuance of common stock in connection
  with acquisition                                  20,000                2,000               155,500
Purchase of treasury stock
Unrealized gain on marketable
  securities - net                                                                                               51,955
Net earnings
                                                ----------          -----------          ------------          --------

BALANCE AT JUNE 30, 1997                         3,975,721          $   397,572          $ 22,180,295          $120,200
                                                ==========          ===========          ============          ========

                                                                                            Total
                                                  Retained          Treasury            shareholders'
                                                  earnings            stock                equity
                                              --------------      ---------------       ------------
Balance at July 1, 1994                        $  7,226,705                             $ 11,202,452

Exercise of stock options                                                                    108,500
10% stock dividend                               (1,175,854)
Payment for fractional shares resulting
  from 10% stock dividend                              (362)                                    (362)
4-for-3 stock split
Net earnings                                      1,915,942                                1,915,942
                                               ------------                             ------------

Balance at June 30, 1995                          7,966,431                               13,226,532

Issuance of common stock for cash                                                         17,139,966
Exercise of stock options                                                                     20,300
Payment for fractional shares resulting
  from 4-for-3 stock split                           (1,266)                                  (1,266)
Unrealized gain on marketable
  securities - net                                                                            68,245
Net earnings                                      3,849,778                                3,849,778
                                               ------------                             ------------

Balance at June 30, 1996                         11,814,943                               34,303,555

Issuance of common stock in connection
  with acquisition                                                                           157,500
Purchase of treasury stock                                           $(700,000)             (700,000)
Unrealized gain on marketable
  securities - net                                                                            51,955
Net earnings                                      2,078,753                                2,078,753
                                               ------------          ---------          ------------

BALANCE AT JUNE 30, 1997                       $ 13,893,696          $(700,000)         $ 35,891,763
                                               ============          =========          ============

The accompanying notes are an integral part of this statement.

                     Jaco Electronics, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,

                                                                             1995             1996              1997
                                                                        -------------     -------------     -------------
Cash flows from operating activities
    Net earnings                                                        $   1,915,942     $   3,849,778     $   2,078,753
    Adjustments to reconcile net earnings to net cash
        used in operating activities
           Depreciation and amortization                                      693,290           719,899         1,050,666
           Deferred compensation                                               50,000            50,000            50,000
           Deferred income tax benefit                                        (31,000)         (158,000)         (119,000)
           Loss on sale of equipment                                           18,403             8,793             9,941
           Provision for doubtful accounts                                    458,000           761,190           255,931
           Changes in operating assets and liabilities, net of
               effects of acquisitions
                  Decrease (increase) in accounts receivable               (3,759,741)       (2,540,656)        1,603,022
                  Increase in inventories                                  (6,572,285)       (3,435,627)       (1,767,196)
                  (Increase) decrease in prepaid expenses and other          (184,100)          516,789          (615,364)
                  (Decrease) increase in accounts payable                   3,057,980        (1,237,895)         (594,557)
                  Increase (decrease) in accrued expenses                      37,695          (124,638)          235,950
                  (Decrease) increase in income taxes payable                 328,203           (91,732)         (902,545)
                                                                          -----------       -----------       -----------
           Net cash (provided by) used in operating activities             (3,987,613)       (1,682,099)        1,285,601
                                                                          -----------       -----------       -----------
Cash flows from investing activities
    Increase in marketable securities                                                          (379,036)          (59,943)
    Capital expenditures                                                     (908,153)         (789,635)         (943,352)
    Proceeds from the sale of equipment                                        20,000            12,047            42,867
    Business acquisitions, net of cash acquired                                                                (4,742,249)
    Decrease (increase) in due from officers, net                             (18,689)          309,808
    Increase in other assets                                                 (106,956)           (6,328)         (176,728)
                                                                          -----------       -----------       -----------
           Net cash used in investing activities                           (1,013,798)         (853,144)       (5,879,405)
                                                                          -----------       -----------       -----------
Cash flows from financing activities
    Proceeds from public offering - net                                                      17,139,966
    Borrowings from line of credit                                        141,391,776       173,061,732       161,931,215
    Payments of line of credit                                           (136,774,193)     (179,449,087)     (155,834,207)
    Principal payments under equipment financing                             (434,854)         (251,626)         (289,727)
    (Payments) borrowings under term loans                                    669,417        (8,214,286)         (214,286)
    Purchase of treasury stock                                                                                   (700,000)
    Proceeds from exercise of stock option                                    108,500            20,300
    Payments for fractional shares                                               (362)           (1,266)
                                                                          -----------       -----------       -----------
           Net cash provided by financing activities                        4,960,284         2,305,733         4,892,995
                                                                          -----------       -----------       -----------
           NET INCREASE (DECREASE) IN CASH                                    (41,127)         (229,510)          299,191
Cash and cash equivalents at beginning of year                                434,798           393,671           164,161
                                                                          -----------       -----------       -----------
Cash and cash equivalents at end of year                                $     393,671     $     164,161     $     463,352
                                                                        =============     =============     =============
Supplemental cash flow disclosures:
    Interest paid                                                       $   1,970,000     $   1,472,000     $     815,000
    Income taxes paid                                                         993,000         2,882,000         2,502,000
Supplemental schedule of noncash financing and investing activities:
    Equipment under capital leases                                      $     288,000     $                 $     531,561


The accompanying notes are an integral part of these statements.

                    Jaco Electronics, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1995, 1996 and 1997



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Jaco Electronics, Inc. and Subsidiaries (the "Company") is primarily engaged in the distribution of semiconductors, capacitors, resistors, electromechanical devices, computers and computer subsystems, produced by others, for the manufacture and assembly of electronic products. In addition, the Company provides contract manufacturing services.

         Electronics parts distribution sales include exports made principally to customers located in Western Europe. For the years ended June 30, 1995, 1996 and 1997, export sales amounted to approximately $5,032,000, $4,963,000 and $4,102,000, respectively.

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

         3.       Investments in Marketable Securities

                  Investments in marketable securities consist of investments in mutual funds. Such investments have been classified as "available for sale securities" and are reported at fair market value which is inclusive of unrealized gains of approximately $114,245 and $188,200 in 1996 and 1997, respectively. Changes in the fair value of "available for sale securities" are classified as a separate component of shareholders' equity, net of any related deferred tax effects.

         4.       Inventories

                  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         5.       Property, Plant and Equipment

                  Property, plant and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful life of the assets.

         6.       Excess of Cost Over Net Assets Acquired

                  The excess of cost over net assets acquired is amortized over periods of ten to forty years using the straight-line method. The Company periodically reviews and evaluates whether there has been a permanent impairment in the value of its intangibles. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows.

         7.       Income Taxes

                  Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which income tax expenses or benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets attributable to a subsidiary of the Company, as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

         8.       Earnings Per Common Share

                  Earnings per common share is based upon the weighted average number of shares of common stock outstanding during the year and reflects the dilutive effect of outstanding stock options. All per share information has been restated to reflect the Company's fiscal 1995 stock dividend and stock split.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         9.       Financial Instruments and Business Concentrations

                  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company's customer base, their dispersion across geographic areas and the Company's policy of maintaining credit insurance. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited.

                  Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. The Company's principal financial instrument consists of a revolving credit facility, expiring on September 13, 1998, with two participating banks. The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rate approximates the current prevailing interest rate.


                  The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements. During the year ended June 30, 1997, the Company's top three suppliers accounted for 18%, 9.5% and 8%, respectively, of net sales. As is common in the electronics distribution industry, from time to time the Company has experienced terminations of relationships with suppliers. There can be no assurance that, in the event a supplier cancelled its distributor agreement with the Company, the Company will be able to replace the sales with sales of other products.


         10.      Use of Estimates

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

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      11.      Accounting Pronouncements Not Yet Adopted

               In February 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.


NOTE B - INVENTORY

        Inventories consist of the following:

                                                     June 30,
                                            --------------------------
                                               1996           1997
                                            -----------    -----------
Finished goods and goods held for resale    $27,025,508    $30,129,201
Work-in-process                                 477,000        455,000
Raw materials                                 2,587,000      2,727,000
                                            -----------    -----------

                                            $30,089,508    $33,311,201
                                            ===========    ===========

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE C - PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of:

                                                                 Useful             June 30,
                                                                  life       ------------------------
                                                                 in years       1996          1997
                                                                ----------   ----------    ----------
      Land, building and improvements                            10 to 30    $1,419,126    $1,468,708
      Machinery and equipment                                    3 to 8       5,193,265     5,247,170
      Transportation equipment                                   3 to 5         108,370        51,050
      Leasehold improvements                                     5 to 10        661,479       569,515
                                                                             ----------    ----------

                                                                              7,382,240     7,336,443

      Less accumulated depreciation and amortization
            (including $688,957 in 1996 and $272,500
            in 1997 of capitalized lease amortization)                        3,155,623     2,327,398
                                                                             ----------    ----------

                                                                             $4,226,617    $5,009,045
                                                                             ==========    ==========

        Included in machinery and equipment are assets recorded under capitalized leases at June 30, 1996 and 1997 for $943,038 and $949,695, respectively.


NOTE D - INCOME TAXES

        The components of the Company's provision for income taxes is as follows:

                                    June 30,
                  ---------------------------------------------
                      1995             1996             1997
                  -----------      -----------      -----------
Federal
     Current      $ 1,063,000      $ 2,176,000      $ 1,262,000
     Deferred         (31,000)        (158,000)        (119,000)
                  -----------      -----------      -----------

                    1,032,000        2,018,000        1,143,000

State                 271,000          582,000          272,000
                  -----------      -----------      -----------

                  $ 1,303,000      $ 2,600,000      $ 1,415,000
                  ===========      ===========      ===========

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE D - INCOME TAXES (CONTINUED)

        The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                                                June 30,
                                                                   -------------------------------
                                                                    1995         1996        1997
                                                                   ------       ------      ------
Statutory Federal tax rate                                           34.0%        34.0%       34.0%
State income taxes, net of Federal tax benefit                        5.6          6.0         5.1
Sales expense for which no tax
     benefit arises                                                   1.7           .1         1.8
Other                                                                 (.8)          .2         (.4)
                                                                   ------       ------      ------

Effective tax rate                                                   40.5%        40.3%       40.5%
                                                                   ======       ======      ======

        Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes are summarized as follows:

                                                       1996             1997
                                                   -----------      -----------
Deferred tax assets
       Net operating loss carryforwards            $   409,000      $   409,000
       Allowance for bad debts                         347,000          308,000
       Inventory valuation                             582,000          691,000
       Deferred compensation                           219,000          237,000
       Other deferred assets                            24,000           65,000
                                                   -----------      -----------

                                                     1,581,000        1,710,000

Deferred tax liabilities
       Depreciation                                    (85,000)        (104,000)
       Other                                           (47,000)         (50,000)
       Unrealized gain on marketable securities
           available for sale                          (46,000)         (68,000)
                                                   -----------      -----------

                                                     1,403,000        1,488,000

Valuation allowance                                   (506,000)        (494,000)
                                                   -----------      -----------

Net deferred tax asset                             $   897,000      $   994,000
                                                   ===========      ===========

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE D - INCOME TAXES (CONTINUED)

        At June 30, 1997, the Company, through an acquisition, has available a Federal net operating loss carryforward of approximately $1,121,000. Such net operating loss is subject to certain limitations and expires in varying amounts during the fiscal years 2007 through 2009. Further, the Company has established a valuation allowance with respect to the net deferred tax assets attributable to this acquired subsidiary. During fiscal 1997, $12,000 of such net deferred tax asset was recognized as a reduction of the excess of cost over net assets acquired attributable to the acquired subsidiary. The subsequent realization of the majority of such deferred tax asset will result in the reduction of the excess of cost over net assets acquired.


NOTE E - DEBT AND CAPITALIZED LEASE OBLIGATIONS

        Debt and capitalized lease obligations are as follows:

                                                               June 30,
                                                      ---------------------------
                                                         1996            1997
                                                      -----------     -----------
Term loans and revolving line of credit (a)           $ 8,186,172     $14,821,883
Other term loans (b)                                      424,721         358,073
Equipment notes (c)                                       373,608         250,165
Capitalized lease obligations (d)                         314,945         847,328
                                                      -----------     -----------

                                                        9,299,446      16,277,449

Less amounts representing interest on capitalized
      leases                                               34,094         125,661
                                                      -----------     -----------

                                                        9,265,352      16,151,788

Less current maturities                                   474,082         599,239
                                                      -----------     -----------

                                                      $ 8,791,270     $15,552,549
                                                      ===========     ===========

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE E - DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

        (a)       Term Loans and Revolving Line of Credit Facility

                  The Company's agreement with its banks, as amended, provides the Company with a $30,000,000 term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories of the Company as defined in the agreements expiring September 13, 1998. Under a verbal agreement effective June 1, 1997, borrowings under the credit facility bear interest at the average 30-day LIBOR rate plus 1%. The outstanding balance on the revolving line of credit facility, $14,018,312 at June 30, 1997, bears an interest rate of 6.69%. Pursuant to the same agreement, at June 30, 1997, a term loan with a remaining balance of $803,571 requires monthly principal payments of $17,857, together with interest through September 13, 1998, with a final payment of $553,600 on September 13, 1998. Borrowings under this facility are collateralized by substantially all of the assets of the Company. The agreement contains provisions for maintenance of certain financial ratios, all of which the Company is in compliance with, and prohibits the payment of cash dividends. The agreement also provides for the issuance of letters of credit by the banks on the Company's behalf. At June 30, 1997, $500,000 of such letters of credit were outstanding.

        (b)       Other Term Loans

                  Other term loans as of June 30, 1997 are as follows:

                                                                   Monthly
  Date of loan                   Balance           Term            payment
  ------------                  ---------        ---------         -------
  March 16, 1995                $  35,207        60 months         $1,160
  March 16, 1995                  136,685        84 months          2,730
  March 16, 1995                  186,181        84 months          4,216
                                ---------

                                $ 358,073
                                =========

                  The above loans are collateralized by the related equipment acquired, having a carrying value of approximately $422,000 at June 30, 1997 and $464,000 at June 30, 1996. The agreements contain, among other things, restrictive covenants on one of the Company's subsidiaries, which place limitations on: (i) consolidations, mergers and acquisitions, (ii) additional indebtedness,

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE E - DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

                  encumbrances and guarantees, (iii) loans to shareholders, officers or directors, (iv) dividends and stock redemptions, and (v) transactions with affiliates, all as defined in the agreements. The loans bear interest payable monthly, at 6%, 5.5% and 1.5% over the bank's prime rate, respectively.

        (c)       Equipment Notes


                  The equipment notes are payable through September 1999, bearing implicit interest rates from 7.55% to 9.68% and are collateralized by the related equipment.


        (d)       Capitalized Lease Obligations

                  The Company leases certain equipment under agreements accounted for as capital leases. During fiscal 1997, the Company, through one of its subsidiaries, leased approximately $532,000 of equipment for its contract manufacturing business which were accounted for as capital leases. The obligations for the equipment require the Company to make monthly payments through June 2002, with implicit interest rates from 7.07% to 8.5%.

        The following is a summary of the aggregate annual maturities of long-term debt and capitalized lease obligations as of June 30, 1997:

                                           Long-term               Capitalized
                                              debt                    leases
                                          -------------            -----------
            Year ending June 30,
                    1998                  $     402,274              $249,466
                    1999                     14,808,036               226,345
                    2000                         86,261               151,532
                    2001                         73,979               130,174
                    2002                         59,572                89,810
                                          -------------              --------

                                          $  15,430,122              $847,327
                                          =============              ========

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE F - COMMITMENTS AND CONTINGENCIES

         1.       Leases

                  The Company leases certain office and warehouse facilities under noncancellable operating leases. The leases also provide for the payment of real estate taxes and other operating expenses of the buildings. The minimum annual lease payments under such leases are as follows:

                      Year ending June 30,
                            1998                          $  961,946
                            1999                             779,450
                            2000                             732,116
                            2001                             681,861
                            2002                             678,184
                            Thereafter                     1,046,882
                                                          ----------

                                                          $4,880,439
                                                          ==========

                  In addition, the Company leases office and warehouse facilities from a partnership owned by two officers and directors of the Company. The lease expires in December 2003 and requires minimum annual lease payments as follows:

                      Year ending June 30,
                            1998                           $  542,430
                            1999                              569,550
                            2000                              598,000
                            2001                              627,900
                            2002                              659,327
                            Thereafter                      1,046,882
                                                           ----------

                                                           $4,044,089
                                                           ==========

                  The Company's rent expense was approximately $571,000, $528,000 and $602,000 for the years ended June 30, 1995, 1996 and 1997, respectively, in connection with the above lease.

                  Rent expense on office and warehouse facilities leases for the years ended June 30, 1995, 1996 and 1997 was approximately $909,000, $846,000 and $962,000, respectively, net of sublease income of approximately $135,000, $120,000 and $115,000, respectively.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        2.     Other Leases

               The Company also leases various office equipment and automobiles under noncancellable operating leases expiring through January 2002. The minimum rental commitments required under these leases at June 30, 1997 are as follows:

                    Year ending June 30,
                          1998                         $286,073
                          1999                          185,871
                          2000                           97,318
                          2001                            9,773
                          2002                              756
                                                       --------

                                                       $579,791
                                                       ========

        3.     Employment Agreement

               Effective July 1, 1993, the Company entered into an employment agreement with its Chairman expiring July 1, 1997, pursuant to which the Chairman receives a base annual salary of $325,000. In addition, the Chairman will be entitled to an annual bonus equal to 4% of earnings before income taxes, if earnings for a particular fiscal year exceed $1,000,000 or 6% if earnings before income taxes are in excess of $2,500,000. The agreement also provides for the continuation of the deferred compensation arrangement first established in fiscal 1985, whereby $50,000 per year has been accrued and becomes payable in its entirety no later than January 15 of the year next following the last to occur of the following events: (1) the Chairman's attainment of age 60 (fiscal 1999) or (2) cessation of the Chairman's employment with or without cause after July 1, 1993. In the event of a change in control resulting in termination of the Chairman's employment, the Chairman will receive between $450,000 and $600,000 depending on the date of termination. For the years ended June 30, 1995, 1996 and 1997, bonuses of approximately $193,000, $387,000 and $210,000, respectively, were earned pursuant to the Chairman's employment agreement. Presently, the Company is in negotiations with its Chairman to extend his employment agreement.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         4.       Other Matters

                  The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.


NOTE G - RETIREMENT PLAN

         The Company maintains a 401(k) Plan that is available to all employees, to which the Company contributes up to a maximum of 1% of each employee's salary. For the years ended June 30, 1995, 1996 and 1997, the Company contributed to this plan approximately $90,000, $104,000 and $91,000, respectively.


NOTE H - SHAREHOLDERS' EQUITY

         On October 20, 1995, the Company completed a public offering of 1,600,000 shares of its common stock at $12.75 per share. The offering consisted of 1,325,000 shares offered by the Company and 275,000 shares offered by certain officers and directors of the Company. On December 8, 1995, the underwriters of the public offering exercised a portion of their overallotment option for an additional 160,000 shares at a price per share equal to that of the public offering. The Company's net proceeds from the public offering of $17,139,966, after deducting the underwriters' commission and costs of the public offering, were used to reduce its bank indebtedness. In connection with the public offering, the Company also issued stock warrants, to the representative underwriters, to purchase up to 70,000 shares of common stock at an exercise price per share equal to 180% of the public offering price, which expire on October 20, 1999.

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

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE H - SHAREHOLDERS' EQUITY (CONTINUED)

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

         In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the "1993 Non-Qualified Stock Option Plan," hereinafter referred to as the "1993 Plan." The Board of Directors or Plan Committee is responsible for the granting of and price of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. The Company has reserved 293,333 shares of common stock for the 1993 Plan, all of which are outstanding.

         In October 1993, the Board of Directors approved the adoption of a stock option plan for outside directors, known as the "1993 Stock Option Plan for Outside Directors," hereinafter referred to as the "Outside Directors Plan." Each outside director who was serving as of December 31, 1993 was granted a nonqualified stock option to purchase 14,667 shares of the Company's common stock at the fair market value on the date of grant. The Company has reserved 146,667 shares of common stock for the Outside Directors Plan of which 46,932 options are outstanding. Of the 99,735 options currently available for grant under the Outside Directors Plan, each person who is an outside director on December 31 of each calendar year subsequent to 1993 shall be granted options to purchase 2,933 shares of the Company's common stock annually. Granted options shall expire upon the earlier of five years after the date of grant or one year following the date on which the outside director ceases to serve in such capacity.

         In June 1997, the Company appointed an additional outside director to the Board of Directors who received 10,000 options to purchase the Company's common stock at the fair market value on the date of grant. These options were not granted pursuant to any stock option plan.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE H - SHAREHOLDERS' EQUITY (CONTINUED)

         Outstanding options granted to employees, directors and officers for the last three fiscal years are summarized as follows:

                                                           Incentive                              Nonqualified             Weighted
                                                         stock options                           stock options             average
                                                 -----------------------------         -----------------------------       exercise
                                                  Price range       Shares                Price range        Shares          price
                                                 ------------     ----------           ---------------     ---------       ---------
            Outstanding at June 30, 1994         $1.02 - 2.65           43,817         $  4.77 -  5.80       129,433        $  5.06

            Granted                                                                    $  4.94                 5,867           4.94
            Exercised                            $2.65                 (41,067)
                                                                       -------                             ---------

            Outstanding at June 30, 1995         $1.02                   2,750         $  4.77 -  5.80       135,300           5.06

            Granted                                                                    $ 11.50 - 12.75        68,366          12.64
            Exercised                            $1.02                  (2,750)        $  4.77                (3,666)          4.77
                                                                      --------                             ---------

            Outstanding at June 30, 1996                                    -                                200,000           7.65

            Granted                                                                    $   7.00 - 8.50       150,265           7.15
            Exercised
                                                                      --------                             ---------
            OUTSTANDING AT JUNE 30, 1997                                    -                                350,265           7.44
                                                                      ========                             =========

            AMOUNTS EXERCISABLE AT
                  JUNE 30, 1997                                             -                                205,866           7.68
                                                                      ========                             =========

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE H - SHAREHOLDERS' EQUITY (CONTINUED)

         The following table summarizes information concerning currently outstanding and exercisable nonqualified stock options:

                                                                       Weighted-
                                                Number                  average           Weighted-
                                              outstanding              remaining           average
                                                  and                 contractual         exercise
              Range of exercise prices        exercisable            life (months)          price
              ------------------------        -----------            -------------        --------
                    $4.77 - $  9.00            137,500                 22 months          $  5.20

                    $9.01 - $ 12.75             68,366                 41 months          $ 12.64

         The weighted-average option fair value on the grant date was $3.10 and $1.82 for options issued during the years ended June 30, 1996 and 1997, respectively.

         The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"); it applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan and does not recognize compensation expense for such Plan. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's reported net earnings and earnings per share would be reduced to the pro forma amount indicated below for the years ended June 30:

                                              1996              1997
                                          -------------     -------------
            Net earnings
                  As reported             $   3,849,778     $   2,078,753
                  Pro forma                   3,639,117         1,805,602
            Earnings per common share
                  As reported             $        1.08     $         .53
                  Pro forma                        1.02               .46

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE H - SHAREHOLDERS' EQUITY (CONTINUED)

        These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30, 1996 and 1997, respectively: expected volatility of 25% for both years; risk-free interest rates of 5.67% and 6.32%; and expected term of 3 years for both years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        In April 1996, the Company announced that its Board of Directors has authorized the purchase of up to 250,000 shares of its common stock or approximately 6.3% of the then outstanding shares, under a stock repurchase program. The purchases may be made by the Company from time to time on the open market at the Company's discretion. During fiscal 1997, the Company purchased 87,500 shares of its common stock for aggregate consideration of $700,000.

        In June 1997, the Company's Board of Directors approved the adoption of a restricted stock plan. The plan, which is subject to shareholders' approval at the next scheduled meeting (anticipated to be held in December 1997), enables the Board of Directors or Plan Committee to have sole discretion and authority to determine who may purchase restricted stock, the number of shares, the price to be paid and the restrictions placed upon the stock. Pursuant to this plan, the Board of Directors has authorized, subject to shareholder approval, the purchase of 90,000 shares of the Company's common stock by certain employees at a purchase price of $1.00 per share. Shares purchased are subject to a four-year vesting period.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE I - ACQUISITIONS

        During August 1996 and January 1997, the Company purchased QPS Electronics, Inc. and Corona Electronics, Inc., respectively, both of which are electronic component distributors. Aggregate consideration paid for the acquisitions approximated $4,700,000, of which $157,500 was paid through the issuance of 20,000 shares of the Company's common stock. These acquisitions have been accounted for by the purchase method and, as such, the fair value of the assets and liabilities acquired have been recorded on the date of the respective acquisitions. The respective results of their operations are included with those of the Company from the date of acquisition. The excess of the purchase price over the fair value of the assets acquired, approximately $3,053,000, is being amortized using the straight-line method over a period of twenty years. Pro forma historical results of operations are not presented, as such results would not be materially different from the historical results of the Company.


NOTE J - SEGMENT INFORMATION

        The Company has two business segments: electronics parts distribution and contract manufacturing. The following is a summary of selected consolidated information for the electronics components distribution and contract manufacturing segments.

                                                     Year ended June 30,
                                              ----------------------------------
                                                1995         1996         1997
                                              --------     --------     --------
                                                        (in thousands)
Sales
      Electronics components distribution     $126,545     $156,303     $145,091
      Contract manufacturing                    12,138       10,846       10,007
                                              --------     --------     --------

                                              $138,683     $167,149     $155,098
                                              ========     ========     ========

Operating profit
      Electronics components distribution     $  4,666     $  7,640     $  3,994
      Contract manufacturing                       563          157          471
                                              --------     --------     --------

                                              $  5,229     $  7,797     $  4,465
                                              ========     ========     ========

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE J - SEGMENT INFORMATION (CONTINUED)

                                                               Year ended June 30,
                                                        -------------------------------
                                                         1995        1996        1997
                                                        -------     -------     -------
                                                                  (in thousands)
Identifiable assets
      Electronics components distribution               $47,909     $53,600     $61,515
      Contract manufacturing                              8,414       7,543       8,481
                                                        -------     -------     -------

                                                        $56,323     $61,143     $69,996
                                                        =======     =======     =======

Capital expenditures
      Electronics components distribution               $   342     $   524     $   810
      Contract manufacturing                                566         266         133
                                                        -------     -------     -------

                                                        $   908     $   790     $   943
                                                        =======     =======     =======

Depreciation and amortization
      Electronics components distribution               $   397     $   422     $   742
      Contract manufacturing                                296         298         309
                                                        -------     -------     -------

                                                        $   693     $   720     $ 1,051
                                                        =======     =======     =======


NOTE J - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL
                             DATA (UNAUDITED)

                                                                   QUARTER ENDED
                                             -----------------------------------------------------------
                                             SEPTEMBER 30,   DECEMBER 31,     MARCH 31,        JUNE 30,
                                                 1996            1996            1997            1997
                                             ------------    ------------    -----------     -----------
NET SALES                                    $38,321,790     $38,194,939     $38,661,610     $39,919,406
GROSS PROFIT                                   8,115,502       8,011,793       7,863,345       8,113,933
NET EARNINGS                                     787,641         621,281         347,338         322,493

EARNINGS PER COMMON SHARE
     NET EARNINGS PER COMMON
         SHARE                               $       .20     $       .16     $       .09     $       .08
                                             ===========     ===========     ===========     ===========

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 1995, 1996 and 1997



NOTE J - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL
                DATA (UNAUDITED) (CONTINUED)

                                                             Quarter ended
                                       -----------------------------------------------------------
                                       September 30,   December 31,     March 31,        June 30,
                                           1995            1995            1996            1996
                                       -------------   ------------    -----------     -----------
Net sales                              $40,083,485     $43,589,877     $43,176,834     $40,299,189
Gross profit                             8,541,214       8,821,196       8,633,057       8,048,691
Net earnings                               807,951       1,079,907       1,112,740         849,180

Earnings per common share
     Net earnings per common
         share                         $       .32     $       .30     $       .28     $       .21
                                       ===========     ===========     ===========     ===========

                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE



Board of Directors and Shareholders
      JACO ELECTRONICS, INC.


In connection with our audit of the consolidated financial statements of Jaco Electronics, Inc. and Subsidiaries referred to in our report dated August 18, 1997, which is included in this annual report on Form 10-K, we have also audited
Schedule II for each of the three years in the period ended June 30, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP


Melville, New York
August 18, 1997

                     Jaco Electronics, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 1995, 1996 and 1997

            Column A                          Column B                Column C                        Column D        Column E
            --------                          --------      -----------------------------             --------        --------
                                                                     Additions
                                                            -----------------------------
                                                                 (1)            (2)
                                                                             Charged to
                                              Balance at      Charged to       other                                   Balance
                                              beginning       costs and       accounts -             Deductions -     at end of
             Description                      of period        expenses       describe                describe         period
             -----------                    -------------   -------------   -------------           -------------     --------
Allowance for doubtful accounts
      Year ended June 30, 1995              $     610,000   $     458,000   $     104,000(b)        $     562,000(a)  $610,000
                                            =============   =============   =============           =============     ========

      Year ended June 30, 1996              $     610,000   $     761,000   $     153,000(b)        $     766,000(a)  $758,000
                                            =============   =============   =============           =============     ========

      Year ended June 30, 1997              $     758,000   $     256,000   $      95,000(b)(c)     $     263,000(a)  $846,000
                                            =============   =============   =============           =============     ========


(a)   Represents write-offs of uncollectible accounts.
(b)   Recoveries of accounts.
(c)   Includes balance attributable to acquired subsidiary.

                                EXHIBIT INDEX
                                -------------

Exhibit No.                     Description
-----------                     -----------

  Ex-21.1          Subsidiaries of the Company

  Ex-23.1          Consent of Grant Thornton LLP

  Ex-27            Financial Data Schedule