Form 10-K/A
period 1997-06-30
JACO ELECTRONICS INC
filed 1997-10-28
CIK 52971

FORM 10-K/A
                                 AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                           For the fiscal year ended
 ...............................................................June 30, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ____________________ to __________________

                         Commission File Number 0-5896


                             JACO ELECTRONICS, INC.

             (Exact name of registrant as specified in its charter)

                                   New York
     (State  or other  jurisdiction  of  incorporation  or organization)
                                  11-1978958
                     (I.R.S. Employer Identification No.)


                   145 Oser Avenue, Hauppauge, New York 11788
     -------------------------------------------------------------- --------

                  (Address of principal executive offices) (Zip Code)

        Company's telephone number, including area code: (516) 273-5500
                           ---------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.10 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes: X No: ______

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.





                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                  The directors and executive officers of the Company, their ages, and their positions and terms of office with the Company are set forth below.

    Name                     Age           Title
    Joel H. Girsky            58    Chairman of the Board, President, Treasurer,
                                    and Director

    Charles B. Girsky         63    Executive Vice President and Director of the
                                    Company

    Stephen A. Cohen          60    Director

    Edward M. Frankel         59    Director

    Joseph F. Hickey, Jr      39    Director

    Jeffrey D. Gash           44    Vice President, Finance of the Company

    Herbert Entenberg         63    Vice President of Management and Information
                                    Systems and Secretary

---------------

     Joel H. Girsky has been a Director and executive officer of the Company since it was founded in 1961. He also is a director of Nastech Pharmaceutical Company, Inc. of Hauppauge, New York, and Frequency Electronics, Inc. of Uniondale, New York. Messrs. Joel H. Girsky and Charles B. Girsky are brothers.

                  Charles B. Girsky became an executive officer of the Company on August 2, 1985 and has been its Executive Vice President since January 1988. Since April, 1984, he has been President of Distel, Inc., a wholly-owned subsidiary of the Company since August, 1985. He was a founder, Director, and the President of the Company from 1961 through January, 1983, and was elected a Director of the Company again in 1986. Messrs. Charles B. Girsky and Joel H. Girsky are brothers.

                  Stephen A. Cohen has been a Director of the Company since 1970. Since August, 1989, he has practiced law as a member of Morrison Cohen Singer & Weinstein, LLP, general counsel to the Company. For more than five years prior thereto, he was engaged in the practice of law as a member of the firm of Friedlander, Gaines, Cohen & Rosenberg, former general counsel to the Company.

                  Edward M. Frankel became a Director of the Company in May, 1984. For more than five years, he has been President of Vitaquest International, Inc., a distributor of vitamins and health and beauty products, and its predecessor entities.

     Joseph F. Hickey, Jr. became a Director of the Company on May 28, 1997. Since February 1, 1991, he has been a managing director of Cleary Gull Reiland and McDervitt Inc., an investment banking firm located in Milwaukee, Wisconsin.

                  Jeffrey D. Gash became Vice President of Finance of the Company in January, 1989, and was Controller of the Company for more than five years prior thereto. He has also served in similar capacities with the Company's subsidiaries.

                  Herbert Entenberg has served as Vice President of Management and Information Systems and Secretary since 1988. Mr. Entenberg oversees management information systems and operations of the Company and is responsible for developing and implementing the Company's inventory control system.


Item 11.  Executive Compensation

                  The following table sets forth, for the Company's three most recently ended fiscal years, the compensation paid or accrued to the President of the Company and to the executive officers and a former key employee of the Company, other than the President, whose aggregate annual salary and bonus for the Company's last fiscal year exceeded $100,000:

                           SUMMARY COMPENSATION TABLE


                                      Annual Compensation

Name and                                                  Other
Princpal                                                  Annual
Position                       Year Salary($) Bonus($)Compensation($)
Joel H. Girsky,                1995 300,000 193,000       --
  Chairman of the Board        1996 325,000 387,000       --
President, and Treasurer(1)    1997 325,000 210,000       --

Charles B. Girsky,             1995 206,720  42,073       --
  Executive Vice President     1996 225,000  96,535       --
                               1997 225,000  73,475       --

Jeffrey D. Gash,               1995  96,347  10,000       --
  Vice President, Finance      1996  96,000  42,595       --
                               1997 104,808  25,000       --
Herbert Entenberg
  Vice President of            1995 102,816  16,155       --
  Management and               1996 102,560  20,188       --
  Information Systems,         1997 102,560  10,481       --
  and Secretary

Denis Haggerty*                1995  90,348  36,964       --
  Vice President, Marketing    1996  90,000  58,389      27,651(3)
                               1997  71,539  40,510       --




                           SUMMARY COMPENSATION TABLE


                                             Long-Term Compensation
                                          Awards                Payouts
Name and                            Restricted                       All Other
Principal                             Stock     Options/    LTIP   Compensation
Position                       Year  Awards($)   SARs(#)   Payouts($) ($)(2)
Joel H. Girsky,                1995    --         --         --         72,100
  Chairman of the Board        1996    --         --         --         84,301
President, and Treasurer(1)    1997   150,000**  15,399      --         73,924

Charles B. Girsky,             1995    --         --         --          3,947
  Executive Vice President     1996    --        15,000      --          5,608
                               1997   150,000**  25,000      --          4,976

Jeffrey D. Gash,               1995    --         --         --          1,806
  Vice President, Finance      1996    --         5,000      --          1,841
                               1997    60,000**  10,000      --          2,004
Herbert Entenberg
  Vice President of            1995    --         --         --          3,538
  Management and               1996    --         2,500      --          3,197
  Information Systems,         1997    30,000**   5,000      --          3,343
  and Secretary

Denis Haggerty*                1995    --         --         --         11,029
  Vice President, Marketing    1996    --         5,000      --         11,302
                               1997    --         --         --          5,881


-----------------------

(1) Mr. Joel Girsky entered into a four-year employment agreement with the Company, effective as of July 1, 1993, to serve as the Company's Chairman, President and Treasurer. Pursuant to the agreement, Mr. Girsky received a base salary of $250,000 for the fiscal year ended June 30, 1994, $300,000 for the fiscal year ended June 30, 1995, and $325,000 for the fiscal years ended June 30, 1996 and June 30, 1997. In addition, he was entitled to receive a cash bonus equal to four percent (4%) of the Company's earnings before income taxes for each year in which such earnings are in excess of $1,000,000, and six percent (6%) of the Company's earnings before income taxes for each year in which such earnings were in excess of $2,500,000. Mr. Girsky or his estate, as the case may be, was entitled to receive a payment of $500,000 if he dies or becomes permanently disabled during the term of the employment agreement. The death and disability benefit is funded by a "key man" life insurance policy maintained by the Company. In the event of Mr. Girsky's cessation of employment with the Company, upon his request, the Company was obligated to transfer such policy to Mr. Girsky. Thereafter, the Company would have no further liability for the payment of such benefit or the premiums on such policy. In addition, pursuant to the terms of the employment agreement, Mr. Girsky was to receive deferred compensation which accrued at the rate of $50,000 per year, and became payable in a lump sum at the later of (i) Mr. Girsky's attainment of age 60, or (ii) his cessation of employment, with or without cause, by the Company at any time after July 1, 1993. In the event of a change in control resulting in termination of Mr. Girsky's employment, Mr. Girsky would have received between $450,000 and $600,000, depending on the date of termination. Mr. Joel Girsky and the Company intend to enter into a new employment agreement during the fiscal year ending June 30, 1998.

(2) Includes auto expenses, 401(k) matching contributions by the Company, premiums paid on group term life insurance, taxable portion of split dollar life insurance policies and deferred compensation accrued in connection with Mr. Joel Girsky's employment agreement with the Company, as described in footnote (1) above. Auto expenses for fiscal 1997 for the Named Executives were as follows: Mr. Joel Girsky -- $16,871, Mr. Charles Girsky -- $3,322, Mr. Gash -- $624, Mr. Entenberg -- $2,154 and Mr. Haggerty -- $4,800. 401(k) matching contributions for fiscal 1997 for the Named Executives were as follows: Mr. Joel Girsky -- $1,000, Mr. Charles Girsky -- $952, Mr. Gash -- $1,298, Mr. Entenberg -- $950 and Mr. Haggerty -- $519. Premiums paid on group term life insurance for fiscal 1997 for the Named Executives were as follows: Mr. Joel Girsky -- $450, Mr. Charles Girsky $702, Mr. Gash -- $82, Mr. Entenberg -- $239 and Mr. Haggerty -- $562. The taxable portion of split dollar life insurance policies for Mr. Joel Girsky was $5,603 for fiscal 1997. $50,000 deferred compensation was accrued in fiscal 1997 in connection with Mr. Joel Girsky's employment agreement with the Company.

(3) Includes information regarding value realized (market value on date of exercise less exercise price) on stock options previously granted under the Company's option plans and exercised during fiscal 1996 by Mr. Haggerty.

* Effective December 31, 1996, Mr. Haggerty ceased serving as an officer of the Company.

** Subject to approval of the Restricted Stock Plan by the Company's shareholders.



Stock Options

         The following tables set forth information concerning the grant of stock options made during Fiscal 1997 to each of the persons described in the Summary Compensation Table on page 3 and the number and value of unexercised options held by them at the fiscal year-end.



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                         Individual Grants(1)

                                         Percent of                                              Potential Realizable Value
                                            Total                                                at Assumed Annual Rates
                                         Options/SAR's                                                of Stock Price Appreciation
                         Options/         Granted to                                             For Option Term (2)
                           SARs          Employees         Exercise or
                         Granted          in Fiscal         Base Price         Expiration
      Name                 (#)              Year            ($/Sh)              Date            5%($)           10%($)
      -----------------------------------------------------------------------------------------------------------------
Joel H. Girsky          15,399              11%              $ 7.00          June 8, 2002       $29,781         $65,809
Charles B. Girsky       25,000              19%              $ 7.00          June 8, 2002       $48,349         $106,839
Jeffrey D. Gash         10,000               7%              $ 7.00          June 8, 2002       $19,340         $42,739
Herbert Entenberg        5,000               4%              $ 7.00          June 8, 2002       $ 9,670         $21,368
Dennis Haggerty*          --                --                  --                     --            --           --


(1) The options in the table were granted on June 9, 1997 under the Company's 1993 Non-Qualified Stock Option Plan and have exercise prices equal to the fair market value of the Common Stock on the date of grant. The options become exercisable one year from the date of grant.

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

* Effective December 31, 1996, Mr. Haggerty ceased serving as an officer of the Company.


                                              AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                          AND FY-END OPTION/SAR VALUES

                                                                                                 Value of Unexercised
                        Shares                               Number of Unexercised                   In-the-Money
                       Acquired                                 Option/SARs at                      Option/SARs at
                          on              Value                   FY-End (#)                        FY-End ($)(1)
                       Exercise(#)        Realized($)  --------------------------              ----------------------
                                                       Exercisable    Unexercisable          Exercisable Unexercisable

Joel H. Girsky         --                --                 81,400         15,399              189,662      2,926
Charles B. Girsky      --                --                 15,000         25,000               --          4,750
Jeffrey D. Gash        --                --                 9,033          10,000                9,397      1,900
Herbert Entenberg      --                --                 6,167           5,000                8,874        950
Dennis Haggerty*       --                --                 5,000            --                  --            --



--------------------------------

(1) Based on the fair market value per share of the Common Stock at year end, minus the exercise or base price on "in-the-money" options. The closing sale price for the Company's Common Stock as of June 30, 1997 on the NASDAQ National Market System was $7.19.

* Effective December 31, 1996, Mr. Haggerty ceased serving as an officer of the Company.

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


Employment Contracts and Termination of Employment and Change-In-Control Arrangements

        The Company's employment agreement with Mr. Joel Girsky is described in the footnotes to the Summary Compensation Table on page 3 of this Form 10-K/A, Amendment No.1.


Compensation Committee Interlocks and Insider Participation

        Stephen A. Cohen, a Director of the Company, is a member of Morrison Cohen Singer & Weinstein, LLP, general counsel to the Company. Mr. Cohen currently owns 4,789 shares of Common Stock and options to purchase an additional 23,466 shares of Common Stock. Mr. Cohen is one of the two members of the Company's Compensation Committee, the committee responsible for determining and administering the Company's compensation policies for the remuneration of the Company's senior management.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

               The following table sets forth the number and percentage of shares of Common Stock owned as of October 14, 1997; (i) by each director of the Company, (ii) all persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the outstanding shares of Common Stock,
(iii) each of the executive officers and a former key employee named in the Summary Compensation Table, and (iv) all of the Company's directors, executive officers and such former key employee, as a group. Each person named in the table has sole investment power and sole voting power with respect to the shares of Common Stock set forth opposite such person's name, except as otherwise indicated.




                                                                                       Percentage of
                                                         Number of Shares              Common Stock
Name of Beneficial Owner                               Beneficially Owned(1)          Outstanding(2)
-------------------------                              ---------------------         ---------------
Joel H. Girsky
   President, Treasurer
   and Director                                          547,540(3)                        13.6%

Charles B. Girsky
   Executive Vice President and
   Director of the Company                               287,274(4)                        7.2%

Stephen A. Cohen
   Director                                               28,255(5)                        **

Edward M. Frankel
   Director                                               23,466(5)                        **

Joseph F. Hickey, Jr                                      18,500(6)                        **
   Director


Jeffrey D. Gash
   Vice President, Finance                                19,565(7)                          **

Herbert Entenberg
   Vice President of Management
   and Information Systems,
   and Secretary                                          11,167(8)                          **

Denis Haggerty
   Vice President of Marketing                             5,000(9)                          **

T. Rowe Price Associates, Inc.
   100 East Pratt Street
   Baltimore, MD 21202                                   350,000(10)                          9.0%

Heartland Advisors, Inc.
   790 North Milwaukee Street
   Milwaukee, WI 53202                                   590,700(11)                           15.2%

Liberty Investment Management, Inc.
   2502 Rocky Point Drive, Suite 500
   Tampa, Fl 33607                                       203,300(12)                           5.2%


State Retirement and Pension System
of Maryland
   301 West Preston Street, Room 901A
   Baltimore, MD 21201                                   195,000(13)                       5.0%

Wellington Trust Company, NA
   75 State Street
   Boston, MA 02109                                      195,000(14)                       5.0%

Wellington Management Company, LLP
   75 State Street
   Boston, MA 02109                                      384,000(15)                       9.9%

All Directors, executive officers
   and former key employee
   as a group (9 persons)                                940,767(16)                      22.8%



--------
**    Less than 1%.

1 Includes shares of Common Stock issuable pursuant to options exercisable within sixty (60) days from the date hereof. Also includes shares of Common Stock awarded under the Jaco Electronics, Inc. Restricted Stock Plan ("Restricted Stock Plan") which are subject to approval of the Restricted Stock Plan by the Company's shareholders.

2 Based upon (i) 3,888,221 shares of Common Stock issued and outstanding (excluding 87,500 shares of treasury stock), plus, if appropriate, (ii) 65,000 shares of Common Stock awarded under the Restricted Stock Plan, and/or (iii) the number of shares of Common Stock which may be acquired by the named person or by all persons included in the group pursuant to the exercise of options exercisable within sixty (60) days from the date hereof.

3 Includes 81,400 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Non-Qualified Stock Option Plan and 25,000 shares of Common Stock awarded under the Restricted Stock Plan (which are subject to approval of the Restricted Stock Plan by the Company's shareholders).

4 Includes 243,577 shares of Common Stock owned by the Girsky Family Trust, 15,000 shares of Common Stock acquirable under the exercise of options granted under the Company's 1993 Non-Qualified Stock Option Plan and 25,000 shares of Common Stock awarded under the Restricted Stock Plan
      (which are subject to approval of the Restricted Stock Plan by the Company's shareholders).

5 Includes 23,466 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Stock Option Plan For Outside Directors.

6 Includes 1,000 shares of Common Stock and 17,500 shares of Common Stock acquirable by Cleary Gull Reiland and McDevitt Inc. pursuant to warrants granted to it by the Company. The reporting person disclaims beneficial ownership of the shares of Common Stock acquirable upon the exercise of the warrants, except to the extent of his pecuniary interest therein.

7 Includes of 9,033 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Non-Qualified Stock Option Plan and 10,000 shares of Common Stock awarded under the Restricted Stock Plan (which are subject to approval of the Restricted Stock Plan by the Company's shareholders).

8 Consists of 6,167 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Non-Qualified Stock Option Plan and 5,000 shares of Common Stock awarded under the Restricted Stock Plan (which are subject to approval of the Restricted Stock Plan by the Company's shareholders).

9 Consists of 5,000 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Non-Qualified Stock Option Plan. Effective December 31, 1996, Mr. Haggerty ceased to serve as an officer of the Company.

10 These securities are owned by T. Rowe Price New Horizons Fund, Inc. for which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment advisor. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. Based upon Amendment No. 1 to the Schedule 13G dated February 14, 1997.

11 These securities are held in investment advisory accounts of Heartland Advisors, Inc. Based upon Amendment No. 2 to Schedule 13G dated October 7, 1997.

12   Based upon a Schedule 13G dated February 15, 1997.

13   Based upon a Schedule 13G dated February 11, 1997.

14   Based upon a Schedule 13G dated January 27, 1997.

15   Based upon a Schedule 13G dated January 24, 1997.

16 Includes 181,032 shares of Common Stock acquirable pursuant to the exercise of options and 65,000 shares of Common Stock awarded under the Restricted Stock Plan (which are subject to approval of the Restricted Stock Plan by the Company's shareholders).


Item 13.  Certain Relationships and Related Transactions

                  During the fiscal year ended June 30, 1997, the Company incurred approximately $602,000 of rental expenses in connection with its main headquarters and centralized inventory distribution facility, located in Hauppauge, New York, which was paid to Bemar Realty Company ("Bemar"), the owner of such premises. Bemar is a partnership consisting of Messrs. Joel Girsky and Charles Girsky, both of whom are officers, directors and principal shareholders of the Company. The lease on the property, which is net of all expenses, including taxes, utilities, insurance, maintenance and repairs was renewed on January 1, 1996 and expires on December 31, 2003. The current rental rate is lower than the rate paid under the prior lease.

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

                                                      JACO ELECTRONICS, INC.

Date:    October 28, 1997                            By: /s/ Jeffrey D. Gash
                                                        -------------------
                                         Jeffrey D. Gash, Vice President-Finance