Form 10-Q
period 1997-09-30
JACO ELECTRONICS INC
filed 1997-11-14
CIK 52971

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


{X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 1997

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



                                YES X         NO






Number of Shares of Registrant's Common Stock Outstanding as of November 7, 1997
- 3,888,221 (Excluding 87,500 Shares of Treasury Stock).

FORM 10-Q                                             September 30, 1997
Page 2


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                          September 30,     June 30,
                                             1997             1997
                                          --------------    ------
ASSETS

Current Assets:

      Cash                                $401,696          $463,352
      Marketable securities                677,351           627,179
      Accounts receivable - net         22,233,277        22,008,210
      Inventories                       34,357,124        33,311,201
      Prepaid expenses and other           996,520         1,359,617
      Prepaid income taxes                 233,408           528,243
      Deferred income taxes                776,000           750,000
                                           -------           -------

            Total current assets        59,675,376        59,047,802


Property, plant and equipment - net      5,027,153         5,009,045

Deferred income taxes                      253,000           244,000

Excess of cost over net assets acquired  4,097,252         4,151,574

Other assets                             1,516,054         1,543,257
                                         ---------         ---------


                                       $70,568,835       $69,995,678

                                       ===========       ===========

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                 September 30, 1997
Page 3



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                September 30,          June 30,
                                                   1997                  1997
                                               ______________         __________
LIABILITIES & SHAREHOLDERS' EQUITY:

Current Liabilities:

      Accounts payable and accrued expenses       $17,620,132        $17,302,127
      Current maturities of long term debt and
      capitalized lease obligations                   616,447            599,239
                                                  ___________         __________

      Total current liabilities                    18,236,579         17,901,366

Long term debt and capitalized lease obligations   15,349,791         15,552,549

Deferred compensation                                 662,500            650,000


SHAREHOLDERS' EQUITY:


      Preferred stock - authorized,  100,000 shares,
       $10 par value; none issued
      Common  stock -  authorized  10,000,000  shares,
      $.10 par  value;  issued 3,975,721 and
      3,888,221 outstanding                               397,572        397,572
      Additional paid-in capital                       22,180,295     22,180,295
      Unrealized gain on marketable securities            150,372        120,200
      Retained earnings                                14,291,726     13,893,696
      Treasury stock                                     (700,000)     (700,000)
                                                         --------       --------
      Total shareholders' equity                       36,319,965     35,891,763
                                                       ----------     ----------


                                                      $70,568,835    $69,995,678
                                                      ============    ==========




See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                             September 30, 1997
Page 4



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                         1997          1996
                                                         ----          ----


NET SALES                                              $36,878,534  $38,321,790
                                                       -----------  -----------


COST AND EXPENSES:

      Cost of goods sold                                 29,061,380   30,206,288
                                                         ----------   ----------

      Gross profit                                        7,817,154    8,115,502

      Selling, general and administrative expenses        6,877,115    6,592,245
                                                          ----------   ---------
      Operating profit                                      940,039    1,523,257

      Interest expense                                      272,009      199,616
                                                            -------      -------

      Earnings before income taxes                          668,030    1,323,641

      Income tax provision                                  270,000      536,000
                                                            -------      -------


      NET EARNINGS                                         $398,030     $787,641
                                                           ========     ========

      Net earnings per common share                    $        .10 $        .20
                                                       ============ ============

      Weighted average common shares and common
        equivalent shares outstanding                     3,943,192    3,982,259




See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                       September 30,1997
Page 5



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)






                                                             Unrealized
                                               Additional     Gain on                              Total
                               Common Stock    Paid-In       Marketable  Retained   Treasury      Shareholders'
                              Shares   Amount   Capital      Securities  Earnings   Stock           Equity
                              ______   ______   _________   ___________  _________  __________    ______________

Balance at July 1, 1997        3,975,721 $397,572  $22,180,295 $120,200 $13,893,696 $(700,000)    $35,891,763


Unrealized gain on marketable
  securities                                                    30,172                                  30,172


Net earnings                                                                398,030                    398,030

                              --------  ----------  ---------- ------    --------    --------          --------

Balance at September 30,1997  3,975,721 $397,572 $22,180,295 $150,372   $14,291,726  $(700,000)       $36,319,965
                              ========= ======== ==========  ========   ===========  ==========      ==============





          See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                   September 30, 1997
Page 6



                               JACO ELECTRONICS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                          (UNAUDITED)
                                                            1997                   1996
                                                           _______                _______
Cash flows from operating activities

   Net earnings                                          $    398,030    $    787,641

Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities
      Depreciation  and amortization                          242,428         207,082
      Deferred compensation                                    12,500          12,500
      Deferred income tax provision                           (55,000)        (66,000)
      Amortization of intangible assets                        87,655          16,584
      Gain on sale of equipment                                               (11,094)
      Provision for doubtful accounts                          89,375         117,125
      Changes  in   operating   assets  and
      liabilities,   net  of  effect  of acquisitions:
      (Increase) decrease in operating assets - net          (702,433)        630,430
      Increase in operating liabilities - net                 318,005          30,311
                                                              -------          -------
      Net cash provided by operating activities               390,560       1,724,579
                                                              --------      ----------

Cash flows from investing activities
      Capital expenditures                                   (260,536)       (243,083)
      Proceeds from sale of equipment                                           34,000
      Acquisition of operating assets - net                                (1,240,327)
      Increase in other assets                                 (6,130)       (138,953)
                                                             ---------       ---------
      Net cash used in investing activities                  (266,666)     (1,588,363)
                                                            ----------     -----------
Cash flows from financing activities
      Borrowings under line of credit                      35,455,080      41,420,780
      Payments under line of credit                       (35,489,278)    (40,449,000)
      Principal payments under equipment financing
      and term loans                                         (151,352)       (119,499)
      Purchase of treasury stock                                             (700,000)
                                                         ------------    ------------

  Net cash (used in) provided by financing activities        (185,550)        152,281
                                                         ------------     -----------
      NET (DECREASE) INCREASE IN CASH                         (61,656)        288,497
                                                         ------------    ------------

   Cash at beginning of period                                463,352         164,161
                                                         ------------    ------------

   Cash at end of period                                 $    401,696    $    452,658
                                                         ============    ============


          See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                             September 30, 1997
 Page 7


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated statements for the year ended June 30, 1997 and the notes thereto included in the Company's annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2) For interim financial reporting purposes, the Company uses the gross profit method for computing inventories, which consists of goods held for resale.

3) The Company has a $30,000,000 term loan and revolving line of credit facility with its banks, which are based principally on eligible accounts receivables and inventories as defined in the agreement. The agreement was amended to (i) extend the maturity date to September 13, 2000, (ii) change the interest rate to a rate based on the average 30 day LIBOR rate plus 3/4 % to 1 1/4% depending on the Company's performance measured by a financial ratio, effective January 1, 1998 and (iii) changed the requirements of certain financial covenants. The applicable interest rate may be adjusted quarterly and borrowings under this facility are collateralized by substantially all of the assets of the Company.

4) In April 1996, the Company announced that its Board of Directors authorized the purchase of up to 250,000 shares of its outstanding common stock under a stock repurchase program. The purchases may be made by the Company from time to time on the open market at the Company's discretion. During fiscal 1997, the Company purchased 87,500 shares of its common stock for aggregate consideration of $700,000.


5) Earnings per share has been computed based on weighted average number of shares outstanding, including approximately 55,000 and 51,000 common stock equivalents for the three months ending September 30, 1997 and 1996, respectively. In February 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

6) During August 1996, and January 1997, the Company purchased QPS Electronics, Inc. and Corona Electronics, Inc., respectively, both of which are electronic component distributors. Aggregate consideration paid for the acquisitions approximated $4,700,000 of which $157,500 was paid through the issuance of 20,000 shares of the Company's common stock. These acquisitions have been accounted for by the purchase method and, as such, the fair value of the assets and liabilities acquired have been recorded on the date of the respective acquisitions. The respective results of their operations are included with those of the Company from the date of acquisition. The excess of the purchase price, over the fair value of the assets acquired, approximately $3,053,000, is being amortized using the straight-line method over a period of twenty years. Pro forma historical results of operations are not presented, as such results would not be materially different from the historical results of the Company.

FORM 10-Q                                             September 30, 1997
Page 8




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


GENERAL

Jaco is a distributor of electronic components and provider of contract manufacturing and value-added services. Products distributed by Jaco include semiconductors, capacitors, resistors, electromechanical devices and flat panel displays (FPDs) used in the assembly and manufacturing of electronic equipment.

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

Form 10-Q                                             September 30, 1997
Page 9


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996


Net sales for the first quarter of fiscal 1998 decreased approximately 4% to $36.9 million as compared to $38.3 million for the first quarter of fiscal 1997. The Company was affected by the continued industry wide competitive pressures resulting in reduction of the unit prices of certain electronic components. The Company believes that to increase sales in future periods it needed to expand its semiconductor management group, flat panel display division and increase the field application engineer program.

Gross profit margins, as a percentage of the net sales remained constant at 21.2% for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. The Company was able to maintain its margins despite the reductions in component pricing during the quarter.

Selling, general and administrative (SG&A) expenses increased to $6.9 million for the first quarter of fiscal 1998, an increase of $.3 million, or approximately 4.3% compared to the $6.6 million for the first quarter of fiscal 1997. The increase was a result of the expanded programs previously stated and the additional costs associated with the acquisitions of Q.P.S. Electronics, Inc. and Corona Electronics, Inc. These increases were partially offset during the current quarter by reducing certain administrative costs and non-core personnel.

Interest expense increased to $272,000 for the three months ended September 30, 1997 as compared to $200,000 for the three months ended September 30, 1996. The increase was primarily attributable to the increased borrowings of approximately $4.5 million attributed to the fiscal 1997 acquisitions of Q.P.S. Electronics, Inc. and Corona Electronics, Inc. (see note A-6 of the notes to condensed consolidated financial statements).

Net earnings for the three months ended September 30, 1997 were $398,000, or $.10 per share as compared to $788,000, or $.20 per share for the three months ended September 30, 1996. The decrease in net earnings was attributable to the decrease in sales and the increase in SG&A expenses incurred in pursuit of the initiatives to expand the semiconductor management group, flat panel display division, field application engineer program and the acquisition of Corona Electronics, Inc. and Q.P.S. Electronics, Inc.


LIQUIDITY AND CAPITAL RESOURCES

The Company's agreement with its banks, as amended, provides the Company with a $30,000,000 term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories of the Company as defined in the agreements expiring September 13, 2000. Effective June 1, 1997, borrowings under the credit facility bear interest at the average 30-day LIBOR rate plus 1%. As of January 1, 1998, interest is based on the average daily 30-day LIBOR rate plus 3/4% to 1 1/4% depending on the Company's performance measured by a financial ratio. The applicable interest rate may be adjusted quarterly. The outstanding balance on the revolving line of credit facility was $13,988,944 at September 30, 1997.

Form 10-Q                                             September 30, 1997
Page 10



The term loan, with a remaining balance of $750,000 at September 30, 1997, requires monthly principal payments of $17,857, together with interest through September 13, 1998, with a final payment of $533,600 on September 13, 1998. Borrowings under this facility are collateralized by substantially all of the assets of the Company. The agreement contains provisions for maintenance of certain financial ratios, all of which the Company is in compliance with at September 30, 1997, and prohibits the payment of cash dividends. The agreement also provides for the issuance of letters of credit by the banks on the Company's behalf. At September 30, 1997, $500,000 of such letters of credit were outstanding.

For the three months ended September 30, 1997, the Company's net cash provided by operating activities was $391,000 as compared to net cash provided by operating activities of $1,725,000 for the three months ended September 30, 1996. The decrease is primarily attributable to the increase in inventory of $1,046,000 compared to a reduction in accounts receivable and inventory (net of assets acquired from business acquisitions) during the first quarter of fiscal 1997. Net cash used in investing activities decreased to $267,000 for the first quarter of fiscal 1998, as compared to $1,588,000 for the first quarter of fiscal 1997. The acquisition during fiscal 1997 required $1,240,000, which was financed substantially through additional borrowings under the Company's line of credit. The Company's cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to, future acquisitions, if any.

For the first quarter of fiscal 1998 and 1997 inventory turnover was 3.4x and 4.0x, respectively. The average of the Company's accounts receivable at September 30,1997 was 55 days, as compared to 53 days at September 30,1996. The Company did not experience any significant trade collection difficulties during the first quarter of fiscal 1998.

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

FORM 10-Q                                             September 30, 1997
Page 11




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

                  Nothing to Report

Item 5.     Other Information

                  Nothing to Report

Item 6.     Exhibits and Reports on Form 8-K

                  a)     Exhibits:

                     27.      Financial Data Schedule

                     99.8.2   Amendment to Loan and Security
                              Agreement

                   b)   Reports on Form 8-K: None

                                S I G N A T U R E




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          JACO ELECTRONICS, INC.
                                             (Registrant)



                                        BY: /s/ Jeffrey D. Gash
                                        ________________________________________
                                        Jeffrey D. Gash, Vice President/Finance
                                        (Principal Financial Officer)



DATED:  November 12, 1997