Form 10-Q
period 1997-12-31
JACO ELECTRONICS INC
filed 1998-02-13
CIK 52971

FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


    {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period ended December 31, 1997

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



                           YES X             NO __







Number of Shares of Registrant's Common Stock Outstanding as of February 3, 1998
  - 3,778,221 (Excluding 197,500 Shares of Treasury Stock and 90,000 Shares of
                               Restricted Stock).

FORM 10-Q                                                                        December 31, 1997
Page  2





PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                                         JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (UNAUDITED)



                                                                 December 31,              June 30,
                                                                     1997                    1997
                                                               ------------------      -----------------

ASSETS

Current Assets

         Cash                                                          $ 476,724              $ 463,352
         Marketable securities                                           690,723                627,179
         Accounts receivable - net                                    23,202,003             22,008,210
         Inventories                                                  32,280,464             33,311,201
         Prepaid expenses and other                                    1,177,631              1,359,617
         Prepaid income taxes                                            110,264                528,243
         Deferred income taxes                                           818,000                750,000
                                                               ------------------      -----------------

            Total current assets                                      58,755,809             59,047,802


Property, plant and equipment - net                                    5,543,853              5,009,045


Deferred income taxes                                                    261,000                244,000

Excess of cost over net assets acquired                                4,055,937              4,151,574

Other assets                                                           1,635,601              1,543,257
                                                               ------------------      -----------------

                                                                    $ 70,252,200            $69,995,678
                                                               ==================      =================





     See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                                  December  31, 1997
Page 3




                                         JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (UNAUDITED)


                                                                                December 31,         June 30,
                                                                                    1997               1997
                                                                              -----------------  ------------------

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                                    $ 17,351,691        $ 17,302,127
         Current maturities of long term debt and
            capitalized lease obligations                                              585,756             599,239
                                                                              -----------------  ------------------


         Total current liabilities                                                  17,937,447          17,901,366

Long term debt and capitalized lease obligations                                    14,950,045          15,552,549

Deferred compensation                                                                  675,000             650,000


SHAREHOLDERS' EQUITY

         Preferred stock - authorized, 100,000 shares,
            $10 par value; none issued
         Common stock - authorized 10,000,000 shares,
            $.10 par value; issued 4,065,721 and
            3,975,721 shares respectively, and 3,954,221 and 3,888,221
            shares outstanding, respectively                                           406,572             397,572
         Additional paid-in capital, net of deferred compensation                   22,272,545          22,180,295
         Unrealized gain on marketable securities                                      120,697             120,200
         Retained earnings                                                          14,754,909          13,893,696
         Treasury stock                                                               (865,015)           (700,000)
                                                                              -----------------  ------------------

         Total shareholders' equity                                                 36,689,708           35,891,763
                                                                              -----------------  ------------------

                                                                               $    70,252,200         $ 69,995,678
                                                                              =================  ==================


   See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                                  December 31, 1997
Page 4




                                         JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                         FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                       (UNAUDITED)



                                                                         1997               1996
                                                                    ----------------   ----------------


NET SALES                                                               $39,787,894        $38,194,939


COST AND EXPENSES

Cost of goods sold                                                       31,589,263         30,183,146
                                                                    ----------------   ----------------

          Gross profit                                                    8,198,631          8,011,793

Selling, general and administrative expenses                              7,149,105          6,761,206
                                                                    ----------------   ----------------

          Operating profit                                                1,049,526          1,250,587

Interest expense                                                            270,343            206,306
                                                                    ----------------   ----------------

          Earnings before income taxes                                      779,183          1,044,281

Income tax provision                                                        316,000            423,000
                                                                    ----------------   ----------------

          NET EARNINGS                                              $      463,183     $       621,281
                                                                    ================   ================

Net earnings per common share

Basic and diluted                                                   $            .12   $            .16
                                                                    ================   ================

Weighted average common shares outstanding

Basic                                                                     3,882,851          3,888,221
Diluted                                                                   3,938,860          3,940,394
                                                                    ================   ================

   See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                      December 31, 1997
Page 5



                                         JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                           FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                       (UNAUDITED)



                                                                1997                 1996
                                                          -----------------    ------------------

NET SALES                                                 $    76,666,428       $    76,516,729


COST AND EXPENSES

Cost of goods sold                                              60,650,643            60,389,434
                                                          -----------------    ------------------

          Gross profit                                          16,015,785            16,127,295

Selling, general and administrative expenses                    14,026,220            13,353,450
                                                          -----------------    ------------------

          Operating profit                                       1,989,565             2,773,845

Interest expense                                                   542,352               405,923
                                                          -----------------    ------------------

          Earnings before income taxes                           1,447,213             2,367,922

Income tax provision                                               586,000               959,000
                                                          -----------------    ------------------


          NET EARNINGS                                    $        861,213      $      1,408,922
                                                          =================    ==================

Net earnings per common share

Basic and diluted                                         $            .22      $            .36
                                                          =================    ==================

Weighted average common shares outstanding

Basic                                                            3,885,537             3,909,906
Diluted                                                          3,939,345             3,961,315
                                                          =================    ==================


    See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                            December 31,1997
Page 6




                                         JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CHANGES
                                                  IN SHAREHOLDERS' EQUITY
                                      FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                                                      (UNAUDITED)




                                                                                     Unrealized
                                                                    Additional        Gain on
                                           Common Stock              Paid-In         Marketable        Retained         Treasury
                                        Shares       Amount          Capital         Securities        Earnings           Stock
                                   --------------- ------------- ----------------- --------------- ----------------- --------------

Balance at July 1, 1997                 3,975,721     $ 397,572      $ 22,180,295       $ 120,200      $ 13,893,696      $(700,000)

Issuance of restricted stock               90,000         9,000           621,000

Deferred compensation expense

Purchase of treasury stock                                                                                                (165,015)

Unrealized gain on marketable
  securities - net                                                                            497

Net earnings                                                                                                861,213
                                   --------------- ------------- ----------------- --------------- ----------------- --------------
Balance at December 31, 1997            4,065,721     $ 406,572      $ 22,801,295       $ 120,697      $ 14,754,909      $(865,015)
                                   =============== ============= ================= =============== ================= ==============

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                                   (UNAUDITED)

                                       Deferred      Shareholders'
                                     Compensation        Equity
                                   --------------- -----------------

Balance at July 1, 1997                                $ 35,891,763

Issuance of restricted stock           $ (540,000)           90,000

Deferred compensation expense              11,250            11,250

Purchase of treasury stock                                 (165,015)

Unrealized gain on marketable
  securities - net                                              497

Net earnings                                                 861,213
                                   --------------- -----------------

Balance at December 31, 1997            $ (528,750)     $ 36,689,708
                                   =============== =================


      See accompanying notes to condensed consolidated financial statements



FORM 10-Q                                                                                  December 31, 1997
Page 7



                                         JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                       (UNAUDITED)


                                                                                  1997                1996
                                                                             ----------------    ----------------
Cash flows from operating activities

      Net earnings                                                            $      861,213     $    1,408,922

Adjustments to reconcile net earnings to net
     cash provided by operating activities
          Depreciation  and amortization                                             650,795             463,786
          Deferred compensation                                                       36,250              25,000
          Deferred income tax benefit                                                (85,000)            (15,000)
          Gain on sale of equipment                                                                      (11,094)
          Provision for doubtful accounts                                            235,575             162,450
          Changes in operating assets and liabilities, net
             of effect of acquisitions
          Decrease in operating assets - net                                         291,333           2,785,845
          Increase (decrease) in operating liabilities - net                          49,564          (2,760,155)
                                                                             ----------------    ----------------
          Net cash provided by operating activities                                2,039,730           2,059,754
                                                                             ----------------    ----------------

Cash flows from investing activities
         Capital expenditures                                                     (1,023,300)           (782,641)
         Proceeds from sale of equipment                                                                  34,000
         Acquisition of operating assets - net                                                        (1,257,369)
         Increase in marketable securities - net                                     (63,046)
         Increase in other assets                                                   (159,010)           (128,989)
                                                                             ----------------    ----------------

         Net cash used in investing activities                                    (1,245,356)         (2,134,999)
                                                                             ----------------    ----------------
Cash flows from financing activities
       Borrowings under line of credit                                            73,312,120          81,253,959
       Payments under line of credit                                             (73,455,110)        (80,002,019)
       Principal payments under equipment financing
          and term loans                                                            (472,997)           (240,359)
       Purchase of treasury stock                                                   (165,015)           (700,000)
                                                                             ----------------    ----------------

       Net cash (used in) provided by financing activities                          (781,002)            311,581
                                                                             ----------------    ----------------

       NET INCREASE IN CASH                                                           13,372             236,336
                                                                             ----------------    ----------------

Cash at beginning of period                                                          463,352             164,161
                                                                             ----------------    ----------------

Cash at end of period                                                         $      476,724      $      400,497
                                                                             ================    ================


   See accompanying notes to condensed consolidated financial statements

FORM 10-Q                                                      December 31, 1997
 Page 8


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

2) The Company has a $30,000,000 term loan and revolving line of credit facility with its banks, which are based principally on eligible accounts receivables and inventories as defined in the agreement. The agreement was amended to (i) extend the maturity date to September 13, 2000, (ii) change the interest rate to a rate based on the average 30 day LIBOR rate plus 3/4 % to 1 1/4% depending on the Company's performance measured by a financial ratio effective January 1, 1998 and (iii) changed the requirements of certain financial covenants. The applicable interest rate may be adjusted quarterly and borrowings under this facility are collateralized by substantially all of the assets of the Company.

3) The Board of Directors of the Company has authorized the purchase of up to 250,000 shares of its outstanding common stock under a stock repurchase program. The purchases may be made by the Company from time to time on the open market at the Company's discretion. The Company has resumed purchases of its common stock under this program and as of February 3, 1998 a total of 197,500 shares have been repurchased for aggregate consideration of $1,406,270.

4) For interim financial reporting purposes, the Company uses the gross profit method for computing inventories, which consists of goods held for resale.

5) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The Company has adopted this standard and has restated its earnings per share for prior periods presented.

FORM 10-Q                                                      December 31, 1997
Page 9

           The number of shares used in the Company's basic and diluted earnings per share computations are as follows:


                                                         Three Months Ended             Six Months Ended
                                                            December 31,                  December 31.
                                                      -------------------------      ------------------------
                                                         1997          1996             1997        1996
                                                      -----------   -----------      ----------- ------------

Weighted average common shares
  outstanding net of treasury shares,
  for basic earnings per share                         3,882,851     3,888,221        3,885,537    3,909,906

Common stock equivalents for
  stock options and restricted stock                      56,009        52,173           53,808       51,409
                                                      -----------   -----------      -----------  -----------

Weighted average common shares
  outstanding for diluted earnings per share           3,938,860     3,940,394        3,939,345    3,961,315
                                                       =========     =========        =========    =========




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

7) In December 1997, the shareholders' of the Company approved an amendmentto the Company's 1993 Non-Qualified Stock Option Plan, (the "Plan") to increase the aggregate number of shares of common stock which may be issued upon exercise of all options granted under the Plan from 293,333 shares to 600,000 shares. Additionally, the shareholders' approved the adoption of the Jaco Electronics, Inc. Restricted Stock Plan (the "Restricted Stock Plan"). The Restricted Stock Plan, enables the Board of Directors or Plan Committee to have sole discretion and authority to determine who may purchase restricted stock, the number of shares, the price to be paid and the restrictions placed upon the stock. Pursuant to the Restricted Stock Plan, the Board of Directors has authorized the purchase of 90,000 shares of the Company's common stock by certain employees at a purchase price of $1.00 per share. Shares purchased are subject to a four-year vesting period.

FORM 10-Q                                                      December 31, 1997
Page 10




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


GENERAL

Jaco is a distributor of electronic components and provider of contract manufacturing and value-added services. Products distributed by Jaco include semiconductors, capacitors, resistors, electromechanical devices, flat panel displays (FPD's) and power supplies used in the assembly and manufacturing of electronic equipment.

The Company's customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (outsourcing). The Company intends to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by Jaco consist of configuring complete computer systems to customer specifications both in tower and desktop configurations, kitting (e.g. supplying sets of specified quantities of products to a customer that are prepackaged for ease of feeding the customer's production lines), automated inventory management services and contract manufacturing services through the Company's wholly-owned subsidiary, Nexus Custom Electronics, Inc.

FORM 10-Q                                                      December 31, 1997
Page 11


Results of Operations

The following table sets forth certain items in the Company's statement of earnings as a percentage of net sales for the periods shown;



                                             Three Months Ended                         Six Months Ended
                                               December 31,                                December 31,
                                        ------------------------------           -------------------------------

                                             1997             1996                    1997             1996
                                        ------------    --------------           --------------    -------------

Net Sales                                    100.0%          100.0%                   100.0%            100.0%

Cost of goods sold                            79.4             79.0                     79.1             78.9
                                         ------------    --------------           --------------    -------------

Gross profit                                  20.6             21.0                     20.9             21.1

Selling, general and
  administrative expenses                     18.0             17.7                     18.3             17.5
                                         ------------    --------------           --------------    -------------

Operating profit                               2.6              3.3                      2.6              3.6

Interest expense                               0.6              0.6                      0.7              0.5
                                         ------------    --------------           --------------    -------------

Earnings before income taxes                   2.0              2.7                      1.9              3.1

Income tax provisions                          0.8              1.1                      0.8              1.3
                                        ------------    --------------           --------------    -------------

NET EARNINGS                                   1.2%             1.6%                     1.1%             1.8%
                                        ============    ==============           ==============    =============


COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------

Net sales for the second quarter and six months ended December 31, 1997 were $39.8 million and $76.7 million as compared to $38.2 million and $76.5 million for the three months and six months ended December 31, 1996. This represented a
4.2 % and .2% increase in net sales, respectively. The increase in net sales during the current quarter was partially attributable to the sales of flat panel displays and an increase in revenue from the wholly owned subsidiary (Nexus), a contract manufacturer. The Company believes that its flat panel division will generate sales growth in future periods. Additionally, during the quarter, the Company increased its sales in contract manufacturing through growth in both existing and new customers.

FORM 10-Q                                                      December 31, 1997
Page 12


Gross profit margins for the three and six months ended December 31, 1997 were 20.6% and 20.9% as compared to 21.0% and 21.1% for the comparable periods of the prior fiscal year. The Company was able to slightly increase profit margins on it's component sales. However, the slight overall decrease in gross profit margins during the three and six months ended December 31, 1997 was attributable to the lower profit margins generated by contracting manufacturing, which was the result of increased revenue from larger contracts with lower margins.

Selling, general and administrative (SG&A) expenses were $7.1 million and $14.0 million for the three and six months ended December 31, 1997, compared to $6.8 million and $13.4 million last year. The increase was attributable to the acquisition of Corona Electronics, Inc. during January 1997, the hiring of additional sales personnel for the flat panel group, additional field application engineers (FAE's) and additional management to focus on semiconductor growth. These increases were partially offset during the current quarter and six months by a reduction in certain administrative costs and a reduction in non-core personnel.

Interest expense increased to $270,000 and $542,000 for the three and six months ended December 31, 1997 compared to $206,000 and $406,000 for the same periods last year. The increase was primarily attributable to the increased borrowings resulting from the acquisition of Corona Electronics, Inc. (see note A-6 of the notes to condensed consolidated financial statements) during fiscal 1997.

Net earnings for the three months ended December 31, 1997 was $463,000, or $.12 per share diluted, as compared to $621,000, or $.16 per share diluted for the three months ended December 31, 1996. Net earnings for the six months ended December 31, 1997 was $861,000, or $.22 per share diluted, as compared to $1,409,000, or $.36 per share diluted as compared to the comparable period last year. The decrease in net earnings was attributable to the increase in SG&A expenses incurred in expanding the semiconductor management group, flat panel display division, field application engineer program and the acquisition of Corona Electronics, Inc.



LIQUIDITY AND CAPITAL RESOURCES


The Company's agreement with its banks, as amended, provides the Company with a $30,000,000 term loan and revolving line of credit facility based principally on eligible accounts receivables and inventories of the Company as defined in the agreements expiring September 13, 2000. Effective June 1, 1997, borrowings under the credit facility bear interest at the average 30-day LIBOR rate plus 1%. As of January 1, 1998, interest is based on the average daily 30-day LIBOR rate plus 3/4% to 1 1/4% depending on a financial ratio. The applicable interest rate may be adjusted quarterly. The outstanding balance on the revolving line of credit facility was $13,880,202 at December 31, 1997. The term loan, with a remaining balance of $696,428 at December 31, 1997, requires monthly principal payments of $17,857, together with interest through September 13, 2000, with a final payment of $107,147 on September 13, 2000. Borrowings under this facility are collateralized by substantially all of the assets of the Company. The agreement contains provisions for maintenance of certain financial ratios, all of which

FORM 10-Q                                                      December 31, 1997
Page 13


the Company believes it is in compliance with at December 31, 1997, and prohibits the payment of cash dividends. The agreement also provides for the issuance of letters of credit by the banks on the Company's behalf. At December 31, 1997, $500,000 of such letters of credit were outstanding.

For the six months ended December 31, 1997, the Company's net cash provided by operating activities was $2,040,000 as compared to net cash provided by operating activities of $2,060,000 for the six months ended December 31, 1996. Net cash used in investing activities decreased to $1,245,000 for the first six months of fiscal 1998, as compared to $2,135,000 for the first six months of fiscal 1997. The acquisition of the operating assets of QPS Electronics, Inc. during fiscal 1997 required $1,257,000, which was financed substantially through additional borrowings from the Company's line of credit. The Company's cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to, future acquisitions, if any.

On April 15, 1996, the Company's Board of Directors authorized the purchase of up to 250,000 shares of its common stock or approximately 6.3% of the then outstanding shares, under a stock repurchase program. During the quarter, the Company repurchased 24,000 shares at an average market price of $6.88 per share. As of February 3, 1998, in the aggregate, the Company has repurchased 197,500 shares at an average market price of $7.12 per share.

The year 2000 data management issue, which has received wide spread publicity, is not expected to have a material impact on the Company.

The first six months of fiscal 1998 and 1997 inventory turnover was 3.7x and 4.1x, respectively. The average days outstanding of the Company's accounts receivable at December 31, 1997 was 54 days, as compared to 52 days at December 31, 1996. The Company did not experience any significant trade collection difficulties during the first six months of fiscal 1998.

The Company believes that cash flow from operations and funds available under its credit facility will be sufficient to fund the Company's capital needs for at least the next twelve months.

INFLATION

Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

FORM 10-Q                                                      December 31, 1997
Page 14


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                           Nothing to Report

Item 2.           Changes in Securities and Use of Proceeds

                           Nothing to Report

Item 3.           Defaults Upon Senior Securities

                           Nothing to Report

Item 4.           Submission of Matters to a Vote of Security Holders

                  Jaco's Annual Meeting of Shareholders was held on December 9, 1997. The Shareholders approved the following:

               (i)  The  election  of  each  of the  nominees  to the  Board  of
                    Directors:


                    Stephen A. Cohen     For: 3,381,990 Withheld: 220,582

                    Edward M. Frankel    For: 3,382,164 Withheld: 220,408

                    Charles B. Girsky    For: 3,382,164 Withheld: 220,408

                    Joel H. Girsky       For: 3,381,899 Withheld: 220,673

                    Joseph F.Hickey,Jr.  For: 3,382,164 Withheld: 220,408


               (ii) An  amendment  to the  Company's  1993  Non-Qualified  Stock
                    Option Plan (the "1993 Non-Qualified Plan") as amended, to increase the aggregate number of shares of common stock, $0.10 par value per share (the "Common Stock"), which may be issued upon the exercise of the options granted under the 1993 Non-Qualified Plan from 293,333 shares of Common Stock to 600,000 shares of Common Stock

                    For: 1,599,185   Against: 1,283,012   Abstention: 105,467

FORM 10-Q                                                      December 31, 1997
Page 15



               (iii)An amendment to the  Company's  1993  Non-Qualified  Plan to incorporate certain provisions of Section 162(m) of the Internal Revenue Code.

                    For:  2,478,299  Against: 835,956   Abstention:  105,011



               (iv) The Company's Restricted Stock Plan.

                    For: 2,096,725 Against: 686,749    Abstention:    105,941



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


                                             JACO ELECTRONICS, INC.
                                             (Registrant)



                                     BY: /s/ Jeffrey D. Gash
                                        Jeffrey D. Gash, Vice President/ Finance
                                        (Principal Financial Officer)



 DATED:  February 13, 1998