Form 10-Q
period 1998-03-31
JACO ELECTRONICS INC
filed 1998-05-15
CIK 52971

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1998

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



                       YES X            NO __







Number of Shares of Registrant's Common Stock Outstanding as of May 12, 1998 - 3,975,721 (Excluding 199,500 Shares of Treasury Stock and 90,000 Shares of Restricted Stock).

FORM 10-Q                                                        March 31, 1998
Page  2


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                March 31,              June 30,
                                                                  1998                    1997
                                                             --------------          -------------
ASSETS

Current Assets

         Cash                                                 $   285,741               $   463,352
         Marketable securities                                    764,359                   627,179
         Accounts receivable - net                             22,728,887                22,008,210
         Inventories                                           36,195,836                33,311,201
         Prepaid expenses and other                             1,449,354                 1,359,617
         Prepaid income taxes                                     299,937                   528,243
         Deferred income taxes                                    897,000                   750,000
                                                              -----------               -----------

                  Total current assets                         62,621,114                59,047,802


Property, plant and equipment - net                             5,663,763                 5,009,045

Deferred income taxes                                             282,000                   244,000

Excess of cost over net assets acquired                         4,001,615                 4,151,574

Other assets                                                    1,614,331                 1,543,257
                                                              -----------               -----------


                                                              $74,182,823               $69,995,678
                                                              ===========               ===========







     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                        March 31, 1998
Page 3



                                  JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)


                                                                       March 31,             June 30,
                                                                         1998                  1997
                                                                      ------------         ------------
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                      $ 19,703,465        $ 17,302,127
         Current maturities of long term debt and
           capitalized lease obligations                                 681,930             599,239
                                                                   -------------        ------------


         Total current liabilities                                    20,385,395          17,901,366

Long term debt and capitalized lease obligations                      16,606,446          15,552,549

Deferred compensation                                                    687,500             650,000


SHAREHOLDERS' EQUITY


         Preferred  stock -  authorized,  100,000  shares,
           $10 par value;  none issued
         Common stock - authorized  10,000,000  shares,
           $.10 par value; issued 4,065,721 and 3,975,721
           shares  respectively,  and 3,866,221 and 3,888,221
           shares outstanding, respectively                              406,572             397,572
         Additional paid-in capital                                   22,334,420          22,180,295
         Unrealized gain on marketable securities                        164,684             120,200
         Retained earnings                                            15,017,768          13,893,696
         Treasury stock                                               (1,419,962)           (700,000)
                                                                     ------------        ------------

         Total shareholders' equity                                   36,503,482          35,891,763
                                                                      ----------          ----------


                                                                     $74,182,823         $69,995,678
                                                                     ===========         ===========





     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                         March 31, 1998
Page 4



                                  JACO ELECTRONICS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                (UNAUDITED)



                                                                   1998                 1997
                                                               -----------           ----------


NET SALES                                                         $38,334,936         $38,661,610
                                                                  -----------         -----------


COST AND EXPENSES

Cost of goods sold                                                 30,421,293          30,798,265
                                                                   ----------          ----------

         Gross profit                                               7,913,643           7,863,345

Selling, general and administrative expenses                        7,190,963           7,012,577
                                                                 ------------        ------------

         Operating profit                                             722,680             850,768

Interest expense                                                      280,821             266,430
                                                                 ------------        ------------

         Earnings before income taxes                                 441,859             584,338

Income tax provision                                                  179,000             237,000
                                                                 ------------        ------------


         NET EARNINGS                                            $    262,859        $    347,338
                                                                 ============        ============

Net earnings per common share

Basic and diluted                                                $       0.07        $       0.09
                                                                 ============        ============

Weighted average common shares outstanding

         Basic                                                      3,798,010           3,888,221
         Diluted                                                    3,920,838           3,937,253
                                                                 ============        ============




     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                         March 31, 1998
Page 5



                                  JACO ELECTRONICS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    FOR THE NINE MONTHS ENDED MARCH 31,
                                                (UNAUDITED)



                                                                   1998                 1997
                                                               --------------       ------------


NET SALES                                                        $115,001,364        $115,178,339



COST AND EXPENSES

Cost of goods sold                                                 91,071,936          91,187,699
                                                                   ----------          ----------

         Gross profit                                              23,929,428          23,990,640

Selling, general and administrative expenses                       21,217,183          20,366,027
                                                                   ----------          ----------

         Operating profit                                           2,712,245           3,624,613

Interest expense                                                      823,173             672,353
                                                                  -----------        ------------

         Earnings before income taxes                               1,889,072           2,952,260

Income tax provision                                                  765,000           1,196,000
                                                                 ------------        ------------


         NET EARNINGS                                              $1,124,072          $1,756,260
                                                                   ==========          ==========

Net earnings per common share

Basic                                                          $         0.29      $         0.45
Diluted                                                        $         0.29      $         0.44
                                                               ==============      ==============

Weighted average common shares outstanding

Basic                                                               3,856,787           3,902,783
Diluted                                                             3,932,061           3,953,384
                                                                    =========           =========



     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                         March 31, 1998
Page 6



                                                            JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                                                CONSOLIDATED STATEMENT OF CHANGES
                                                                      IN SHAREHOLDERS' EQUITY
                                                            FOR THE NINE MONTHS ENDED MARCH 31, 1998
                                                                          (UNAUDITED)




                                                                                     Unrealized
                                                                    Additional        Gain on
                                           Common Stock              Paid-In         Marketable        Retained         Treasury
                                        Shares       Amount          Capital         Securities        Earnings            Stock
                                   --------------- ------------- ----------------- --------------- ----------------- ---------------


Balance at July 1, 1997                 3,975,721     $ 397,572      $ 22,180,295       $ 120,200      $ 13,893,696      $ (700,000)

Issuance of restricted stock               90,000         9,000           621,000

Deferred compensation expense

Purchase of treasury stock                                                                                                 (719,962)

Unrealized gain on marketable
  securities - net                                                                         44,484

Net earnings                                                                                              1,124,072
                                   --------------- ------------- ----------------- --------------- ----------------- --------------


Balance at March 31, 1998               4,065,721     $ 406,572      $ 22,801,295       $ 164,684      $ 15,017,768    $ (1,419,962)
                                   =============== ============= ================= =============== ================= ===============



                                                       Total
                                     Deferred       Shareholders'
                                    Compensation      Equity
                                   --------------- -------------



Balance at July 1, 1997                             $ 35,891,763

Issuance of restricted stock      $ (540,000)            90,000

Deferred compensation expense         73,125             73,125

Purchase of treasury stock                             (719,962)

Unrealized gain on marketable
  securities - net                                        44,484

Net earnings                                           1,124,072
                                   --------------- -------------



Balance at March 31, 1998          $ (466,875)      $ 36,503,482
                                   =============== =============



     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                        March 31, 1998
Page 7


                                                   JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      FOR THE NINE MONTHS ENDED MARCH 31,
                                                                (UNAUDITED)

                                                                                   1998                 1997
                                                                             -----------------    -----------------

Cash flows from operating activities
      Net earnings                                                            $      1,124,072      $    1,756,260

Adjustments to reconcile net earnings to net
     cash provided by (used in)operating activities
          Depreciation  and amortization                                              993,183              737,898
          Deferred compensation                                                       110,625               37,500
          Deferred income tax benefit                                                (215,000)            (141,000)
          Gain on sale of equipment                                                                        (10,094)
          Provision for doubtful accounts                                             364,965              220,206
          Changes in operating assets and liabilities, net
             of effect of acquisitions
          Increase in operating assets - net                                       (3,741,708)          (1,847,191)
          Increase (decrease) in operating liabilities - net                        2,401,338             (574,142)
                                                                             -----------------    -----------------

          Net cash provided by operating activities                                 1,037,475              179,437
                                                                             -----------------    -----------------

Cash flows from investing activities
         Capital expenditures                                                        (783,323)            (682,586)
         Proceeds from sale of equipment                                                                    36,683
         Business acquisitions - net                                                                    (4,694,519)
         Increase in marketable securities - net                                      (62,696)
         Increase in other assets                                                    (171,073)            (218,449)
                                                                             -----------------    -----------------

         Net cash used in investing activities                                     (1,017,092)          (5,558,871)
                                                                             -----------------    -----------------

Cash flows from financing activities
       Borrowings under line of credit                                            112,863,510          118,419,608
       Payments under line of credit                                             (111,670,859)        (111,773,984)
       Principal payments under equipment financing
       and term loans                                                                (670,683)            (375,054)
       Purchase of treasury stock                                                    (719,962)            (700,000)
                                                                             -----------------    -----------------

Net cash (used in) provided by financing activities                                  (197,994)           5,570,570
                                                                             -----------------    -----------------

NET (DECREASE) INCREASE IN CASH                                                      (177,611)             191,136
                                                                             -----------------    -----------------

Cash at beginning of period                                                           463,352              164,161
                                                                             -----------------    -----------------

Cash at end of period                                                               $ 285,741            $ 355,297
                                                                             =================    =================

Supplemental schedule of non-cash financing and investing activities
Equipment under capital leases                                                      $ 614,620            $ 355,824


   See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                         March 31, 1998
 Page 8


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

2) The Company has a $30,000,000 term loan and revolving line of credit facility with its banks, which are based principally on eligible accounts receivables and inventories as defined in the agreement. The agreement was amended to (i) extend the maturity date to September 13, 2000, (ii) change the interest rate to a rate based on the average 30 day LIBOR rate plus 3/4% to 1 1/4% depending on the Company's performance measured by a financial ratio effective January 1, 1998 and (iii) changed the requirements of certain financial covenants. The applicable interest rate may be adjusted quarterly and borrowings under this facility are collateralized by substantially all of the assets of the Company.

3) The Board of Directors of the Company has authorized the purchase of up to 250,000 shares of its outstanding common stock under a stock repurchase program. The purchases may be made by the Company from time to time on the open market. The Company has made purchases of 199,500 shares of its common stock as of May 12, 1998 for aggregate consideration of $1,419,962.

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

FORM 10-Q                                                        March 31, 1998
 Page 9

           The number of shares used in the Company's basic and diluted earnings per share computations are as follows


                                                         Three Months Ended             Nine Months Ended
                                                             March 31,                      March 31,
                                                      -------------------------      ------------------------
                                                         1998          1997             1998        1997
                                                      -----------   -----------      ----------- ------------

Weighted average common shares
  outstanding net of treasury shares,
  for basic earnings per share                         3,798,010     3,888,221        3,856,787    3,902,783

Common stock equivalents for
  stock options and restricted stock                     122,828        49,032           75,274       50,601
                                                      -----------   -----------      -----------  -----------

Weighted average common shares
  outstanding for diluted earnings per share           3,920,838     3,937,253        3,932,061    3,953,384
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

7) In December 1997, the shareholders' of the Company approved an amendment to the Company's 1993 Non-Qualified Stock Option Plan, (the "Plan") to increase the aggregate number of shares of common stock which may be issued upon exercise of all options granted under the Plan from 293,000 shares to 600,000 shares. Additionally, the shareholders' approved the adoption of the Jaco Electronics, Inc. Restricted Stock Plan (the "Restricted Stock Plan"). The Restricted Stock Plan, enables the Board of Directors or Plan Committee to have sole discretion and authority to determine who may purchase restricted stock, the number of shares, the price to be paid and the restrictions placed upon the stock. Pursuant to the Restricted Stock Plan, the Board of Directors has authorized the purchase of 90,000 shares of the Company's common stock by certain employees at a purchase price of $1.00 per share. Shares purchased are subject to a four-year vesting period.

FORM 10-Q                                                        March 31, 1998
Page 10




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

FORM 10-Q                                                         March 31, 1998
Page 11


Results of Operations

The  following  table sets forth  certain  items in the  Company's  statement of earnings as a percentage of net sales for the periods shown;
                                              Three Months Ended                             Nine Months Ended
                                                    March 31,                                     March 31,
                                        --------------------------------             ----------------------------------

                                            1998              1997                        1998               1997
                                        -------------     --------------             ---------------    ---------------

Net Sales                                      100.0%            100.0%                     100.0%             100.0%

Cost of goods sold                               79.4               79.7                        79.2               79.2
                                        -------------     --------------             ---------------    ---------------

Gross profit                                     20.6               20.3                        20.8               20.8

Selling, general and
  administrative expenses                        18.7               18.1                        18.4               17.7
                                        -------------     --------------             ---------------    ---------------

Operating profit                                  1.9                2.2                         2.4                3.1

Interest expense                                  0.7                0.7                         0.7                0.6
                                        -------------     --------------             ---------------    ---------------

Earnings before income taxes                      1.2                1.5                         1.7                2.5

Income tax provisions                             0.5                0.6                         0.7                1.0
                                        -------------     --------------             ---------------    ---------------

NET EARNINGS                                      0.7%               0.9%                        1.0%               1.5%
                                        =============     ==============             ===============    ===============


COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH  31, 1998 AND MARCH 31, 1997
--------------------------------------------------------------------------------

Net sales for the third quarter and nine months ended March 31, 1998 were $38.3 million and $115.0 million as compared to $38.7 million and $115.2 million for the three and nine months ended March 31, 1997. This represented a .8% and .2% decrease in net sales, respectively. The decrease in net sales was primarily the result of an industry wide reduction in component pricing.

FORM 10-Q                                                        March 31, 1998
Page 12


While the Company continues to sell more components than in previous quarters and has added new franchises that has begun to result in additional sales, this was offset by the component price decreases. The Company believes that the recent addition of new suppliers, the expansion of it's flat panel display product lines, the addition of several field application engineers and the continued expansion and enhancement of it's semiconductor group will result in an increase in sales as market conditions improve.

Gross profit margins for the three and nine months ended March 31, 1998 were 20.6% and 20.8% as compared to 20.3% and 20.8% for the comparable periods of the prior fiscal year. The Company experienced a slight increase in gross margin for the three months while remaining constant for the nine months. The Company has been able to maintain these margins even though there has been a significant decrease in component pricing by carefully reviewing the purchasing of these components and the profitability of sales opportunities that arise. The Company cannot give any assurances that this trend will continue in future periods. Selling, general and administrative (SG&A) expenses were $7.2 million and $21.2 million for the three and nine months ended March 31, 1998, compared to $7.0 million and $20.4 million last year. The additional costs incurred were due to the acquisition of Corona Electronics, Inc. ("Corona") during January 1997, the addition of field application engineers, and the expansion of the flat panel marketing and semiconductor groups. These increases were partially offset during the quarter and nine months by management's efforts to reduce costs in non-core personnel and administrative expenditures. Interest expense increased slightly to $281,000 this quarter compared to $266,000 last year. The minimal increase was attributable to the cash outlay, due to the acquisition of Corona that was completed during the third quarter last year. Net earnings for the three months ended March 31, 1998 was $263,000, or $.07 per share diluted, as compared to $347,000, or $.09 per share diluted for the three months ended March 31, 1997. Net earnings for the nine months ended March 31, 1998 was $1,124,000, or $.29 per share diluted, as compared to $1,756,000, or $.44 per share diluted for the comparable period last year. The decrease in net earnings was attributable to flat sales and an increase in SG&A expenses incurred in expanding the semiconductor and flat-panel display groups, the field application engineer program and the acquisition of Corona.

LIQUIDITY AND CAPITAL RESOURCES


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

FORM 10-Q                                                         March 31, 1998
Page 13


The outstanding balance on the revolving line of credit facility was $15,176,169 at March 31, 1998. The term loan, with a remaining balance of $642,857 at March 31, 1998 requires monthly principal payments of $17,857, together with interest through September 13, 2000, with a final payment of $107,147 on September 13, 2000. The agreement contains provisions for maintenance of certain financial ratios, all of which the Company believes it is in compliance with at March 31, 1998, and prohibits the payment of cash dividends.

For the nine months ended March 31, 1998 the Company's net cash provided by operating activities was $1,037,000 as compared to net cash provided by operating activities of $179,000 for the nine months ended March 31, 1997. Net cash used in investing activities decreased to $1,017,000 for the first nine months of fiscal 1998, as compared to $5,559,000 for the first nine months of fiscal 1997. The acquisition of QPS Electronics, Inc. and Corona during fiscal 1997 required approximately $4,700,000, which was financed substantially through additional borrowings from the Company's revolving line of credit. The Company's cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to, future acquisitions, if any.

On April 15, 1996, the Company's Board of Directors authorized the purchase of up to 250,000 shares of its common stock under a stock repurchase program. During fiscal 1998, the Company repurchased 112,000 shares at an average market price of $6.43 per share. As of May 12, 1998, in the aggregate, the Company has repurchased 199,500 shares at an average market price of $7.12 per share.

The year 2000 data management issue, which has received wide spread publicity, is not expected to have a material impact on the Company.

For the first nine months of fiscal 1998 and fiscal 1997 inventory turnover was 3.5x and 3.9x, respectively. The average days outstanding of the Company's accounts receivable at March 31, 1998 was 53 days, as compared to 55 days at March 31, 1997. The Company has not experienced any significant trade collection difficulties during fiscal 1998.

The Company believes that cash flow from operations and funds available under its credit facility will be sufficient to fund the Company's capital needs for at least the next twelve months.

INFLATION

Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

FORM 10-Q                                                         March 31, 1998
Page 14


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

                           Nothing to Report

Item 5.          Other Information

                            Nothing to Report

Item 6.          Exhibits and Reports on Form 8-K

                 a)          Exhibits

                             27. Financial Data Schedule

                 b)          Reports on Form 8-K  None

                                S I G N A T U R E




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         JACO ELECTRONICS, INC.
                              (Registrant)



                         BY: /s/ Jeffrey D. Gash
                         Jeffrey D. Gash, Vice President/Finance
                         (Principal Financial Officer)









DATED:  May 15, 1998