Form 10-K
period 1998-06-30
JACO ELECTRONICS INC
filed 1998-09-28
CIK 52971

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934]

For the fiscal year ended
June 30, 1998

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________to____________________

Commission File Number              0-5896


         JACO ELECTRONICS, INC.
  (Exact name of registrant as specified in its charter)

          New York                                    11-1978958
(State or other jurisdiction of
incorporation or organization)            (I.R.S. Employer Identification No.)


         145 Oser Avenue, Hauppauge, New York  11788
-----------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)


Company's telephone number, including area code:        (516) 273-5500
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Common Stock held by non-affiliates of the Company, computed by reference to the closing price on September 23, 1998 was $10,527,674.

         Number of shares outstanding of each class of Common Stock, as of September 23, 1998: 3,661,221 shares (excluding 404,500 shares of treasury stock).

                        DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Definitive Proxy Statement to be filed on or before October 28, 1998, under Regulation 14A, in connection with the Company's 1998 Annual Meeting of Shareholders.

                                     PART I

Item 1.  Business

         Jaco Electronics, Inc., a New York corporation organized in 1961 (collectively with all of its subsidiaries, unless otherwise noted, "Jaco" or the "Company").

General

         Jaco markets and distributes passive and active electronic components to original equipment manufacturers ("OEMs") throughout the United States and Canada from two distribution centers located on the East and West coasts and 14 sales offices located throughout the United States. The Company distributes products such as semiconductors, capacitors, resistors, electro-mechanical devices, flat panels, computers and computer subsystems, which are used in the manufacture and assembly of electronic products. The Company also provides a variety of value-added services including configuring complete computer systems to customers' specifications, kitting the component requirements of certain customers and furnishing contract manufacturing services. Value-added services are intended to attract new customers and increase sales to existing customers. In addition, these services are designed to respond to an industry trend of outsourcing, in which purchasing and warehousing functions are shifted by customers to the most efficient provider. The Company entered the contract manufacturing business in March 1994, when it acquired all of the outstanding capital stock of Nexus Custom Electronics, Inc. ("Nexus"), a Vermont-based turnkey contract manufacturer of printed circuit boards. Management believes the acquisition of Nexus has enabled, and will continue to enable, the Company to expand and broaden its range of value-added service capabilities (See Note K of the Notes to the Consolidated Financial Statements).

         The Company's core customer base consists primarily of small and medium-sized OEMs that produce electronic equipment used in a wide variety of industries, including manufacturers of telecommunication, computer, computer peripheral, medical and aerospace equipment and several Fortune 500 manufacturers. In the fiscal year ended June 30, 1998, the Company distributed electronic components to thousands of customers, none of which individually represented more than 4.1% of net sales.

         Jaco is a service-oriented company, built on strong customer and supplier relationships. The Company's inventory management and information systems assist its customers in controlling material costs, in reducing cycle times and in keeping pace with rapidly occurring technological developments. The Company utilizes a computerized inventory control system to assist in the marketing of its products and coordinate purchases from suppliers with sales to customers. During the fiscal year ended June 30 1998, Jaco also added several strategic suppliers to its line card including Telefunken and Siliconix (subsidiaries of Vishay), Communications Instruments Inc. (CII), Samsung Electronics' and CTX Opto's LCD flat panel monitor lines, and Lambda Electronics' power supply line, a new product for Jaco. Lamda is one of the world's leading manufacturers of power supplies. The Company's computer system provides detailed on-line information regarding the availability of the Company's entire inventory located at its stocking facilities as well as on-line access to the inventories of some of the Company's major suppliers. Through the Company's integrated real-time information system, customers' orders can readily be tracked through the entire process of entering the order, reserving products to fill the order, ordering components from suppliers, if necessary, and shipping products to customers on scheduled dates. The Company is thus able to provide the type of distributor service required by its OEM customers that have adopted the "just-in-time" method of inventory procurement. The "just-in-time" method is utilized in an effort to operate more efficiently and profitably by relying on scheduled deliveries of such components at the time they are needed in the production process and thereby reducing inventories of components.

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

         According to the National Electronics Distributors Association, an industry trade association, in 1997 the electronics distribution industry recorded approximately $26.9 billion in sales. Of these sales, approximately $7.9 billion of industry sales consisted of sales of interconnect (connectors, sockets), electromechanical (relays, switches) and passive (resistors, capacitors) components, which products accounted for approximately $72.5 million of the Company's net distribution sales for the fiscal year ended June 30, 1998. Approximately $18.1 billion of industry sales consisted of sales of semiconductors and computer products, which accounted for approximately $65.6 million of the Company's net distribution sales for the fiscal year ended June 30, 1998.

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

         Passive components consist primarily of capacitors, electromechanical devices, and resistors. Passive products accounted for approximately 48%, 51% and 52% of the Company's net distribution sales in the fiscal years ended June 30, 1996, June 30, 1997 and June 30, 1998, respectively.

         Active components include semiconductors and computer subsystems. Semiconductors consist of such items as integrated circuits and discrete components, transistors, diodes, dynamic RAMs, static RAMs, video RAMs and MOSFETs. Computer subsystems are an integral part of personal computers and computer workstations and incorporate such items as disk drives, tape drives, flat panels and flat panel monitors, floppy disks and controllers. These products represented approximately 52%, 49% and 48% of the Company's net distribution sales in the fiscal years ended June 30, 1996, June 30, 1997 and June 30, 1998, respectively.

Value-Added Services

         The Company provides a number of value-added services which are intended to attract new customers, to maintain and increase sales to existing customers and, where feasible, to generate additional revenues and improve margins from sales of components. Value-added services include:

                  Configuring Computer Systems. Subsystem integration is a service offered by the Company where it offers turnkey solutions to customers' computer requirements by integrating such components as disks, tapes and floppy disk drives with other components, including power suppliers, enclosures, interface electronic cables and converters and active components to configure complete computer systems to customer specifications, both in tower and desktop configurations.

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

Sales and Marketing

         Management believes the Company has developed valuable long-term customer relationships and an in-depth understanding of its customers' needs and purchasing patterns. Jaco serves a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense, aerospace, medical equipment and other industries. None of the Company's customers individually represented more than approximately 2%, 3% and 4% respectively, of net sales in the fiscal years ended June 30, 1996, June 30, 1997 and June 30, 1998, respectively.

         The Company's sales personnel are trained to identify the Company's customers' requirements and to actively market the Company's entire product line to satisfy those needs. For example, the Company's sales staff and field engineers regularly meet with customers' engineers and designers to discuss prospective needs and potential design or procurement problems and enable the sales personnel to understand which products will meet the customers' performance criteria, are cost-effective and target specifically identified problems.

         Sales are made throughout the United States and Canada from the sales departments maintained at the Company's two distribution facilities located on the East and West Coasts of the United States in California and New York and from 14 additional sales offices located in California, Florida, Maryland, Massachusetts, Minnesota, North Carolina, Oregon, Texas, Washington, Arizona, Alabama and Illinois. Sales are made primarily through personal visits by the Company's employees and by a staff of trained telephone sales personnel who answer inquiries and receive and process orders from customers. In addition, the Company utilizes the services of independent sales representatives whose territories include parts of the United States, Canada, and several foreign countries. These sales representatives operate under agreements which are terminable by either party upon 30 days' notice. Independent sales representatives are authorized to solicit sales of all of the Company's product lines and are prohibited from representing competing product lines.

         In the fiscal year ended June 30, 1998, 94% of the Company's sales were produced by Company sales personnel and 6% by independent sales representatives. No one sales representative produced more than 2% of the Company's sales. The Company believes that the termination of any independent sales representative would not have a material adverse effect upon its business.

Backlog

         As the trend toward outsourcing increases, customers have been entering into just-in-time contracts with distributors, instead of placing orders. The Company's backlog was $27.1 million at June 30, 1997, compared to $27.4 million at June 30, 1998. Backlog consists of purchase orders received from customers for products scheduled for delivery within the next twelve months. Orders constituting the Company's backlog are subject to delivery rescheduling, price negotiations and cancellations by the customer, sometimes without penalty or notice. Backlog is not necessarily indicative of future sales for any particular period and, therefore, the Company expects that in the normal course of business, less than all backlogged orders will be filled.

Operations

         Component Distribution. Inventory management is critical to a distributor's business. The Company constantly focuses on a high number of resales or "turns" of existing inventory to reduce exposure to product obsolescence and changing customer demand.

         The Company's central computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information of Jaco's distribution business. Jaco has completed the redesign and development of an entirely new Distribution Software System. All of the dates in this new database are 8 characters, including the century. The system has been tested and has been in place since September 1, 1998. The system includes financial systems, Electronic Data Interchange (EDI), customer order entry, purchase order entry to manufacturers, warehousing and inventory control. Each of the Company's sales departments and offices is electronically linked to the Company's central computer systems which provides fully integrated on-line real-time data with respect to the Company's inventory levels. The Company's inventory management system was developed internally by Jaco and is considered proprietary. Inventory turns are tracked by vendor, and the Company's inventory management system provides immediate information to assist in making purchasing decisions and decisions as to which inventory to exchange with suppliers under stock rotation programs. The Company's inventory management system also uses bar-code technology along with scanning devices, which are supplied by Jaco to certain customers, and is networked to the facilities of such customers. In some cases, customers use computers that interface directly with the Company's computers to identify available inventory and rapidly process orders. This system enables the Company to more effectively manage its inventory and to respond more quickly to customer requirements for timely and reliable delivery of components. The Company's inventory turnover was approximately 3.5 times for the fiscal year ended June 30, 1998.

         Approximately 81% of the Company's component distribution inventory is maintained at its East Coast distribution center in Hauppauge, New York. Most of the remaining inventory is maintained at the Company's West Coast facility in Westlake Village, California. The Company also monitors supplier stock rotation programs, inventory price protection, rejected material and other factors related to inventory quality and quantity.

         Contract Manufacturing. The Company conducts its contract manufacturing operations through Nexus at an approximately 32,600 square foot facility located in Brandon, Vermont. Nexus provides turnkey and consigned contract manufacturing of PCBs for OEMs. "Turnkey" is an industry term that describes a contract manufacturer that buys customer-specified components from suppliers, assembles the components onto finished PCBs and performs post-assembly testing, while "consigned" refers to a contract manufacturer that provides the assembly and testing elements only. OEMs then incorporate the PCBs into finished products. In assembling PCBs, Nexus is capable of employing both pin-through-hole ("PTH") and surface mount technologies ("SMT"). PTH is a method of assembling PCBs in which component leads are inserted and soldered into plated holes in the board. SMT is a method of assembling PCBs in which components are fixed directly to the surface of the board, rather than being inserted into holes. The SMT process allows for more miniaturization, cost savings and shorter lead paths between components (which results in greater signal speed). In the fiscal year ended June 30, 1998, the Company invested approximately $681,000 primarily in SMT machinery and equipment, as part of the Company's ongoing program to expand Nexus' operations.

         Nexus maintains strict quality control procedures for its products, including use of total quality management ("TQM") systems. Incoming raw material and components are checked by the Nexus quality control personnel. During the production stage, quality control personnel check the work in process at several points in the production process.
Finally, after the assembly stage, Nexus conducts random testing of finished products.

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

Acquisition of Q.P.S. Electronics, Inc. On August 2, 1996, the Company acquired the operating assets of Q.P.S. Electronics, Inc. ("QPS"), a distributor of quality active and passive electronic components based in Schaumburg, Illinois. Management believes that the acquisition of QPS has contributed to the expansion of the Company's national, dedicated distribution network by firmly establishing the Company's presence in the Midwest marketplace.

         Acquisition of Corona Electronics, Inc. On January 21, 1997, the Company acquired all of the outstanding shares of capital stock of Corona Electronics, Inc. ("Corona"), an electronics component distributor located in Orange County, California. Management believes that the acquisition of Corona has strengthened the Company's presence in the Southern California marketplace.

Suppliers

         Manufacturers of passive and active electronic components are increasingly relying on the marketing, customer service and other resources of distributors who market their product lines to customers not normally served by the manufacturer, and to supplement the manufacturer's direct sales efforts in other accounts often by providing value-added services not offered by the manufacturer. Manufacturers seek distributors who have strong relationships with desirable customers, are financially strong, have the infrastructure to handle large volumes of products and can assist customers in the design and use of the manufacturers' products. Currently, the Company has non-exclusive distribution agreements with many manufacturers, including Epson America, Inc., International Resistive Company, Inc., Johanson Dielectric Inc., Kemet Electronics Corporation, Mitel Inc., Rohm Company, Limited, Samsung Semiconductor, Inc., TDK Corporation of America, Vishay Intertechnology, Inc. and Zetex, Inc. Management continuously seeks to identify potential new suppliers and obtain additional distributorships for new lines of products. Management believes that such expansion and diversification will increase the Company's sales and market share.

         In the fiscal year ended June 30, 1998, of the Company's top ten suppliers, only Kemet and Samsung accounted for more than 10% of net sales and the remaining eight each accounted for between 8.7% and 1.5% of net sales. As is common in the electronics distribution industry, from time to time the Company has experienced termination of relationships with suppliers which may affect its results of operations in post-termination fiscal periods.

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

         Most of the Company's distributor agreements are cancelable by either party, typically upon 30 to 90 days' notice. These agreements typically provide for price protection, stock rotation privileges and the right to return inventory. Price protection is typically in the form of a credit to the distributor for any inventory in the distributor's possession for which the manufacturer reduces its prices. Stock rotation privileges typically allow the Company to exchange inventory in an amount up to 5% of a prior period's purchases. Upon termination of a distributor agreement, the right of return typically requires the manufacturer to repurchase the Company's inventory at the Company's adjusted purchase price. The Company believes that the above-described provisions of its distributorship agreements generally have served to reduce the Company's exposure to loss from unsold inventory. As such price protection and stock rotation privileges are limited in scope, there can be no assurances that the Company will not experience significant losses from unsold inventory in the future.

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

Employees

         At August 31, 1998, the Company had a total of 392 employees, of which 122 were employed by Nexus. Of total employees, 11 were engaged in administration, 58 were managerial and supervisory employees, 125 were in sales and 198 performed warehouse, manufacturing and clerical functions. Of these employees, Nexus employed 1 in administration, 9 in management and supervisory positions, 2 in sales and 110 in warehouse, manufacturing and clerical functions. There are no collective bargaining contracts covering any of the Company's employees. The Company believes its relationship with its employees is satisfactory.

Item 2.    Properties

         All of the Company's facilities are leased except for the Brandon, VT property which is owned by Nexus. Jaco currently leases 16 facilities located in the States of Alabama, Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Minnesota, New York, North Carolina, Oregon, Texas and Washington, three of which are multipurpose facilities used principally as administrative, sales, and purchasing offices, as well as warehouses, and the remainder of which are used exclusively by Jaco as sales offices. Jaco's satellite sales offices range in size from approximately 185 square feet to approximately 4,000 square feet. Base rents for such properties range from approximately $400 per month to approximately $9,000 per month. Depending on the terms of each particular lease, in addition to base rent, Jaco may also be responsible for portions of real estate taxes, utilities and operating costs, or increases in such costs over certain base levels. The lease terms range from month-to-month to as long as five years. All facilities are linked by computer terminals to Jaco's Hauppauge, New York headquarters. The following paragraphs set forth certain information regarding Jaco's two principal leased facilities:

         (i) Jaco leases from Bemar Realty Company, a partnership consisting of Messrs. Joel H. Girsky and Charles B. Girsky, approximately 72,000 square feet of office and warehouse space at 145 Oser Avenue, Hauppauge, New York. The lease provides for a current monthly base rent of approximately $46,000 net of all expenses, including taxes, utilities, insurance, maintenance and repairs, and has a term which expires on December 31, 2003. In Fiscal 1996, Jaco negotiated a renewal of the lease and the current rental rate is similar to that currently being charged for comparable properties in the area. Approximately 26,000 square feet of space is sublet by Jaco to an unaffiliated third party. In addition to its headquarters, Jaco maintains purchasing and sales offices and warehouse facilities at its Hauppauge location.

         (ii) Jaco leases through April 30, 2003, from an unaffiliated party, approximately 10,000 square feet of office and warehouse space in Westlake Village, California for a base rent of approximately $10,550 per month. Jaco maintains both a purchasing and sales office at this location, as well as warehouse facilities.

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


Item 4.  Submission of Matters To A Vote of Security Holders.

         No response to this Item is required.

                                     PART II

Item  5.Market  For the  Company's  Common  Stock and  Related  Security  Holder
        Matters.

         (a) The  Company's  common stock (the "Common  Stock") is traded on The
Nasdaq National Market under the symbol "JACO". The stock prices listed below represent the high and low closing sale prices of the Common Stock, as reported by The Nasdaq National Market, for each fiscal quarter beginning with the first fiscal quarter of 1997.

                  Fiscal Year 1997:                                             High             Low
                  First quarter ended September 30, 1996                        $10.38          $ 6.25
                  Second quarter ended December 31, 1996                        $ 9.50          $ 7.75
                  Third quarter ended March 31, 1997                            $ 9.12          $ 7.00
                  Fourth quarter ended June 30, 1997                            $ 8.00          $ 6.38
                  Fiscal Year 1998:                                             High             Low
                  First quarter ended September 30, 1997                        $ 8.12          $ 7.25
                  Second quarter ended December 31, 1997                        $ 7.31          $ 6.00
                  Third quarter ended March 31, 1998                            $ 7.50          $ 6.12
                  Fourth quarter ended June 30, 1998                            $ 7.00          $ 5.62

         (b) As of September 23, 1998 there were approximately 160 holders of record of the Company's Common Stock who management believes held for more than 1,500 beneficial owners.
         (c) The Company has never declared or paid cash dividends on its Common Stock. The Company intends to retain its earnings, if any, for use in its business and to support growth and does not anticipate paying cash dividends in the foreseeable future. In addition, the agreement governing the Company's credit facility (the "Credit Facility") contains provisions that prohibit the Company from paying cash dividends on its Common Stock.

 .

                                                                           Year ended June 30,
                                                1994             1995             1996             1997             1998
                                               -------         --------         --------         --------         ------
                                                                 (in thousands, except per share data)

Statement of operations data
   Net sales                                  $105,213         $138,683         $167,149         $155,098      $   153,674
   Cost of goods sold                           83,038          109,902          133,105          122,993          121,796
                                              --------          -------          -------          -------        ---------

     Gross profit                               22,175           28,781           34,044           32,105           31,878

   Selling, general and administrative
     expenses                                   19,155           23,552           26,247           27,640           28,707
                                              --------         --------         --------         --------      -----------

     Operating profit                            3,020            5,229            7,797            4,465            3,171

   Interest expense                              1,117            2,010            1,347              971            1,140
                                             ---------        ---------        ---------       ----------     ------------

     Earnings before income taxes and
       cumulative effect of a change
       in accounting for income taxes            1,903            3,219            6,450            3,494            2,031

   Income tax expense                              714            1,303            2,600            1,415               847
                                            ----------        ---------        ---------        ---------     -------------

     Earnings before cumulative
       effect of a change in accounting
       for income taxes                          1,189            1,916            3,850            2,079            1,184

   Cumulative effect of a change in
     accounting for income taxes                  241


     NET EARNINGS                           $    1,430       $    1,916       $    3,850       $    2,079     $       1,184
                                             =========        =========        =========        =========      ============


Earnings per common share*
   Earnings per common share before
    cumulative effect of a change in
    accounting                                    $.47             $.78            $1.11             $.53             $.31
   Cumulative effect of a change in
     accounting                                    .10

     Net earnings per common share                $.57             $.78            $1.11             $.53             $.31
                                                   ===              ===             ====              ===              ===

Earnings per common share -
   assuming dilution
     Earnings per common share before
       cumulative effect of a change in
       accounting                                 $.47             $.78            $1.08             $.53             $.30
     Cumulative effect of a change in
       accounting                                  .09

         Net earnings per common share            $.56             $.78            $1.08             $.53             $.30
                                                   ===              ===             ====              ===              ===

   Weighted average common and
     common equivalent shares
     outstanding
       Basic                                 2,505,409        2,440,841        3,479,707        3,899,181        3,836,700
                                             =========        =========        =========        =========        =========

       Diluted                               2,551,173        2,461,091        3,554,018        3,947,687        3,921,518
                                             =========        =========        =========        =========        =========

Balance sheet data
   Working capital                           $  15,160        $  30,741        $  36,964        $  41,146        $  42,481
   Total assets                                 45,685           56,323           61,143           69,996           73,419
   Long-term obligations                         9,694           23,666            8,791           15,553           17,037
   Shareholders' equity                         11,202           13,227           34,304           35,892           36,625


* All per share information has been restated to give effect to a 10% stock dividend paid on March 10, 1995 and a 4-for-3 stock split distributed to shareholders of record as of September 22, 1995. In addition, all earnings per common share amounts for all periods have been restated to conform to the SFAS No. 128 computation.

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

General

         Jaco is a distributor of electronic components and provider of contract manufacturing and value-added services. Products distributed by Jaco include semiconductors, capacitors, resistors, electromechanical devices flat panel displays and monitors, and power supplies used in the assembly and manufacturing of electronic equipment.

         The Company's customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (outsourcing). The Company intends to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by Jaco consist of configuring complete computer systems to customer specifications both in tower and desktop configurations, kitting (e.g. supplying sets of specified quantities of products to a customer that are prepackaged for ease of feeding the customer's production lines), and contract manufacturing through Nexus.
         During August 1996 and January 1997, the Company acquired the operating assets of QPS Electronics, Inc. and all of the outstanding common stock of Corona Electronics, Inc., respectively, both of which are electronic component distributors. Aggregate consideration paid for the acquisitions approximated $4.7 million, of which $157,500 was paid through the issuance of 20,000 shares of the Company's common stock (See Note J of the Notes to the Consolidated Financial Statements). The addition of these two companies strengthens the Company's position in Southern California and the Midwest. The Company has consolidated the operations of these acquired companies in order to reduce operating costs and create a stronger sales organization.

         The Company's sales from value-added services represented $18.2 million, or 11.8% of net sales in the fiscal year ended June 30, 1998, $15.7 million, or 10.1% of net sales in the fiscal year ended June 30, 1997 and $18.0 million, or 11% of net sales in the fiscal year ended June 30, 1996. Of these sales, sales from contract manufacturing were $16.4 million, or 10.7% of net sales in the fiscal year ended June 30, 1998, $10.0 million, or 6.4% of net sales in fiscal year ended June 30, 1997, and $10.8 million, or 6.5% of net sales in the fiscal year ended June 30, 1996.

Results of Operations

         The following table sets forth certain items in the Company's statement of earnings as a percentage of net sales for the periods shown:

                                                                              1996            1997            1998
                                                                              ----            ----            ----
Net sales                                                                    100.0%         100.0%            100.0%
Cost of goods sold                                                             79.6           79.3             79.3
                                                                               ----           ----             ----
Gross profit                                                                   20.4           20.7             20.7
Selling, general and administrative expenses                                   15.7           17.8             18.7
                                                                               ----           ----             ----
Operating profit                                                                4.7            2.9              2.0
Interest expense                                                                 .8             .6               .7
                                                                               ----           ----             ----
Earnings before income taxes                                                    3.9            2.3              1.3
Income tax expense                                                              1.6            1.0               .5
                                                                               ----           ----             ----
NET EARNINGS                                                                   2.3%           1.3%              .8%
                                                                               ====           ====             ====

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 1998 ("FISCAL 1998") WITH FISCAL YEAR ENDED JUNE 30, 1997 ("FISCAL 1997")

         Net sales for the fiscal year ended June 30, 1998 decreased approximately 1.0% to $153,674,000 as compared to $155,098,000 reported for the same Fiscal 1997 period. Fiscal 1998 results reflect the continuing industry-wide pressures on pricing, compounded by the softening demand for electronic components. The decrease in component sales through the Company's distribution operations was partially offset by a $6.8 million, or 68%, increase in sales from contract manufacturing. The Company's long term plan includes optimizing value-added services, such as Flat Panel Displays and contract manufacturing.
         Gross profit margins, as a percentage of net sales, remained constant at 20.7% in Fiscal 1998, compared to Fiscal 1997. While unit pricing continued to decline during Fiscal 1998, as a result of price protection and inventory rotation extended to the Company by its suppliers, the Company was able to maintain gross profit margins.
         Selling, General and Administrative expenses ("SG&A") were $28.7 million in Fiscal 1998, an increase of $1.1 million, or 3.9% from $27.6 million in Fiscal 1997. The Company's addition of sales and sales management personnel, the expansion of the Field Application Engineering (FAE) Program, and the addition of the Flat Panel Display Group have contributed to the increase in SG&A expenses. Due to the continuing weakness in the electronics industry, the Company is closely reviewing SG&A and anticipates implementing cost containment measures in the fiscal year ending June 30, 1999, which, it believes, will not have a negative impact on sales.
         Interest expense increased to approximately $1.1 million in Fiscal 1998, as compared to approximately $1.0 million in Fiscal 1997. The 17% increase in interest expense was primarily the result of additional borrowings under the credit facility for the acquisition of new inventory as further franchises were added in Fiscal 1998. The Company believes that the addition of such product lines will have a favorable impact on sales during future periods. The Company's acquisition of approximately $700,000 of new equipment to support the growth in contract manufacturing also contributed to the increase in interest expense.
         Net earnings for Fiscal 1998 were $1.2 million, or approximately $.30 per share diluted, as compared to $2.1 million, or approximately $.53 per share diluted for Fiscal 1997. During the last fiscal year, the decrease in net earnings was primarily attributable to the increase in SG&A. The Company believes it is better positioned for future growth and will benefit from expenditures made during the fiscal year ended June 30, 1998.

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 1997 WITH FISCAL YEAR ENDED JUNE 30, 1996 ("FISCAL 1996")

         Net sales for the fiscal year ended June 30, 1997 decreased 7.2% to $155,098,000, as compared to $167,149,000 reported for the same Fiscal 1996 period. During Fiscal 1997, the decrease in sales was primarily the result of an overall industry weakness as it relates to component pricing. The Company sold a greater number of components than were sold in its last fiscal year, but has been unable to offset the price reductions that have occurred. The Company completed two acquisitions during Fiscal 1997 (See Note J of the Notes to the Consolidated Financial Statements) that expanded its market penetration in the Midwest and Southern California. Additionally, the Company continued to expand its marketing efforts in flat panel devices and field application engineers ("FAE's"). FAE's assist in designing components for approval by customer's engineering departments. Sales from contract manufacturing decreased by approximately $.8 million during Fiscal 1997, compared to Fiscal 1996. During the Fiscal 1997 Nexus shifted its sales effort to surface mount technology, compared to the older pin-through-hole technology. The Company believed that the shift in technology should produce increases in contract manufacturing sales during future periods.

         Gross profit margins, as a percentage of net sales, increased slightly from 20.4% in Fiscal 1996 to 20.7% in Fiscal 1997. Though unit pricing of components declined during Fiscal 1997, both price protection provided to the Company by its suppliers and increases in the sale of passive components, which historically have maintained a slightly higher gross profit margin as compared to active components, resulted in the increase in gross profit margin.

         Selling, general and administrative expenses ("SG&A") were $27.6 million in Fiscal 1997, an increase of $1.4 million, or 5.3% from $26.2 million in Fiscal 1996. The Company's addition of sales and sales management personnel, the expansion of the FAE program and the addition of the flat panel display group have contributed to the increase in SG&A. Additionally, the Company acquired QPS Electronics, Inc. and Corona Electronics Inc. during the Fiscal 1997.

         Interest expense decreased to $1.0 million in Fiscal 1997, as compared to $1.3 million in Fiscal 1996. The 28% decrease was primarily the result of a reduction in borrowings, as a result of the reduction in indebtedness under the Company's credit facility by the application of the net proceeds of $17.1 million from the public offering completed during the second quarter of Fiscal 1996. Borrowings under the credit facility include funds used for the acquisition of Corona and QPS (See Note J of the Notes to the Consolidated Financial Statements) during Fiscal 1997.

         Net earnings for Fiscal 1997 were $2.1 million, or $.53 per share, as compared to $3.8 million, or $1.08 per share diluted, during Fiscal 1996. The decrease in net earnings was attributable to the decrease in sales and the increase in SG&A. The Company believes that the additional expenses incurred during Fiscal 1997 will provide the infrastructure necessary for future increases in sales.

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

         The Company's agreement with its banks, as amended, provides the Company with a $30,000,000 term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories of the Company as defined in the agreements expiring September 13, 2000. The interest rate of the credit facility is based on the average 30 day LIBOR rate plus 3/4% to 1-1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. The outstanding balance on the revolving line of credit facility was $15,308,260 at June 30, 1998. The term loan, with a remaining balance of $589,282 at June 30, 1998, requires monthly principal payments of $17,857, together with interest through September 13, 2000, with a final payment of $107,146 due on September 13, 2000. Borrowings under this facility are collateralized by substantially all of the assets of the Company. The agreement contains provisions for maintenance of certain financial ratios, all of which the Company is in compliance with at June 30, 1998, and prohibits the payment of cash dividends.

         During Fiscal 1998, the Company's net cash provided by operating activities was approximately $1.6 million, as compared to net cash provided by operating activities of approximately $1.3 million for Fiscal 1997, an increase of approximately $.3 million. The increase is primarily attributable to the increase in accounts payable by $.8 million for Fiscal 1998, as compared to a $.6 million (net of liabilities acquired from business acquisitions) decrease during Fiscal 1997. In addition, inventory increased by $2.4 million for Fiscal 1998, as compared to a $1.8 million (net of assets acquired from business acquisitions) increase during Fiscal 1997. Net cash used in investing activities decreased to $1.3 million for Fiscal 1998, as compared to $5.9 million for Fiscal 1997, a decrease of $4.6 million. The two acquisitions completed during Fiscal 1997 required approximately $4.7 million, and were financed principally through the Company's line of credit. Additionally, in Fiscal 1998, the Company increased its borrowings by approximately $2.4 million principally to finance an increase in inventory. Fiscal 1996 reflects the proceeds of the Company's public offering, which reduced cash provided by financing activities by application of such proceeds against the Company's bank borrowings. The Company's cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to, future acquisitions, if any.


         For Fiscal 1997 and Fiscal 1998, inventory turnover was 3.9x and 3.5x, respectively. The average of the Company's accounts receivable at both June 30, 1998 and June 30, 1997 was 52 days. The Company did not experience any significant trade collection difficulties during Fiscal 1998.

         The Board of Directors of the Company has authorized the purchase of up to 250,000 shares of its common stock under a stock repurchase program. Subsequent to year end, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company's common stock. The purchases may be made by the Company from time to time on the open market at the Company's discretion and will be dependent on market conditions. Through September 23, 1998, the Company has purchased 404,500 shares of its common stock for aggregate consideration of $2,176,342 under this program.

         The Company believes that cash flow from operations and funds available under its credit facility will be sufficient to fund the Company's capital needs for at least the next twelve months.

Year 2000 Compliance

         The year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In April 1996, the Company developed a three-phase program for Y2K information systems compliance. Phase I was to identify those systems with which the Company has exposure to Y2K issues. Phase II was the development and implementation of action plans to be Y2K compliant in all areas by late 1998. Phase III, to be fully completed by mid 1999, is the final major area of exposure to ensure compliance. The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) manufacturing applications and (3) third party relationships.

         As of September 1, 1998, Jaco has completed the redesign and development of an entirely new distribution software system. All of the dates in this new database are 8 characters, including the century. The system has been tested and has been in production as of September 1, 1998. The systems include customer order entry, purchase order entry to the Company's manufacturers, warehousing and inventory control.

         The financial systems, Accounts Payable and General Ledger have been Y2K compliant since April 1997. The Accounts Receivable system is Y2K compliant as of September 1, 1998.

     Jaco's distribution facilities: warehouse, shipping and other physical handling have been tested and are Y2K compliant.

         The Company, as it relates to the contract manufacturing operations in accordance with Phase I of the program, is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area a number of applications have been identified as Y2K compliant due to their recent implementation. The contract manufacturing core financial and reporting systems are not Y2K compliant but are scheduled to be complete and fully tested by mid 1999. In the third party area, the Company has contacted most of its major third parties. These parties state that they intend to be Y2K compliant by the year 2000.

         The Company believes it will cost approximately $1.5 million to replace the core financial, reporting and distribution software systems. The Company utilized outside consultants to undertake a portion of the work. The Company does not expect the cost that will be incurred to be material in connection with the contract manufacturing area and the third party area.

 Inflation

         Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

Item 8.   Financial Statements and Supplementary Data.

         For an index to the financial  statements and  supplementary  data, see
Item 14(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         No response to this Item is required.

                                    PART III

Item 10.   Directors and Executive Officers of the Company.

         Incorporated herein by reference is the information to appear under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 1998.

Item 11.   Executive Compensation.

         Incorporated herein by reference is the information to appear under the caption "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 1998.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

         Incorporated herein by reference is the information to appear under the caption "Principal Shareholders; Shares Held by Management" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 1998.

Item 13.   Certain Relationships and Related Transactions.

         Incorporated herein by reference is the information to appear under the caption "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 1998.


                                                       PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
                                                                                                       Page
(a)      (1)      Financial Statements included in Part II, Item 8, of this Report:
                  Index to Consolidated Financial Statements and Schedule                              F- 1
                  Report of Independent Certified Public Accountants                                   F- 2
                  Consolidated Balance Sheets                                                          F- 3
                  Consolidated Statements of Earnings                                                  F- 5
                  Consolidated Statement of Changes in Shareholders' Equity                            F- 6
                  Consolidated Statements of Cash Flows                                                F- 7
                  Notes to Consolidated Financial Statements                                         F- 8 F-27

(a)      (2)      Financial Statement Schedule included in Part IV of this Report:
                  Report of Independent Certified Public Accountant on Schedule II                     F-28
                  Schedule II - Valuation and Qualifying Accounts                                      F-29

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

10.5 Restated 1981 Incentive Stock Option Plan, incorporated by reference to the Company's 1987 10-K, Exhibit 10.1.

10.6 1993 Non-Qualified Stock Option Plan, incorporated by reference to the Company's 1993 10-K, Exhibit 10.6.

10.6.1 1993 Non-Qualified Stock Option Plan, as amended (filed as Exhibit A to the Company's Definitive Proxy Statement, dated November 3, 1997 for the Annual Meeting of Shareholders held on December 9, 1997).

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

10.11 Electronics Corporation Distributor Agreement, dated November 15, 1974, by and between Kemet and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995,
         Exhibit 10.11.

10.12 Restricted Stock Plan (filed as Exhibit B to the Company's Definitive Proxy Statement, dated November 3, 1997 for the Annual Meeting of Shareholders held on December 9, 1997).

10.12.1 Form of Escrow Agreement under the Restricted Stock Plan, incorporated by reference to the Company's Registration Statement on Form S-8/S-3, Commission File No. 333-49877,
          filed April 10, 1998 Exhibit 4.2.

10.12.2 Form of Stock Purchase Agreement under the Restricted Stock Plan, incorporated by reference to the Company's Registration Statement on Form S-8/S-3 Commission File No. 333-49877, filed April 10, 1998,
         Exhibit 4.3.


10.12.3 Form of Stock Option Agreement, incorporated by reference to the Company's Registration Statement on Form S-8/S-3, Commission File No333-49877, filed April 10, 1998, Exhibit 4.4.


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

99.8.2 Amendment to the Second Restated and Amended Loan and Security Agreement, dated as of August 1, 1997. (b) Reports on Form 8-K filed during last quarter of the period covered by this Report:

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

      Consolidated Balance Sheets                                                                                  F-3

      Consolidated Statements of Earnings                                                                          F-5

      Consolidated Statement of Changes in Shareholders' Equity                                                    F-6

      Consolidated Statements of Cash Flows                                                                        F-7

      Notes to Consolidated Financial Statements                                                                F-8 - F-27

      Report of Independent Certified Public Accountants
         on Schedule                                                                                               F-28

      Schedule II - Valuation and Qualifying Accounts                                                              F-29


     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
    Jaco Electronics, Inc.


We have audited the accompanying consolidated balance sheets of Jaco Electronics, Inc. and Subsidiaries (the "Company") as of June 30, 1997 and 1998 and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jaco Electronics, Inc. and Subsidiaries as of June 30, 1997 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Melville, New York
August 21, 1998

                       Jaco Electronics, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,



                                    ASSETS                                               1997                  1998
                                                                                     -------------            --------

CURRENT ASSETS
    Cash                                                                              $     463,352        $     562,556
    Marketable securities                                                                   627,179              764,810
    Accounts receivable, less allowance for doubtful
       accounts of $846,000 in 1997 and $1,268,000
       in 1998                                                                           22,008,210           21,887,618
    Inventories                                                                          33,311,201           35,737,288
    Prepaid expenses and other                                                            1,359,617            1,203,198
    Prepaid income taxes                                                                    528,243              610,132
    Deferred income taxes                                                                   750,000              772,500
                                                                                       ------------         ------------

         Total current assets                                                            59,047,802           61,538,102




PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                                              5,009,045            6,102,445




DEFERRED INCOME TAXES                                                                       244,000              333,000




EXCESS OF COST  OVER NET  ASSETS  ACQUIRED,  less  accumulated  amortization  of
    $501,000 in 1997
    and $719,000 in 1998                                                                  4,151,574            3,776,912




OTHER ASSETS                                                                              1,543,257            1,668,830
                                                                                        -----------          -----------

                                                                                        $69,995,678          $73,419,289
                                                                                         ==========           ==========




The accompanying notes are an integral part of these statements.

                                         Jaco Electronics, Inc. and Subsidiaries

                                         CONSOLIDATED BALANCE SHEETS (continued)

                                                        June 30,



                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY                                        1997                  1998
                                                                                      -------------           ---------

 CURRENT LIABILITIES
    Accounts payable                                                                    $15,833,198           $16,633,389
    Current maturities of long-term debt and
       capitalized lease obligations                                                        599,239               663,198
    Accrued expenses                                                                      1,468,929             1,760,862
                                                                                        -----------           -----------

         Total current liabilities                                                       17,901,366            19,057,449


 LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS                                                                          15,552,549            17,036,593


 DEFERRED COMPENSATION                                                                      650,000               700,000


 COMMITMENTS AND CONTINGENCIES


 SHAREHOLDERS' EQUITY
    Preferred stock - authorized, 100,000 shares, $10
       par value;  none issued
    Common  stock -  authorized,  10,000,000  shares,  $.10  par  value;  issued
       3,975,721 and 4,065,721 shares, respectively, and 3,888,221 and 3,866,221 shares
       outstanding, respectively                                                            397,572               406,572
    Additional paid-in capital, net                                                      22,180,295            22,396,295
    Unrealized gain on marketable securities                                                120,200               164,385
    Retained earnings                                                                    13,893,696            15,077,957
    Treasury stock - 87,500 and 199,500 shares, respectively,
      at cost                                                                              (700,000)           (1,419,962)
                                                                                       ------------           -----------

                                                                                         35,891,763            36,625,247
                                                                                         ----------            ----------

                                                                                        $69,995,678           $73,419,289
                                                                                         ==========            ==========




The accompanying notes are an integral part of these statements.

                                     Jaco Electronics, Inc. and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF EARNINGS

                                              Year ended June 30,





                                                                     1996                 1997                 1998
                                                                --------------        -------------           --------

Net sales                                                         $167,149,385         $155,097,745         $153,674,226
Cost of goods sold                                                 133,105,227          122,993,172          121,796,083
                                                                   -----------          -----------          -----------

       Gross profit                                                 34,044,158           32,104,573           31,878,143

 Selling, general and administrative expenses                       26,246,741           27,639,567           28,706,520
                                                                  ------------         ------------         ------------

       Operating profit                                              7,797,417            4,465,006            3,171,623

Interest expense                                                     1,347,639              971,253            1,140,362
                                                                 -------------       --------------        -------------

       Earnings before income taxes                                  6,449,778            3,493,753            2,031,261

Income tax provision                                                 2,600,000            1,415,000              847,000
                                                                 -------------        -------------       --------------

       NET EARNINGS                                             $    3,849,778       $    2,078,753       $    1,184,261
                                                                 =============        =============        =============


Net earnings per common share
    Basic                                                               $1.11                $0.53                $0.31
                                                                         ====                 ====                 ====
    Diluted                                                             $1.08                $0.53                $0.30
                                                                         ====                 ====                 ====


Weighted-average common shares and common
    equivalent shares outstanding
      Basic                                                          3,479,707            3,899,181            3,836,700
                                                                     =========            =========            =========
      Diluted                                                        3,554,018            3,947,687            3,921,518
                                                                     =========            =========            =========











The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                    Years ended June 30, 1996, 1997 and 1998


                                                                                               Unrealized
                                                                              Additional        gain on
                                                                                paid-in        marketable          Retained
                                               Shares          Amount           capital        securities          earnings
                                              --------        --------       ------------- ------------------- ----------------
Balance at July 1, 1995                      2,464,384        $246,438     $  5,013,663                     $  7,966,431

Issuance of common stock for cash            1,485,000         148,500       16,991,466
Exercise of stock options                        6,415             642           19,658
Payment for fractional shares resulting
from
   4-for-3 stock split                             (78)             (8)               8                           (1,266)
Unrealized gain on marketable securities                                                     $  68,245
- net
Net earnings                                                                                                   3,849,778
                                            --------------- -------------  ---------------- -------------     -----------


Balance at June 30, 1996                     3,955,721         395,572       22,024,795         68,245        11,814,943

Issuance of common stock in connection
with
   acquisition                                  20,000           2,000          155,500
Purchase of treasury stock
Unrealized gain on marketable
securities - net                                                                                51,955
Net earnings                                                                                                   2,078,753
                                            --------------- -------------  --------------- --------------     -----------


Balance at June 30, 1997                     3,975,721         397,572       22,180,295        120,200        13,893,696

Issuance of restricted  stock                   90,000           9,000          621,000
Deferred compensation expense
Purchase of treasury stock
Unrealized gain on marketable
   securities - net                                                                             44,185
Net earnings                                                                                                   1,184,261
                                            --------------- -------------  ---------------- -------------     -----------


Balance at June 30, 1998                     4,065,721        $406,572      $22,801,295       $164,385       $15,077,957
                                             =========         =======       ==========        =======        ==========











                                                             Deferred          Total
                                              Treasury        compen-       shareholders'
                                               stock          sation           equity
                                              --------        --------       ----------------

Balance at July 1, 1995                                                    $13,226,532

Issuance of common stock for cash                                           17,139,966
Exercise of stock options                                                       20,300
Payment for fractional shares resulting
from
   4-for-3 stock split                                                          (1,266)
Unrealized gain on marketable securities                                         68,245
- net
Net earnings                                                                  3,849,778
                                            --------------- -------------  ---------------


Balance at June 30, 1996                                                     34,303,555

Issuance of common stock in connection
with
   acquisition                                                                  157,500
Purchase of treasury stock                $   (700,000)                        (700,000)
Unrealized gain on marketable
securities - net                                                                 51,955
Net earnings                                                                  2,078,753
                                            --------------- -------------  ----------------


Balance at June 30, 1997                      (700,000)                       35,891,763

Issuance of restricted  stock                                 $(540,000)          90,000
Deferred compensation expense                                   135,000          135,000
Purchase of treasury stock                    (719,962)                         (719,962)
Unrealized gain on marketable
   securities - net                                                               44,185
Net earnings                                                                    1,184,261
                                            --------------- -------------  -----------------


Balance at June 30, 1998                   $(1,419,962)       $(405,000)     $36,625,247
                                             =========         =======       =============




The accompanying notes are an integral part of this statement.

                     Jaco Electronics, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,

                                                                         1996                 1997                1998
                                                                      ------------       -------------        --------

Cash flows from operating activities
   Net earnings                                                    $     3,849,778      $     2,078,753     $     1,184,261
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                       719,899            1,050,666           1,356,457
       Deferred compensation                                                50,000               50,000             185,000
       Deferred income tax benefit                                        (158,000)            (119,000)             33,000
       Loss on sale of equipment                                             8,793                9,941               2,717
       Provision for doubtful accounts                                     761,190              255,931             475,816
       Changes in operating assets and liabilities, net of
         effects of acquisitions
          (Increase) decrease in accounts receivable                    (2,540,656)           1,603,022            (355,660)
           Increase in inventories                                      (3,435,627)          (1,767,196)         (2,426,087)
           Decrease (increase) in prepaid expenses and other               516,789             (615,364)            156,419
           Increase (decrease) in accounts payable                      (1,237,895)            (594,557)            800,191
           Increase (decrease) in accrued expenses                        (124,638)             235,950             291,933
           Decrease in income taxes payable                                (91,732)            (902,545)            (81,889)
                                                                  ----------------      ---------------    ----------------
       Net cash provided by (used in) operating activities              (1,682,099)           1,285,601           1,622,158
                                                                    --------------       --------------      --------------
Cash flows from investing activities
   Increase in marketable securities                                      (379,036)             (59,943)            (68,049)
   Capital expenditures                                                   (789,635)            (943,352)         (1,068,775)
   Proceeds from the sale of equipment                                      12,047               42,867             120,515
   Business acquisitions, net of cash acquired                                               (4,742,249)
   Decrease in due from officers, net                                      309,808
   Increase in other assets                                                  (6,328)           (176,728)           (258,905)
                                                                  -----------------     ---------------     ---------------
       Net cash used in investing activities                              (853,144)          (5,879,405)         (1,275,214)
                                                                   ---------------       --------------      --------------
Cash flows from financing activities
   Proceeds from public offering - net                                  17,139,966
   Borrowings from line of credit                                      173,061,732          161,931,215         152,258,926
   Payments of line of credit                                         (179,449,087)        (155,834,207)       (151,076,073)
   Principal payments under equipment financing                           (251,626)            (289,727)           (586,345)
   Payments under term loans                                            (8,214,286)            (214,286)           (214,286)
   Purchase of treasury stock                                                                  (700,000)           (719,962)
   Proceeds from issuance of restricted stock                                                                        90,000
   Proceeds from exercise of stock option                                   20,300
   Payments for fractional shares                                           (1,266)
                                                                    --------------       --------------    -----------------
       Net cash (used in) provided by financing activities               2,305,733            4,892,995            (247,740)
                                                                    --------------       --------------     ---------------
       NET INCREASE (DECREASE) IN CASH                                    (229,510)             299,191              99,204
Cash at beginning of year                                                  393,671              164,161             463,352
                                                                   ---------------      ---------------     ---------------
Cash at end of year                                               $        164,161     $        463,352    $        562,556
                                                                   ===============      ===============     ===============
Supplemental cash flow disclosures:
   Interest paid                                                   $     1,472,000     $        815,000     $     1,301,000
   Income taxes paid                                                     2,882,000            2,502,000             929,000
Supplemental schedule of noncash financing and investing activities:
     Equipment under capital leases                               $                    $        531,561     $     1,165,781
                                                                       -


The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1996, 1997 and 1998



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Jaco Electronics, Inc. and Subsidiaries (the "Company") is primarily engaged in the distribution of semiconductors, capacitors, resistors, electromechanical devices, flat panel displays, power supplies, computers and computer subsystems, produced by others, for the manufacture and assembly of electronic products. In addition, the Company provides contract manufacturing services.

     Electronics parts distribution sales include exports made principally to customers located in Western Europe. For the years ended June 30, 1996, 1997 and 1998, export sales amounted to approximately $4,963,000, $4,102,000 and $4,537,000, respectively.

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

     3.  Investments in Marketable Securities

         Investments in marketable securities consist of investments in mutual funds. Such investments have been classified as "available for sale securities" and are reported at fair market value which is inclusive of unrealized gains of approximately $188,200 and $257,782 in 1997 and 1998, respectively. Changes in the fair value of "available for sale securities" are classified as a separate component of shareholders' equity, net of any related deferred tax effects.

     4.  Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     5.  Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful life of the assets.

          The  Company  capitalizes  costs  incurred  for  internally  developed software where economic and technological feasibility has been established. These capitalized software costs will be amortized on a straight-line basis over the estimated useful life of the software, which will be five to seven years. Amortization will begin in the period in which the software is available for use.

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

     8.  Earnings Per Common Share

          In fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and, where appropriate, restated to conform to the SFAS No. 128 computation.

     9.  Financial Instruments and Business Concentrations

         Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company's customer base, their dispersion across geographic areas and industries, along with the Company's policy of maintaining credit insurance. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

         Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. The Company's principal financial instrument consists of a revolving credit facility, expiring on September 13, 2000, with two participating banks. The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rate approximates the current prevailing interest rate.

         The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements. During the year ended June 30, 1998, the Company's top three suppliers accounted for 16%, 13% and 9%, respectively, of net sales. As is common in the electronics distribution industry, from time to time the Company has experienced terminations of relationships with suppliers. There can be no assurance that, in the event a supplier cancelled its distributor agreement with the Company, the Company will be able to replace the sales with sales of other products.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

    11.  Accounting Pronouncements Not Yet Adopted

     In July 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information". Statement No.130, which must be adopted by the Company in fiscal year 1999, establishes standards for the reporting and display of comprehensive income and its components in a complete set of financial statements. Statement No. 131, which must also be adopted by the Company in fiscal year 1999, changes the way segment information is reported and establishes standards for related disclosures about products and services, geographic areas, and major customers.

         The adoption of these new standards will not have a material impact on the Company's financial position or results of operations.


NOTE B - INVENTORY

     Inventories consist of the following:

                                                                                                June 30,
                                                                                    1997                     1998

        Finished goods and goods held for resale                                   $30,129,201              $30,490,288
        Work-in-process                                                                455,000                  555,000
        Raw materials                                                                2,727,000                4,692,000
                                                                                   -----------              -----------

                                                                                   $33,311,201              $35,737,288
                                                                                    ==========               ==========



                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE C - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of:


                                                                         Useful                        June 30,
                                                                          life                 ---------------------
                                                                        in years            1997                1998
                                                                      ----------        ------------        --------

         Land, building and improvements                                10 to 30          $1,468,708          $1,468,708
         Machinery and equipment                                         3 to 8            4,698,011           6,028,756
         Internally developed software costs                             5 to 7              549,159           1,123,897
         Transportation equipment                                        3 to 5               51,050              32,063
         Leasehold improvements                                          5 to 10             569,515             599,757
                                                                                          ----------          ----------

                                                                                           7,336,443           9,253,181

         Less accumulated depreciation and amortization
             (including $272,500 in 1997 and $326,134
             in 1998 of capitalized lease amortization)                                    2,327,398           3,150,736
                                                                                           ---------           ---------

                                                                                          $5,009,045          $6,102,445
                                                                                           =========           =========

     Included in machinery and equipment are assets recorded under capitalized leases at June 30, 1997 and 1998 for $949,695 and $1,789,913, respectively.


 NOTE D - INCOME TAXES

     The components of the Company's provision for income taxes is as follows:

                                                                                     June 30,

                                                                1996                    1997                  1998
                                                            -------------          -------------           -------

        Federal
           Current                                             $2,176,000             $1,262,000              $663,000
           Deferred                                              (158,000)              (119,000)               33,000
                                                               ----------             ----------              --------

                                                                2,018,000              1,143,000               696,000

        State                                                     582,000                272,000               151,000
                                                               ----------             ----------               -------

                                                               $2,600,000             $1,415,000              $847,000
                                                                =========              =========               =======



                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE D - INCOME TAXES (continued)

     The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                                                           June 30,
                                                                         --------------------------------------------
                                                                           1996               1997               1998
                                                                          ------            --------           ------

        Statutory Federal tax rate                                        34.0%               34.0%              34.0%
        State income taxes, net of Federal tax benefit                     6.0                 5.1                5.0
        Sales expense for which no tax
           benefit arises                                                   .1                 1.8                2.4
        Other                                                               .2                 (.4)                .3
                                                                        ------              ------             ------

        Effective tax rate                                                40.3%               40.5%              41.7%
                                                                          ====                ====               ====

     Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes are summarized as follows:

                                                                                       1997                    1998
                                                                                   -------------           ------------

         Deferred tax assets
              Net operating loss carryforwards                                       $   409,000            $   260,000
              Allowance for bad debts                                                    308,000                463,000
              Inventory valuation                                                        691,000                874,000
              Deferred compensation                                                      237,000                255,000
              Other deferred assets                                                       65,000                198,500
                                                                                     -----------             ----------

                                                                                       1,710,000              2,050,500

         Deferred tax liabilities
             Depreciation                                                               (104,000)              (458,000)
             Other                                                                       (50,000)               (68,000)
             Unrealized gain on marketable securities
                available for sale                                                       (68,000)               (94,000)
                                                                                     -----------            -----------

                                                                                       1,488,000              1,430,500

         Valuation allowance                                                            (494,000)              (325,000)
                                                                                      ----------             ----------

         Net deferred tax asset                                                      $   994,000             $1,105,500
                                                                                      ==========              =========



                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE D - INCOME TAXES (continued)

     At June 30, 1998, the Company, through an acquisition, has available a Federal net operating loss carryforward of approximately $713,000. Such net operating loss is subject to certain limitations and expires in varying amounts during the fiscal years 2007 through 2009. Further, the Company has established a valuation allowance with respect to the net deferred tax assets attributable to this acquired subsidiary. During fiscal 1998, $169,000 of such net deferred tax asset was recognized as a reduction of the excess of cost over net assets acquired attributable to the acquired subsidiary. The subsequent realization of such deferred tax asset will result in the reduction of the excess of cost over net assets acquired.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE E - EARNINGS PER COMMON SHARE

                                                                  For the year ended June 30,
                                                      1996                                          1997
                                    ----------------------------------------      ----------------------------------------
                                       Income           Shares          Per          Income           Shares          Per
                                       (Numer-         (Denomi-        Share         (Numer-         (Denomi-        Share
                                        ator)           nator)        Amount          ator)           nator)        Amount
                                     ---------        ---------      -------       ---------        ---------      -------

       Basic earnings per share;
         income available to
         common shareholders        $3,849,778        3,479,707        $1.11      $2,078,753        3,899,181        $0.53

       Effect of dilutive
       securities
         Stock options                                   74,311                                        48,506
                                  ---------------   -----------                 ----------------  -----------


       Diluted earnings per
         share; income
         available
         to common shareholders
         plus assumed
         conversions                $3,849,778        3,554,018        $1.08      $2,078,753        3,947,687        $0.53
                                     =========        =========                    =========        =========


                                        For the year ended June 30,
                                                  1998
                                    ----------------------------------------
                                       Income           Shares          Per
                                       (Numer-         (Denomi-        Share
                                        ator)           nator)        Amount
                                     ---------        ---------       -------

       Basic earnings per share;
         income available to
         common shareholders        $1,184,261      3,836,700        $0.31

       Effect of dilutive
       securities
         Stock options                                84,818
                                  ---------------   -----------                 -


       Diluted earnings per
         share; income
         available
         to common shareholders
         plus assumed
         conversions                $1,184,261      3,921,518        $0.30
                                     =========      =========

     Options to purchase 217,631 shares of common stock at a price range of $7.00 to $12.75 and warrants to purchase 70,000 shares of common stock at $22.95 were outstanding during the year. They were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS

     Debt and capitalized lease obligations are as follows:

                                                                                                    June 30,
                                                                                        1997                      1998
                                                                                     ------------             -----------

       Term loans and revolving line of credit (a)                                    $14,821,883             $15,897,542
       Other term loans (b)                                                               358,073                 133,863
       Equipment notes (c)                                                                250,165                 115,998
       Capitalized lease obligations (d)                                                  847,328               1,825,066
                                                                                     ------------             -----------

                                                                                       16,277,449              17,972,469

       Less amounts representing interest on capitalized
           leases                                                                         125,661                 272,678
                                                                                     ------------            ------------

                                                                                       16,151,788              17,699,791

       Less current maturities                                                            599,239                 663,198
                                                                                     ------------            ------------

                                                                                      $15,552,549             $17,036,593
                                                                                       ==========              ==========

     (a)   Term Loans and Revolving Line of Credit Facility

           The Company's agreement with its banks, as amended, provides the Company with a $30,000,000 term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories of the Company as defined in the agreements. The agreement was amended to: (i) extend the maturity date to September 13, 2000, (ii) change the interest rate to a rate based on the average 30 day LIBOR rate plus 3/4% to 1-1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and (iii) changed the requirements of certain financial covenants. The applicable interest rate may be adjusted quarterly and borrowings under this facility are collateralized by substantially all of the assets of the Company. The outstanding balance on the revolving line of credit facility was $15,308,260 at June 30, 1998, with an associated interest rate of 6.91%. Pursuant to the same agreement, at June 30, 1998, a term loan with a remaining balance of $589,282 requires monthly principal payments of $17,857, together with interest through September 13, 2000, with a final payment of $107,146 due on September 13, 2000. The agreement contains provisions for maintenance of certain financial ratios, all of which the Company is in compliance with, and prohibits the payment of cash dividends.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)

     (b)   Other Term Loans

           Other term loans as of June 30, 1998 are as follows:

                                                                                                         Monthly
                Date of loan                                  Balance              Term                  payment

                March 16, 1995                               $  23,070           60 months                $1,160
                March 16, 1995                                 110,793           84 months                 2,730
                                                               -------

                                                              $133,863


           The above loans are collateralized by the related equipment acquired, having a carrying value of approximately $331,000 at June 30, 1998 and $422,000 at June 30, 1997. The agreements contain, among other things, restrictive covenants on one of the Company's subsidiaries, which place limitations on: (i) consolidations, mergers and acquisitions, (ii) additional indebtedness, encumbrances and guarantees, (iii) loans to shareholders, officers or directors, (iv) dividends and stock redemptions, and (v) transactions with affiliates, all as defined in the agreements. The loans bear interest payable monthly, at 6% and 5.5%, respectively.

     (c)   Equipment Notes

           The equipment notes are payable through September 1999, bearing implicit interest rates from 7.55% to 9.68%, and are collateralized by the related equipment.

     (d)   Capitalized Lease Obligations

           The Company leases certain equipment under agreements accounted for as capital leases. During fiscal 1998, the Company acquired approximately $1,166,000 of equipment through capital leases. The obligations for the equipment require the Company to make monthly payments through July 2003, with implicit interest rates from 7.0% to 8.5%.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)

     The following is a summary of the aggregate annual maturities of debt and capitalized lease obligations as of June 30, 1998:

                                                                                                          Capitalized
                                                                                       Debt                   leases

        Year ending June 30,
             1999                                                                   $     357,850            $   406,439
             2000                                                                         261,211                407,189
             2001                                                                      15,504,324                407,189
             2002                                                                          24,018                366,828
             2003                                                                                                218,869
             2004                                                                                                 18,552
                                                                                       ----------              ---------

                                                                                      $16,147,403             $1,825,066
                                                                                       ==========              =========


NOTE G - COMMITMENTS AND CONTINGENCIES


     1.  Leases

         The Company leases certain office and warehouse facilities under noncancellable operating leases. The leases also provide for the payment of real estate taxes and other operating expenses of the buildings. The minimum annual lease payments under such leases are as follows:

                            Year ending June 30,
                                1999                                                   $1,117,447
                                2000                                                    1,084,685
                                2001                                                      949,898
                                2002                                                      922,080
                                2003                                                      897,361
                                Thereafter                                                354,589
                                                                                       ----------

                                                                                       $5,326,060
                                                                                       ==========

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE G - COMMITMENTS AND CONTINGENCIES (continued)

         In addition, the Company leases office and warehouse facilities from a partnership owned by two officers and directors of the Company. The lease expires in December 2003 and requires minimum annual lease payments as follows:

                            Year ending June 30,
                                1999                                                  $   569,550
                                2000                                                      598,000
                                2001                                                      627,900
                                2002                                                      659,327
                                2003                                                      692,293
                                Thereafter                                                354,589
                                                                                       ----------


                                                                                       $3,501,659
                                                                                       ==========

         The  Company's  rent expense was  approximately  $528,000,  $602,00 and
         $602,000   for  the  years  ended  June  30,   1996,   1997  and  1998,
         respectively, in connection with the above lease.

         Rent expense on office and warehouse facilities leases for the years ended June 30, 1996, 1997 and 1998 was approximately $846,000 $962,000 and $1,033,000, respectively, net of sublease income of approximately $120,000, $115,000 and $115,000, respectively.

     2.  Other Leases

         The Company also leases various office equipment and automobiles under noncancellable operating leases expiring through April 2003. The minimum rental commitments required under these leases at June 30, 1998 are as follows:


                            Year ending June 30,
                                1999                                                     $219,448
                                2000                                                      128,922
                                2001                                                       29,613
                                2002                                                       15,096
                                2003                                                        8,659
                                                                                        ---------

                                                                                         $401,738
                                                                                        =========


                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE G - COMMITMENTS AND CONTINGENCIES (continued)

     3.  Employment Agreement

         Effective July 1, 1993, the Company entered into an employment agreement with its Chairman which expired July 1, 1997, pursuant to which the Chairman received a base annual salary of $325,000. In addition, the Chairman was entitled to an annual bonus equal to 4% of earnings before income taxes, if earnings for a particular fiscal year exceed $1,000,000 or 6% if earnings before income taxes are in excess of $2,500,000. The agreement also provided for the continuation of the deferred compensation arrangement first established in fiscal 1985, whereby $50,000 per year has been accrued and becomes payable in its entirety no later than January 15 of the year next following the last to occur of the following events: (1) the Chairman's attainment of age 60 (fiscal 1999) or (2) cessation of the Chairman's employment with or without cause after July 1, 1993. In the event of a change in control resulting in termination of the Chairman's employment, the Chairman will receive between $450,000 and $600,000 depending on the date of termination. For the years ended June 30, 1996, 1997 and 1998, bonuses of approximately $387,000, $210,000 and $81,000, respectively, were earned pursuant to the Chairman's employment agreement. Presently, the Company is operating pursuant to the terms of the expired agreement and is in negotiations with its Chairman to extend his employment agreement under terms substantially similar to the above.

     4.  Other Matters

         The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE H - RETIREMENT PLAN

     The Company maintains a 401(k) Plan that is available to all employees, to which the Company contributes up to a maximum of 1% of each employee's salary. For the years ended June 30, 1996, 1997 and 1998, the Company contributed to this plan approximately $104,000, $91,000 and $132,000, respectively.


NOTE I - SHAREHOLDERS' EQUITY

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

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE I - SHAREHOLDERS' EQUITY (continued)

     In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the "1993 Non-Qualified Stock Option Plan," hereinafter referred to as the "1993 Plan." The Board of Directors or Plan Committee is responsible for the granting of and price of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. In December 1997, the shareholders of the Company approved an increase in the amount of shares reserved for the 1993 plan to 600,000 from 293,333, of which 290,833 are outstanding.

     In October 1993, the Board of Directors approved the adoption of a stock option plan for outside directors, known as the "1993 Stock Option Plan for Outside Directors," hereinafter referred to as the "Outside Directors Plan." Each outside director who was serving as of December 31, 1993 was granted a nonqualified stock option to purchase 14,667 shares of the Company's common stock at the fair market value on the date of grant. Each outside director who was serving on December 31 of each calendar year subsequent to 1993 was granted options to purchase 2,933 shares of the Company's common stock annually. The Outside Directors Plan expired on January 1, 1998, with a total of 55,731 options outstanding. Granted options shall expire upon the earlier of five years after the date of grant or one year following the date on which the outside director ceases to serve in such capacity.

     In June 1997, the Company appointed an additional outside director to the Board of Directors who received 10,000 options to purchase the Company's common stock at the fair market value on the date of grant. These options were not granted pursuant to any of the Company's existing stock option plans.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE I - SHAREHOLDERS' EQUITY (continued)

     Outstanding options granted to employees, directors and officers for the last three fiscal years are summarized as follows:

                                                                                                                   Weighted
                                                      Incentive                       Nonqualified                  average
                                                    stock options                     stock options                exercise
                                             Price range          Shares       Price range          Shares           price

        Outstanding at June 30, 1995           $1.02              2,750      $  4.77 -   5.80      135,300         $  5.06

        Granted                                                              $ 11.50 -  12.75       68,366           12.64
        Exercised                              $1.02             (2,750)     $  4.77                (3,666)           4.77
                                                                 ------                          ---------

        Outstanding at June 30, 1996                             -           $  4.77 - 12.75       200,000            7.65

        Granted                                                              $  7.00 -  8.50       150,265            7.15
        Exercised

        Outstanding at June 30, 1997                             -           $  4.77 - 12.75       350,265            7.44

        Granted                                                              $  6.25                 8,799            6.25
        Expired                                                              $ 12.75                (2,500)          12.75
                                                            ------------                         ---------           -----

        Outstanding at June 30, 1998                             -           $  4.77 - 12.75       356,564            7.37
                                                            ============                           =======

        Amounts exercisable at
            June 30, 1998                                        -           $  4.77 - 12.75       356,564            7.37
                                                            ============                           =======

     The following table summarizes information concerning currently outstanding and exercisable nonqualified stock options:


                                                                                        Weighted-
                                                                    Number               average               Weighted-
                                                                  outstanding           remaining               average
                                                                      and              contractual             exercise
         Range of exercise prices                                 exercisable         life (months)              price

             $4.77 - $  9.00                                        290,698           29 months                $  6.18

             $9.01 - $12.75                                          65,866           29 months                 $12.64



                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE I - SHAREHOLDERS' EQUITY (continued)

     The weighted-average option fair value on the grant date was $3.10, $1.82 and $1.88 for options issued during the years ended June 30, 1996, 1997 and 1998, respectively.

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

                                                                         1996                 1997                 1998
                                                                    ---------------      ---------------      ---------

        Net earnings
            As reported                                                 $3,849,778           $2,078,753           $1,184,261
            Pro forma                                                    3,639,117            1,805,602            1,167,761
        Net earnings per common share  - basic
            As reported                                                     $1.11                 $.53                 $.31
            Pro forma                                                        1.05                  .46                  .30
        Net earnings per common share - diluted
            As reported                                                     $1.08                 $.53                 $.30
            Pro forma                                                        1.02                  .46                  .30


     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30, 1996, 1997 and 1998, respectively: expected volatility of 25%, 25% and 35%; risk-free interest rates of 5.67%, 6.32% and 5.42% and expected term of 3 years for all years.

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

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE I - SHAREHOLDERS' EQUITY (continued)

     The Board of Directors of the Company has authorized the purchase of up to 250,000 shares of its common stock under a stock repurchase program. Subsequent to year-end, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company's common stock. The purchases may be made by the Company from time to time on the open market at the Company's discretion and will be dependent on market conditions. To date, the Company has purchased 404,500 shares of its common stock for aggregate consideration of $2,176,342 under this program.

     In June 1997, the Company's Board of Directors approved the adoption of a restricted stock plan, which was subsequently ratified by shareholders during the Company's December 1997 annual meeting. The plan enables the Board of Directors or Plan Committee to have sole discretion and authority to determine who may purchase restricted stock, the number of shares, the price to be paid and the restrictions placed upon the stock. Pursuant to this plan, the Company has issued 90,000 shares of common stock to certain employees at a purchase price of $1.00 per share. Shares purchased are subject to a four-year vesting period and the Company recognized $135,000 of compensation expense during fiscal 1998 in connection with this plan.


NOTE J - ACQUISITIONS

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

                          June 30, 1996, 1997 and 1998



NOTE K - SEGMENT INFORMATION

     The Company has two business segments: electronics parts distribution and contract manufacturing. The following is a summary of selected consolidated information for the electronics components distribution and contract manufacturing segments.

                                                                                    Year ended June 30,
                                                                           ------------------------------------
                                                                      1996                  1997                 1998
                                                                   ---------             ---------              -------
                                                                                      (in thousands)

       Sales
           Electronics components distribution                      $156,303              $145,091             $137,297
           Contract manufacturing                                     10,846                10,007               16,377
                                                                    --------              --------             --------

                                                                    $167,149              $155,098             $153,674
                                                                     =======               =======              =======

       Operating profit
           Electronics components distribution                    $    7,640            $    3,994           $    2,251
           Contract manufacturing                                        157                   471                  921
                                                                  ----------            ----------           ----------

                                                                  $    7,797            $    4,465           $    3,172
                                                                   =========             =========            =========

       Identifiable assets
           Electronics components distribution                     $  53,600             $  61,515            $  60,929
           Contract manufacturing                                      7,543                 8,481               12,490
                                                                   ---------             ---------             --------

                                                                   $  61,143             $  69,996            $  73,419
                                                                    ========              ========             ========

       Capital expenditures
           Electronics components distribution                   $       524           $       810           $    1,002
           Contract manufacturing                                        266                   133                   67
                                                                  ----------            ----------          -----------

                                                                 $       790            $      943           $    1,069
                                                                  ==========             =========            =========

       Depreciation and amortization
           Electronics components distribution                   $       422           $       742          $       913
           Contract manufacturing                                        298                   309                  443
                                                                  ----------            ----------           ----------

                                                                 $       720            $    1,051           $    1,356
                                                                  ==========             =========            =========



                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996, 1997 and 1998



NOTE L - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL
                  DATA (UNAUDITED)

                                                                           Quarter ended
                                               September 30,        December 31,          March 31,          June 30,
                                                   1997                 1997                1998               1998

      Net sales                                $36,878,534         $39,787,894          $38,334,936         $38,672,862
      Gross profit                               7,817,154           8,198,631            7,913,643           7,948,715
      Net earnings                                 398,030             463,183              262,859              60,189

      Earnings per common share
         Net earnings per common
           share - basic and diluted                  $.10         $.12                        $.07                $.02
                                                       ===          ===                         ===                 ===



                                                                           Quarter ended
                                               September 30,      December 31,           March 31,           June 30,
                                                   1996              1996                  1997                1997

      Net sales                                 $38,321,790       $38,194,939          $38,661,610          $39,919,406
      Gross profit                                8,115,502         8,011,793            7,863,345            8,113,933
      Net earnings                                  787,641           621,281              347,338              322,493

      Earnings per common share
         Net earnings per common
           share - basic and diluted                   $.20             $.16                  $.09                 $.08
                                                        ===              ===                   ===                  ===




                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE




Board of Directors and Shareholders
    Jaco Electronics, Inc.


In connection with our audit of the consolidated financial statements of Jaco Electronics, Inc. and Subsidiaries referred to in our report dated August 21, 1998, which is included in this annual report on Form 10-K, we have also audited
Schedule II for each of the three years in the period ended June 30, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP


Melville, New York
August 21, 1998

                     Jaco Electronics, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 1996, 1997 and 1998





             Column A                    Column B                    Column C                  Column D          Column E
             --------                    --------         ----------------------------         --------          --------
                                                                     Additions
                                                             (1)                (2)
                                                                           Charged to
                                        Balance at        Charged to          other                              Balance
                                        beginning         costs and        accounts -        Deductions -       at end of
            Description                 of period          expenses         describe           describe           period

Allowance for doubtful accounts
    Year ended June 30, 1996             $610,000          $761,000        $153,000 (a)       $766,000 (b)     $   758,000
                                          =======           =======         =======            =======          ==========

    Year ended June 30, 1997             $758,000          $256,000       $  95,000 (a)(c)    $263,000 (b)     $   846,000
                                          =======           =======        ========            =======          ==========

    Year ended June 30, 1998             $846,000          $476,000        $226,000 (a)       $280,000 (b)      $1,268,000
                                          =======           =======         =======            ========          =========




(a)  Recoveries of accounts.
(b) Represents write-offs of uncollectible accounts. (c) Includes balance attributable to acquired subsidiary.

                                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            JACO ELECTRONICS, INC.


Date:    September 28, 1998                  By: Joel H. Girsky
                                             --------------------
                                             Joel H. Girsky, Chairman of the
                                             Board, President and Treasurer
                                             (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    September 28, 1998                   Joel H. Girsky
                                              ---------------------
                                              Joel H. Girsky, Chairman of the
                                              Board, President and Treasurer
                                              (Principal Executive Officer)

Date:    September 28, 1998                   Jeffrey D. Gash
                                              ---------------------
                                              Jeffrey D. Gash, Vice President
                                              Finance
                                              Principal Financial and Accounting
                                              Officer)

Date:    September 28, 1998                   Stephen A. Cohen
                                              ---------------------
                                              Stephen A. Cohen, Director


Date:    September 28, 1998                   Edward M. Frankel
                                              ---------------------
                                              Edward M. Frankel, Director


Date:    September 28, 1998                   Charles B. Girsky
                                              ---------------------
                                              Charles B. Girsky, Executive
                                              Vice President and Director


Date:    September 28, 1998                   Joseph F. Hickey, Jr.
                                              -------------------------------
                                              Joseph F. Hickey, Jr., Director