Form 10-K/A
period 1998-06-30
JACO ELECTRONICS INC
filed 1998-10-28
CIK 52971

FORM 10-K/A
                                 AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934]


                           For the fiscal year ended
 ............................................................June 30, 1998

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________________ to _____________________
                         Commission File Number 0-5896

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                    PART III

  Item 10.       Directors and Executive Officers of the Company.

                  The directors and executive officers of the Company, their ages, their positions and terms of office with the Company are set forth below.






    Name                                    Age                   Title

   Joel H. Girsky                          59                    Chairman of the Board, President, Treasurer, and Director

   Charles B. Girsky                       64                    Executive Vice President and Director

   Stephen A. Cohen                        61                    Director

   Edward M. Frankel                       60                    Director

   Joseph F. Hickey, Jr.                   40                    Director

   Jeffrey D. Gash                         45                    Vice President, Finance

   Herbert Entenberg                       64                    Vice President of Management and Information
                                                                 Systems, and Secretary

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

     Joseph F. Hickey, Jr. became a Director of the Company on May 28, 1997. Since February 1, 1991, he has been employed by Cleary Gull Reiland and McDevitt Inc., an investment banking firm located in Milwaukee, Wisconsin. Since 1997, he has been the managing director at Cleary Gull Reiland and McDevitt Inc. syndication department.


     Jeffrey D. Gash became Vice President of Finance of the Company in January, 1989, and was Controller of the Company for more than five years prior thereto. He has also served in similar capacities with the Company's subsidiaries.

     Herbert Entenberg has served as Vice President of Management and Information Systems, and Secretary since 1988. Mr. Entenberg oversees management information systems and operations of the Company and is responsible for developing and implementing the Company's inventory control system.

Item 11.          Executive Compensation.


     The following table sets forth, for the Company's three most recently ended fiscal years, the compensation paid or accrued to the President of the Company and to the executive officers of the Company, other than the President, whose aggregate annual salary and bonus for the Company's last fiscal year exceeded $100,000:



                                              SUMMARY COMPENSATION TABLE


                               Annual Compensation Awards Payouts
Name and                                                           Other
Principal                                                          Annual
Position                         Year      Salary($)    Bonus($) Compensation($)
--------                         ----      ---------    -------- ---------------

Joel H. Girsky,                 1996       325,000        387,000       -
  Chairman of the Board,        1997       325,000        210,000       -
  President, and Treasurer(1)   1998       325,000         81,000       -

Charles B. Girsky,              1996       225,000         96,535       -
  Executive Vice President(3)   1997       225,000         73,475       -
                                1998       225,000         41,000       -

Jeffrey D. Gash,                1996        96,000         42,595       -
  Vice President, Finance(4)    1997       104,808         25,000       -
                                1998       125,000         33,100       -

Herbert Entenberg               1996       102,560         20,188       -
  Vice President of             1997       102,560         10,481       -
  Management and                1998       109,920         30,694       -
  Information Systems,
  and Secretary



                                                         Long-Term Compensation
                                                       Awards                        Payouts
Name and                                     Restricted                                      All Other
Principal                                     Stock            Options/       LTIP         Compensation
Position                         Year        Awards($)         SARs (#)      Payouts($)       ($)(2)
--------                         ----        ---------         --------     --------------- ---------

Joel H. Girsky,                 1996             --                 --               --         84,301
  Chairman of the Board,        1997          150,000**           15,399             --         73,924
  President, and Treasurer(1)   1998             --                 --               --         77,196

Charles B. Girsky,              1996             --               15,000             --          5,608
  Executive Vice President(3)   1997          150,000**           25,000             --          4,976
                                1998             --                 --               --          6,719

Jeffrey D. Gash,                1996             --                5,000             --          1,841
  Vice President, Finance(4)    1997           60,000**           10,000             --          2,004
                                1998             --                 --               --          3,920

Herbert Entenberg               1996             --                2,500             --          3,197
  Vice President of             1997           30,000**            5,000             --          3,343
  Management and                1998             --                 --               --          4,926
  Information Systems,
  and Secretary


-----------------------

(1) Mr. Joel Girsky entered into a four-year employment agreement with the Company, effective as of July 1, 1997, to serve as the Company's Chairman and President. The employment agreement will automatically renew for additional one year periods on each anniversary date, until such time that the Company or Mr. Joel Girsky delivers written notice to the other party not less than 90 days prior to an anniversary date, declining such renewal. In the event that a notice of non-renewal is delivered by either party, Mr. Girsky's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. Pursuant to the agreement, Mr. Joel Girsky received a base salary of $325,000 for the fiscal year ended June 30, 1998 and shall receive a base salary of $325,000 for each fiscal year ending June 30, thereafter. In addition, he is entitled to receive a cash bonus equal to four percent (4%) of the Company's earnings before income taxes for each fiscal year in which such earnings are in excess of $1,000,000, or six percent (6%) of the Company's earnings before income taxes for such fiscal year if such earnings are in excess of $2,500,000 up to a maximum annual cash bonus of $720,000. If the Company's earnings before income taxes are in excess of $12,000,000 for any such fiscal year, Mr. Girsky may also receive common stock options of the Company as negotiated by Mr. Girsky and the Company at such time. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $1,500,000 if he dies or becomes permanently disabled during the term of the employment agreement. The death and disability benefit may be funded by insurance policies maintained by the Company. In the event of Mr. Girsky's cessation of employment with the Company, upon his request, the Company is obligated to transfer such policies to Mr. Girsky. Thereafter, the Company would have no further liability for the payment of such benefit or the premiums on such policy. In addition, pursuant to the terms of the employment agreement, Mr. Girsky shall receive deferred compensation which accrues at the rate of $50,000 per year, and becomes payable in a lump sum at the later of (i) Mr. Girsky's attainment of age 60 (which event shall occur in Fiscal 1999), or
     (ii) his cessation of employment, with or without cause, at any time. In the event of a change in control, Mr. Girsky will receive two hundred and ninety-nine percent of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky's base amount, as computed in accordance with
     Section 280G(d)(4) of the Internal Revenue Code of 1986. Additionally, upon a change of control, under certain circumstances, Mr. Girsky's employment agreement may be assigned by the Company or any such successor or surviving corporation upon sixty days prior written notice to Mr. Girsky.

(2) Includes auto expenses, 401(k) matching contributions by the Company, premiums paid on group term life insurance, taxable portion of split dollar life insurance policies and deferred compensation accrued in connection with Mr. Joel Girsky's employment agreement with the Company, as described in footnote (1) above. Auto expenses for Fiscal 1998 for the Named Executives were as follows: Mr. Joel Girsky -- $19,247, Mr. Charles Girsky -- $3,574, Mr. Gash -- $2,025 and Mr. Entenberg -- $2,154. 401(k) matching contributions for Fiscal 1998 for the Named Executives were as follows: Mr. Joel Girsky -- $1,000, Mr. Charles Girsky -- $1,039, Mr. Gash -- $1,373 and Mr. Entenberg -- $1,256. Premiums paid on group term life insurance for Fiscal 1998 for the Named Executives were as follows: Mr. Joel Girsky -- $1,350, Mr. Charles Girsky -- $2,106, Mr. Gash -- $522 and Mr. Entenberg -- $1,516. The taxable portion of split dollar life insurance policies for Mr. Joel Girsky was $5,599 for Fiscal 1998. $50,000 deferred compensation was accrued in Fiscal 1998 in connection with Mr. Joel Girsky's employment agreement with the Company.

(3) Mr. Charles Girsky entered into a four-year employment agreement with the Company, effective as of July 1, 1998, to serve as the Company's Executive Vice President. The employment agreement will automatically renew for additional one year periods on each anniversary date, until such time that the Company or Mr. Charles Girsky delivers written notice to the other party not less than 90 days prior to an anniversary date, declining such renewal. In the event that a notice of non-renewal is delivered by either party, Mr. Girsky's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. Pursuant to the agreement, Mr. Girsky will receive a base salary of $225,000 for the fiscal year ending June 30, 1999, and shall receive a base salary of $225,000 for each fiscal year ending June 30, thereafter. In addition, he is entitled to receive a cash bonus equal to two percent (2%) of the Company's earnings before income taxes for each fiscal year in which such earnings are in excess of $1,000,000, or three percent (3%) of the Company's earnings before income taxes for such fiscal year if such earnings exceed $2,500,000 up to a maximum annual cash bonus of $360,000. If the Company's earnings before income taxes are in excess of $12,000,000 for any such fiscal year, Mr. Girsky may receive the number of common stock options of the Company as shall be negotiated by Mr. Girsky and the Company at that time. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $1,000,000 if he dies during the term of the employment agreement. The death benefit may be funded by a life insurance policy maintained by the Company. In the event of Mr. Girsky's cessation of employment with the Company, upon his request, the Company is obligated to transfer such policy to Mr. Girsky. Thereafter, the Company would have no further liability for the payment of such benefit or the premiums on such policy. In the event of a change in control, Mr. Girsky will receive two hundred and fifty percent of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky's base amount, as computed in accordance with Section 280G(d)(4) of the Internal Revenue Code of 1986. Additionally, upon a change of control, under certain circumstances, Mr. Girsky's employment agreement may be assigned by the Company or any such successor or surviving corporation upon sixty days prior written notice to Mr. Girsky.

(4) Mr. Jeffrey D. Gash entered into a four-year employment agreement with the Company, effective as of July 1, 1998, to serve as the Company's Vice President of Finance. The employment agreement will automatically renew for additional one year periods on each anniversary date, until such time that the Company or Mr. Gash delivers written notice to the other party not less than 90 days prior to an anniversary date, declining such renewal. In the event that a notice of non-renewal is delivered by either party, Mr. Gash's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. Pursuant to the agreement, Mr. Gash will receive a base salary of $125,000 for the fiscal year ending June 30, 1999, and shall receive a base salary of $125,000 for each fiscal year ending June 30, thereafter. In addition, he is entitled to receive a cash bonus as determined by the Board of Directors and the President of the Company. Mr. Gash or his estate, as the case may be, is entitled to receive a payment of $750,000 if he dies during the term of the employment agreement. The death benefit may be funded by a life insurance policy maintained by the Company. In the event of Mr. Gash's cessation of employment with the Company, upon his request, the Company is obligated to transfer such policy to Mr. Gash. Thereafter, the Company would have no further liability for the payment of such benefit or the premiums on such policy. In the event of a change in control, Mr. Gash will receive two hundred percent of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr Gash's base amount, as computed in accordance with Section 280G(d)(4) of the Internal Revenue Code of 1986. Additionally, upon a change of control, under certain circumstances, Mr. Gash's employment agreement may be assigned by the Company or any such successor or surviving corporation upon sixty days prior written notice to Mr. Gash.

     ** On June 9, 1997, the Board of Directors awarded an aggregate of 65,000 shares of Common Stock of the Company under the Restricted Stock Plan to the Named Executives of the Company as follows: 25,000 shares of Common Stock to Joel Girsky, 25,000 shares of Common Stock to Charles Girsky, 10,000 shares of Common Stock to Jeffrey Gash and 5,000 shares of Common Stock to Herbert Entenberg. These grants were subject to the approval of the Restricted Stock Plan by the Company's shareholders, which approval was received on December 9, 1997. The awards vest in one-quarter increments annually. Accordingly, as of June 30, 1998, the following portions of the aforementioned awards were vested: 6,250 shares of Common Stock awarded to each of Joel Girsky and Charles Girsky, 2,500 shares of Common Stock awarded to Jeffrey Gash and 1,250 shares of Common Stock awarded to Herbert Entenberg. The value of the aggregate restricted stock holdings of these individuals at June 30, 1998 was as follows: $125,000 for Joel H. Girsky, $125,000 for Charles B. Girsky, $50,000 for Jeffrey D. Gash and $25,000 for Herbert Entenberg. These figures are based upon the fair market value per share of the Common Stock at year end, minus the exercise or base price of such awards. The closing sale price for the Company's Common Stock as of June 30, 1998 on the NASDAQ National Market System was $6.00.




     The following tables set forth information concerning number and value of unexercised options held by each of the persons described in the Summary Compensation Table on page 3 at the end of Fiscal 1998.






               AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                                   Value of Unexercised
                              Shares                               Number of Unexercised           In-the-Money
                             Acquired                                 Option/SARs at               Option/SARs at
                                on              Value                   FY-End (#)                          FY-End ($)(1)
                                                               ----------------------------        --------------------------------
                            Exercise(#)      Realized($)       Exercisable    Unexercisable        Exercisable      Unexercisable
Joel H. Girsky               --                 --                96,799                  0            92,796       -
Charles B. Girsky            --                 --                40,000                  0             -           -
Jeffrey D. Gash              --                 --                19,033                  0             4,598       -
Herbert Entenberg            --                 --                11,167                  0             4,510       -


-------------------------------
      (1) Based on the fair market value per share of the Common Stock at year end, minus the exercise or base price on "in-the-money" options. The closing sale price for the Company's Common Stock as of June 30, 1998 on the NASDAQ National Market System was $6.00.




                     Compensation of Directors

              Pursuant to the Company's 1993 Stock Option Plan for Outside Directors (the "Outside Directors Plan"), the Company's outside directors (directors who are not employees of the Company) were each granted options on December 31, 1993 to purchase 14,667 shares of Common Stock. In addition, the Outside Directors'Plan provided that each outside director shall also be granted on each December 31 subsequent to December 31, 1993 stock options to purchase 2,933 shares of Common Stock. All options granted under the Outside Directors' Plan are immediately exercisable, and the exercise price per share of each option is equal to the fair market value of the shares of Common Stock on the date of grant. No option may be granted after January 1, 1998 under the Outside Directors' Plan.

      Employment Contracts and Termination of Employment and Change-In-Control Arrangements

              The Company's employment agreements with Messrs. Joel Girsky, Charles Girsky and Jeffrey Gash are described in the footnotes to the Summary Compensation Table on page 3 of this Form 10-K/A, Amendment No. 1.



Compensation Committee Interlocks and Insider Participation

        Stephen A. Cohen, a Director of the Company, is a member of Morrison Cohen Singer & Weinstein, LLP, general counsel to the Company. Mr. Cohen currently owns 4,798 shares of Common Stock, currently exercisable options to purchase an additional 26,399 shares of Common Stock and options to purchase an additional 7,500 shares of Common Stock which become exercisable on September 16, 1999. As of December 9, 1997, Mr. Cohen ceased serving as a member of the Company's Compensation Committee.

     Joseph F. Hickey, Jr., a Director of the Company is a managing director at Cleary Gull Reiland and McDevitt Inc. ("Cleary"). Cleary co-managed the Company's offering of Common Stock in 1995 and is a market maker of the Company's Common Stock. Mr. Hickey currently owns 1,000 shares of Common Stock, currently exercisable options to purchase an additional 12,933 shares of Commmon Stock, and Cleary owns warrants to acquire 17,500 shares of Common Stock. As of December 9, 1997, Mr. Hickey became a member of the Company's Compensation Committee.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the number and percentage of shares of Common Stock owned as of October 22, 1998 by (i) each director of the Company,
(ii) all persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the outstanding shares of Common Stock, (iii) each of the executive officers, and (iv) all of the Company's Directors and executive officers, as a group. Each person named in the table has sole investment power and sole voting power with respect to the shares of Common Stock set forth opposite such person's name, except as otherwise indicated.




                                                                                       Percentage of
                                                         Number of Shares               Common Stock
Name of Beneficial Owner                                Beneficially Owned(1)           Outstanding(2)
-------------------------                              ---------------------         ------------------
   Joel H. Girsky
   President, Treasurer
   and Director                                                564,139(3)                      15.0%

   Charles B. Girsky
   Executive Vice President and
   Director                                                    311,774(4)                       8.4%

   Stephen A. Cohen
   Director                                                     31,197(5)                         **

   Edward M. Frankel
   Director                                                      26,39(6)                         **

   Joseph F. Hickey, Jr.                                        31,433(7)                         **
   Director

   Jeffrey D. Gash
   Vice President, Finance                                      29,565(8)                         **

   Herbert Entenberg
   Vice President of Management
   and Information Systems,
   and Secretary                                                16,167(9)                         **

   Heartland Advisors, Inc.
   790 North Milwaukee Street
   Milwaukee, WI 53202                                         641,700(10)                       17.6%

   Advisory Research Inc.
   18 North Stetson Street, Suite 5780
   Two Prudential Plaza
   Chicago, IL 60601                                            278,900(11)                       7.6%


   Goldman Sachs Group, LP
   Goldman, Sachs & Co.
   85 Broad Street
   New York, NY 10004                                           275,300(12)                       7.5%


   Liberty Investment Management, Inc.
   2502 Rocky Point Drive, Suite 500
   Tampa, Fl 33607                                             203,300(13)                         5.6%


   Wellington Management Company, LLP
   75 State Street
   Boston, MA 02109                                            359,000(14)                         9.8%

   All Directors and executive officers
   as a group (7 persons)                                     1,010,674(15)                      25.0%


--------
**    Less than 1%.

1 Includes shares of Common Stock issuable pursuant to options and warrants exercisable within sixty (60) days from the date hereof. Also includes shares of Common Stock awarded under the Restricted Stock Plan.

2 Based upon (i) 3,653,521 shares of Common Stock issued and outstanding (excluding 412,200 shares of treasury stock), plus, if appropriate, (ii) the number of shares of Common Stock awarded under the Restricted Stock Plan, and/or (iii) the number of shares of Common Stock which may be acquired by the named person or by all persons included in the group pursuant to the exercise of options and warrants exercisable within sixty
     (60) days from the date hereof.

3 Includes 96,799 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Non-Qualified Plan and 25,000 Shares of Common Stock awarded under the Restricted Stock Plan. Does not include 100,000 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Non-Qualified Plan which are not exercisable within sixty (60) days from the date hereof.

4 Includes 243,077 shares of Common Stock owned by the Girsky Family Trust, 40,000 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Non-Qualified Plan and 25,000 shares of Common Stock awarded under the Restricted Stock Plan.

5 Includes 26,399 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Stock Option Plan for Outside Directors. Does not include 7,500 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted to Mr. Cohen by the Company, which are not exercisable within sixty (60) days hereof.

6 Includes 26,399 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Stock Option Plan for Outside Directors. Does not include 7,500 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted to Mr. Frankel by the Company, which are not exercisable within sixty (60) days hereof.

7 Includes 2,933 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Stock Option Plan for Outside Directors and 10,000 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted to Mr. Hickey by the Company. Includes 17,500 shares of Common Stock acquirable by Cleary Gull Reiland and McDevitt Inc. pursuant to warrants granted to it by the Company. The reporting person disclaims beneficial ownership of the shares of Common Stock acquirable upon the exercise of the warrants, except to the extent of his pecuniary interest therein.

8 Includes 19,000 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's 1993 Non-Qualified Plan and 10,000 shares of Common Stock awarded under the Restricted Stock Plan.

9 Consists of 11,167 shares of Common Stock acquirable pursuant to the exercise of options granted under the Company's Non-Qualified Plan and 5,000 shares of Common Stock awarded under the Restricted Stock Plan.

10 These securities are held in investment advisory accounts of Heartland Advisors, Inc. Based upon Amendment No. 3 to Schedule 13G filed with the S.E.C. on February 3, 1998.

11 David B. Heller, President and controlling shareholder of Advisory Research, Inc., shares power to vote or to direct the vote of, and to dispose or direct the disposition of these shares. Based upon a Schedule 13G filed with the S.E.C. on February 13, 1998.

12 The Goldman Sachs Group, L.P. ("GS Group") is the Parent Holding Company of Goldman, Sachs & Co. ("Goldman Sachs"). GS Group and Goldman Sachs share dispositive power as to these shares and share voting power as to 158,800 of these shares. GS Group and Goldman Sachs each expressly disclaim beneficial ownership of the Common Stock beneficially owned by (i) managed accounts and (ii) certain investment limited partnerships, of which a subsidiary of GS Group or Goldman Sachs is the general partner or managing general partner, to the extent partnership interests in such partnerships are held by persons other than GS Group, Goldman Sachs or their affiliates. Based upon a Schedule 13G filed with the S.E.C. on February 17, 1998.

13   Based upon a Schedule 13G filed with the S.E.C. on July 24, 1997.

14 According to the Schedule 13G filed with the SEC on February 10, 1998, these securities are owned by clients of Wellington Management Company, LLP ("WMC") for which WMC serves as investment advisor. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities.

15 Includes 250,197 shares of Common Stock acquirable pursuant to the exercise of options and warrants and 65,000 shares of Common Stock awarded under the Restricted Stock Plan.








Item 13.          Certain Relationships and Related Transactions.

     During  the  fiscal  year  ended  June  30,  1998,  the  Company   incurred
approximately $602,000 of rental expenses in connection with its main headquarters and centralized inventory distribution facility, located in Hauppauge, New York, which was paid to Bemar Realty Company ("Bemar"), the owner of such premises. Bemar is a partnership consisting of Messrs. Joel Girsky and Charles Girsky, both of whom are officers, directors and principal shareholders of the Company. The lease on the property, which is net of all expenses, including taxes, utilities, insurance, maintenance and repairs was renewed on January 1, 1996 and expires on December 31, 2003. The Company believes, the current rental rate is at its fair market value.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act ot 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                               JACO ELECTRONICS, INC.

                               By: Jeffrey D. Gash
                               ------------------------------------------------
                               Jeffrey D. Gash Vice President - Finance

Date:    October 28, 1998