Form 10-Q
period 1998-09-30
JACO ELECTRONICS INC
filed 1998-11-16
CIK 52971

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 1998

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



Number of Shares of Registrant's Common Stock Outstanding as of November 11, 1998 - 3,653,521 (Excluding 412,200 Shares of Treasury Stock).



FORM 10-Q                                                                       September 30, 1998
Page  2


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                                   JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)


                                                              September 30,             June 30,
                                                                  1998                    1998
                                                               -----------            -----------
ASSETS

Current Assets

         Cash                                                 $ 1,519,542               $   562,556
         Marketable securities                                    687,060                   764,810
         Accounts receivable - net                             21,331,931                21,887,618
         Inventories                                           35,756,451                35,737,288
         Prepaid expenses and other                             1,074,337                 1,203,198
         Prepaid income taxes                                     762,613                   610,132
         Deferred income taxes                                    824,000                   772,500
                                                              -----------               -----------

                  Total current assets                         61,955,934                61,538,102


Property, plant and equipment - net                             7,102,677                 6,102,445

Deferred income taxes                                             342,000                   333,000

Excess of cost over net assets acquired - net                   3,729,796                 3,776,912

Other assets                                                    1,589,426                 1,668,830
                                                              -----------               -----------


                                                              $74,719,833               $73,419,289
                                                              ===========               ===========







          See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                     September 30, 1998
Page 3



                                   JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)


                                                                      September 30,          June 30,
                                                                         1998                  1998
                                                                      ------------          -----------
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                      $ 18,012,534        $ 18,394,251
         Current maturities of long term debt and
           capitalized lease obligations                                 733,613             663,198
                                                                   -------------        ------------


         Total current liabilities                                    18,746,147          19,057,449

Long term debt and capitalized lease obligations                      19,661,795          17,036,593

Deferred compensation                                                    712,500             700,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued
         Common stock - authorized 10,000,000 shares,
           $.10 par value; issued 4,065,721 shares
            and 3,657,321 and 3,866,221
           shares outstanding, respectively                              406,572             406,572
         Additional paid-in capital - net                             22,430,045          22,396,295
         Accumulated other comprehensive income                          118,135             164,385
         Retained earnings                                            14,835,851          15,077,957
         Treasury stock                                               (2,191,212)         (1,419,962)
                                                                     ------------        ------------

         Total shareholders' equity                                   35,599,391          36,625,247
                                                                      ----------          ----------

                                                                     $74,719,833         $73,419,289
                                                                     ===========        =============




          See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                     September 30, 1998
Page 4



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                                   1998                 1997
                                                               --------------       -------------


NET SALES                                                         $33,256,456         $36,878,534


COST AND EXPENSES

Cost of goods sold                                                 26,554,068          29,061,380
                                                                   ----------          ----------

         Gross profit                                               6,702,388           7,817,154

Selling, general and administrative expenses                        6,795,052           6,877,115
                                                                 ------------        ------------

         Operating (loss) profit                                     (92,664)             940,039

Interest expense                                                      313,442             272,009
                                                                 ------------        ------------

         (Loss) earnings before income taxes                        (406,106)             668,030

Income tax benefit (provision)                                        164,000           (270,000)
                                                                 ------------        ------------


         NET (LOSS) EARNINGS                                     $  (242,106)        $    398,030
                                                                 ============        ============

Net (loss) earnings per common share

Basic and diluted                                                $     (0.06)        $       0.10
                                                                 ============        ============

Weighted average common shares outstanding

         Basic                                                      3,830,397           3,888,221
         Diluted                                                    3,830,397           3,943,192
                                                                 ============        ============




       See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                   September 30, 1998
Page 5



                                                           JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                                              CONSOLIDATED STATEMENT OF CHANGES
                                                                  IN SHAREHOLDERS' EQUITY
                                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                                            (UNAUDITED)




                                                                                     Accumulated
                                                                    Additional          Other
                                           Common Stock               Paid-In       Comprehensive      Retained         Treasury
                                        Shares       Amount           Capital          Income          Earnings            Stock
                                   --------------- -------------- ----------------  -------------- ----------------- ---------------


Balance at July 1, 1998                 4,065,721       $406,572     $ 22,801,295       $ 164,385       $15,077,957    $ (1,419,962)

Deferred compensation expense

Purchase of treasury stock                                                                                                 (771,250)

Unrealized loss on marketable
  securities - net                                                                        (46,250)

Net loss                                                                                                 $ (242,106)
                                   --------------- -------------- ----------------  -------------- ----------------- ---------------

Balance at September 30, 1998           4,065,721       $406,572     $ 22,801,295       $ 118,135       $14,835,851    $ (2,191,212)
                                   =============== ============== ================  ============== ================= ===============





                                                          Total
                                       Deferred       Shareholders'
                                     Compensation         Equity
                                   --------------- --------------

Balance at July 1, 1998             $ (405,000)       $36,625,247

Deferred compensation expense           33,750             33,750

Purchase of treasury stock                               (771,250)

Unrealized loss on marketable
  securities - net                                        (46,250)

Net loss                                                 (242,106)
                                   ---------------  --------------

Balance at September 30, 1998       $ (371,250)      $35,599,391
                                   ===============  ==============



     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                     September 30, 1998
Page 6


                                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                  (UNAUDITED)


                                                                                   1998                 1997
                                                                             -----------------    -----------------
  Cash flows from operating activities
      Net (loss) earnings                                                          $ (242,106)           $ 398,030

Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities
          Depreciation  and amortization                                              375,299              330,083
          Deferred compensation                                                        46,250               12,500
          Deferred income tax benefit                                                 (29,000)             (55,000)
          Provision for doubtful accounts                                             120,814               89,375
          Changes in operating assets and liabilities,
          Decrease (increase) in operating assets - net                               392,090             (702,433)
          (Decrease) increase in operating liabilities - net                         (381,717)             318,005
                                                                             -----------------    -----------------
          Net cash provided by operating activities                                   281,630              390,560
                                                                             -----------------    -----------------
Cash flows from investing activities
         Capital expenditures                                                        (742,538)            (260,536)
         Decrease (increase) in other assets                                           46,071               (6,130)
                                                                             -----------------    -----------------
         Net cash used in investing activities                                       (696,467)            (266,666)
                                                                             -----------------    -----------------
Cash flows from financing activities
       Borrowings under line of credit                                             15,987,250           35,455,080
       Payments under line of credit                                              (13,656,102)         (35,489,278)
       Principal payments under equipment financing
       and term loans                                                                (188,075)            (151,352)
       Purchase of treasury stock                                                    (771,250)
                                                                             -----------------    -----------------
Net cash provided by (used in) financing activities                                 1,371,823             (185,550)
                                                                             -----------------    -----------------
NET INCREASE (DECREASE) IN CASH                                                       956,986              (61,656)
                                                                             -----------------    -----------------
Cash at beginning of period                                                           562,556              463,352
                                                                             -----------------    -----------------
Cash at end of period                                                             $ 1,519,542            $ 401,696
                                                                             =================    =================

Supplemental schedule of non-cash financing and
    investing activities
    Equipment under capital leases                                                $ 552,544


   See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                    September 30, 1998
Page 7


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated statements for the year ended June 30, 1998 and the notes thereto included in the Company's annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2) The Company has a $30,000,000 term loan and revolving line of credit facility with its banks, which are based principally on eligible accounts receivables and inventories as defined in the agreement. The agreement was amended to: (i) extend the maturity date to September 13, 2000, (ii) change the interest rate to a rate based on the average 30 day LIBOR rate plus 3/4 % to 1 1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and (iii) changed the requirements of certain financial covenants. The applicable interest rate may be adjusted quarterly and borrowings under this facility are collateralized by substantially all of the assets of the Company.

3) The Board of Directors of the Company has authorized the purchase of up to 650,000 shares of its outstanding common stock under a stock repurchase program. The purchases may be made by the Company from time to time on the open market. The Company has made purchases of 412,200 shares of its common stock as of November 12, 1998 for aggregate consideration of $2,204,514.

4) For interim financial reporting purposes, the Company uses the gross profit method for computing inventories, which consists of goods held for resale.

5) In fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and, where appropriate, restated to conform to the SFAS No. 128 computation.

FORM 10-Q                                                    September 30, 1998
Page 8

           The number of shares used in the Company's basic and diluted earnings per share computations are as follows:


                                                                   Three Months Ended
                                                                      September 30,
                                                       --------------------------------------------
                                                             1998                      1997
                                                       -----------------         ------------------

Weighted average common shares
  outstanding net of treasury shares,
  for basic earnings per share                                3,830,397                  3,888,221

Common stock equivalents for
  stock options                                                                             54,971
                                                       -----------------         ------------------

Weighted average common shares
  outstanding for diluted earnings per share                  3,830,397                  3,943,192
                                                       =================         ==================




6) The company has adopted SFAS No. 130 "Reporting Comprehensive Income" which establishes guidance for the reporting and display of comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity that resulted from recognized transactions and other economic events of the period other than transactions with stockholders. Adoption of SFAS No. 130 had no economic impact on the Company's consolidated financial position, net earnings, stockholders' equity or cash flows, although the presentation of certain items has changed.

Comprehensive income and its components, net of tax, are as follows:

                                                                   Three Months Ended
                                                                      September 30,
                                                       --------------------------------------------
                                                             1998                      1997
                                                       -----------------         ------------------
                                                                     (in thousands)
Net (loss) earnings                                              $(242)                       $398

Other comprehensive income:

   Net unrealized investments (losses) gains                       (46)                         30
                                                       -----------------         ------------------

Comprehensive (loss) income                                      $(288)                       $428
                                                       =================         ==================

         The components of accumulated other comprehensive income included in the accompanying condensed consolidated balance sheets and consolidated statement of changes in shareholders' equity consists of net unrealized investment gains as of the end of the period.

FORM 10-Q                                                     September 30, 1998
Page 9

7) The Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ( "SFAS 131"). SFAS 131 established standards to report information about operating segments and related discussions about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. This statement permits early application and requires restatement for all prior period. SFAS 131 is not required to be applied to interim financial statements in the initial year of adoption. Management believes that the adoption of this statement will not have any material impact on previously reported information.

8) The Company has entered into three employment agreements during the current fiscal year with its Chairman and two other key executives. The agreements are for four years and are renewable for one year periods thereafter, they provide for base salary along with cash bonuses which are dependent upon the Company's performance. In addition, among other items, the agreements have made provisions in the event of a change in control of the Company.


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

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

GENERAL

         Jaco is a distributor of electronic components, provider of contract manufacturing and value-added services. Products distributed by Jaco include semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and monitors, and power supplies used in the assembly and manufacturing of electronic equipment.
         The Company's customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (outsourcing). The Company intends to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by Jaco consist of configuring complete computer systems to customer specifications both in tower and desktop configurations, kitting (e.g. supplying sets of specified quantities of products to a customer that are prepackaged for ease of feeding the customer's production lines), and contract manufacturing through the Company's wholly owned subsidiary Nexus Custom Electronics, Inc.

FORM 10-Q                                                     September 30, 1998
Page 10


Results of Operations

The following table sets forth certain items in the Company's statement of earnings as a percentage of net sales for the periods shown


                                                                 Three Months Ended
                                                                    September 30,
                                                    --------------------------------------------

                                                        1998                           1997
                                                    ------------                   ------------
Net sales                                                  100.0%                         100.0%
Cost of goods sold                                          79.8                           78.8
                                                    ------------                   ------------
Gross profit                                                20.2                           21.2
Selling, general and
  administrative expenses                                   20.4                           18.6
                                                    ------------                   ------------
Operating (loss) profit                                     (.2)                            2.6
Interest expense                                             1.0                            0.8
                                                    ------------                   ------------
(Loss) earnings before income taxes                         (1.2)                           1.8
Income tax (benefit) expense                                (0.5)                           0.7
                                                     ------------                   ------------
NET (LOSS) EARNINGS                                         (0.7%)                          1.1%
                                                     ============                    ===========

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

         Net sales for the first quarter of fiscal 1999 decreased 10% to $33.3 million as compared to $36.9 million for the first quarter of fiscal 1998. The Company's first quarter results were impacted by the continued industry wide pressures on pricing; compounded by the softening demand for electronic components which has affected the electronics industry for over two years. The Company derived approximately $3.2 million in sales from contract manufacturing. The Company believes that with the expansion of the semiconductor management group, flat panel display division and field application engineer program it is positioned for future growth and will benefit from these strategic investments.
         Gross profit margin as a percentage of net sales was 20.2% for the three months ended September 30, 1998 compared to 21.2% for the comparable period last fiscal year. The Company's product mix has remained relatively constant. The decrease in margin is attributable to the pressure on pricing that has existed due to the excess availability of components.
         Selling, general and administrative expenses decreased to $6.8 million for the first quarter of fiscal 1999 compared to $6.9 million and $7.5 million for the first and fourth quarters of fiscal 1998 respectively. The Company implemented cost saving initiatives of overhead items that the Company believes to be non-essential to future growth.

FORM 10-Q                                                     September 30, 1998
Page 11

         Interest expense increased to $313,000 for the three months ended September 30, 1998 compared to $272,000 for the comparable period last fiscal year. The increase was primarily attributable to the increased borrowings resulting from the Company's purchasing of approximately 209,000 shares of its common stock for an aggregate consideration of $771,000 through its stock repurchase program and maintaining higher levels of inventory during this fiscal quarter compared to the same quarter last fiscal year.
         Net loss for the three months ended September 30, 1998 was $242,000 or approximately $.06 per share diluted, compared to net earnings of $398,000 or $.10 per share diluted for the three months ended September 30, 1997. The decrease in sales during this fiscal quarter and decrease in gross profit dollars resulted in the reported loss during the quarter ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's agreement with its banks, as amended, provides the Company with a $30,000,000 term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories of the Company as defined in the agreements expiring September 13, 2000. The interest rate of the credit facility is based on the average 30 day LIBOR rate plus 3/4% to 1-1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. The outstanding balance on the revolving line of credit facility was $17,643,943 at September 30, 1998. The term loan, with a remaining balance of $535,714 at September 30, 1998, requires monthly principal payments of $17,857, together with interest through September 13, 2000, with a final payment of $107,146 due on September 13, 2000. Borrowings under this facility are collateralized by substantially all of the assets of the Company. The agreement contains provisions for maintenance of certain financial ratios, all of which the Company is in compliance with at September 30, 1998, and prohibits the payment of cash dividends.

         For the three months ended September 30, 1998, the Company's net cash provided by operating activities was approximately $.3 million as compared to net cash provided by operating activities of $.4 million for the three months ended September 30, 1997. Net cash used in investing activities increased to $.7 million for the three months ended September 30, 1998, as compared to $.3 million for the three months ended September 30, 1997. The increase is primarily attributable to the increase in capital expenditures during the quarter of $.7 million which almost entirely represented equipment required by the contract manufacturing operation. Net borrowings under the Company's line of credit increased during the quarter by approximately $2.3 million due primarily to the purchase of $.8 million of treasury stock by the Company and an increase in the days outstanding of the Company's accounts receivable, resulting in reduced collections. The Company's cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to, future acquisitions if any.

     For the first three months of fiscal 1999 and fiscal 1998 inventory turnover was 3.0x and 3.4x, respectively. The average days outstanding of the Company's accounts receivable at September 30, 1998 was 59 days, as compared to 55 days at September 30, 1997.

     The Board of Directors of the Company had authorized the purchase of up to 250,000 shares of its common stock under a stock repurchase program. During the quarter, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company's common stock. The purchases may be made by the Company from time to time on the open market at the Company's discretion and will be dependent on market conditions. Through November 12, 1998, the Company has purchased 412,200 shares of its common stock for aggregate consideration of $2,204,515 under this program.

     The Company believes that cash flow from operations and funds available under its credit facility will be sufficient to fund the Company's capital needs for at least the next twelve months.

Year 2000 Compliance
         The year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond

FORM 10-Q                                                     September 30, 1998
Page 12

the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In April 1996, the Company developed a three-phase program for Y2K information systems compliance. Phase I was to identify those systems with which the Company has exposure to Y2K issues. Phase II was the development and implementation of action plans to be Y2K compliant in all areas by late 1998. Phase III, to be fully completed by mid 1999, is the final major area of exposure to ensure compliance. The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) manufacturing applications and (3) third party relationships.
         As of September 1, 1998, Jaco has completed the redesign and development of an entirely new distribution software system. All of the dates in this new database are 8 characters, including the century. The system has been tested and has been in production as of September 1, 1998. The systems include customer order entry, purchase order entry to the Company's manufacturers, warehousing and inventory control.
         The financial systems, Accounts Payable and General Ledger have been Y2K compliant since April 1997. The Accounts Receivable system is Y2K compliant as of September 1, 1998.
         Jaco's distribution facilities: warehouse, shipping and other physical handling have been tested and are Y2K compliant.
         The Company, as it relates to the contract manufacturing operations in accordance with Phase I of the program, is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Y2K issues. In the financial and information systems area a number of applications have been identified as Y2K compliant due to their recent implementation. The contract manufacturing core financial and reporting systems are not Y2K compliant but are scheduled to be complete and fully tested by mid 1999. In the third party area, the Company has contacted most of its major third parties.
These parties state that they intend to be Y2K compliant by the year 2000.
         The Company believes it will cost approximately $1.5 million to replace the core financial, reporting and distribution software systems. The Company utilized outside consultants to undertake a portion of the work. The Company does not expect the cost that will be incurred to be material in connection with the contract manufacturing area and the third party area.

 INFLATION

         Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

FORM 10-Q                                                     September 30, 1998
Page 13


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

                           Nothing to Report

Item 5.          Other Information

                            Nothing to Report

Item 6.          Exhibits and Reports on Form 8-K

        a)       Exhibits

                   10.13    Employment agreement between
                            Joel Girsky and the Company

                   10.14    Employment agreement between
                            Charles Girsky and the Company

                   10.15    Employment agreement between
                            Jeffrey D. Gash and the Company

                   27.1     Financial Data Schedule

                   99.8.3   Amendment to Second  Restated
                            and Amended Loan and Security Agreement
                            dated July 1, 1998

                   99.8.4   Amendment to Second Restated
                            and Amended Loan and Security Agreement
                            dated September 21, 1998

          b)       Reports on Form 8-K  None

                                S I G N A T U R E




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     JACO ELECTRONICS, INC.
                                     (Registrant)



                                     BY: Jeffrey D. Gash
                                         Jeffrey D. Gash, Vice President/Finance
                                         (Principal Financial Officer)








DATED:  November 16, 1998