Form 10-Q
period 1998-12-31
JACO ELECTRONICS INC
filed 1999-02-16
CIK 52971

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 1998

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



Number of Shares of Registrant's Common Stock Outstanding as of February 12, 1999 - 3,653,521 (Excluding 412,200 Shares of Treasury Stock).


FORM 10-Q                                                                        December 31, 1998
Page  2


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                                    JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)


                                                              December 31,               June 30,
                                                                  1998                     1998
                                                              ------------             -----------
ASSETS

Current Assets

         Cash                                                 $   390,024               $   562,556
         Marketable securities                                    813,275                   764,810
         Accounts receivable, net                              22,881,322                21,887,618
         Inventories                                           33,966,202                35,737,288
         Prepaid expenses and other                               992,457                 1,203,198
         Prepaid income taxes                                     769,074                   610,132
         Deferred income taxes                                    817,000                   772,500
                                                              -----------               -----------

                  Total current assets                         60,629,354                61,538,102


Property, plant and equipment, net                              7,226,221                 6,102,445

Deferred income taxes                                             353,000                   333,000

Excess of cost over net assets acquired, net                    3,682,680                 3,776,912

Other assets                                                    1,686,671                 1,668,830
                                                              -----------               -----------


                                                              $73,577,926               $73,419,289
                                                              ===========               ===========


                      See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                       December 31, 1998
Page 3



                                   JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)



                                                                      December 31,           June 30,
                                                                         1998                  1998
                                                                     ------------          -----------
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                      $ 15,776,208        $ 18,394,251
         Current maturities of long term debt and
           capitalized lease obligations                                 698,798             663,198
                                                                   -------------        ------------


         Total current liabilities                                    16,475,006          19,057,449

Long term debt and capitalized lease obligations                      20,771,957          17,036,593

Deferred compensation                                                    725,000             700,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued
         Common stock - authorized 10,000,000 shares,
           $.10 par value; issued 4,065,721 shares
            and 3,653,521 and 3,866,221
           shares outstanding, respectively                              406,572             406,572
         Additional paid in capital, net                              22,463,795          22,396,295
         Accumulated other comprehensive income                          172,052             164,385
         Retained earnings                                            14,768,059          15,077,957
         Treasury stock                                               (2,204,515)         (1,419,962)
                                                                     ------------        ------------

         Total shareholders' equity                                   35,605,963          36,625,247
                                                                      ----------          ----------


                                                                     $73,577,926         $73,419,289
                                                                     ============        ============



                    See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                       December 31, 1998
Page 4



                                    JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                   (UNAUDITED)




                                                                   1998                 1997
                                                               --------------       -------------


NET SALES                                                         $34,966,098         $39,787,894

COST AND EXPENSES

Cost of goods sold                                                 28,271,002          31,589,263
                                                                   ----------          ----------
         Gross profit                                               6,695,096           8,198,631

Selling, general and administrative expenses                        6,467,866           7,149,105
                                                                 ------------        ------------
         Operating  profit                                            227,230           1,049,526

Interest expense                                                      341,022             270,343
                                                                 ------------        ------------
         (Loss) earnings before income taxes                        (113,792)             779,183

Income tax benefit (provision)                                         46,000           (316,000)
                                                                 ------------        ------------
         NET (LOSS) EARNINGS                                     $   (67,792)        $    463,183
                                                                 ============        ============
Net (loss) earnings per common share

Basic and diluted                                                $     (0.02)        $       0.12
                                                                 ============        ============
Weighted average common shares outstanding

         Basic                                                      3,654,182           3,882,851
                                                                 ============        ============
         Diluted                                                    3,654,182           3,938,860
                                                                 ============        ============


                    See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                       December 31, 1998
Page 5



                                   JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    FOR THE SIX MONTHS ENDED DECEMBER 31,
                                               (UNAUDITED)




                                                                   1998                 1997
                                                               --------------       -------------
NET SALES                                                         $68,222,554         $76,666,428

COST AND EXPENSES

Cost of goods sold                                                 54,825,070          60,650,643
                                                                   ----------          ----------

         Gross profit                                              13,397,484          16,015,785

Selling, general and administrative expenses                       13,262,918          14,026,220
                                                                 ------------        ------------

         Operating  profit                                            134,566           1,989,565

Interest expense                                                      654,464             542,352
                                                                 ------------        ------------

         (Loss) earnings before income taxes                        (519,898)           1,447,213

Income tax benefit (provision)                                        210,000           (586,000)
                                                                 ------------        ------------


         NET (LOSS) EARNINGS                                     $  (309,898)        $    861,213
                                                                 ============        ============

Net (loss) earnings per common share

Basic and diluted                                                $     (0.08)        $       0.22
                                                                 ============        ============

Weighted average common shares outstanding

         Basic                                                      3,725,441           3,885,537
                                                                 ============        ============
         Diluted                                                    3,725,441           3,939,345
                                                                 ============        ============



                    See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                     December 31, 1998
Page 6




                                                        JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                                         CONSOLIDATED STATEMENT OF CHANGES
                                                             IN SHAREHOLDERS' EQUITY
                                                    FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                                                                      (UNAUDITED)




                                                                                     Accumulated
                                                                    Additional          Other
                                           Common Stock               Paid-In       Comprehensive      Retained         Treasury
                                        Shares       Amount           Capital          Income          Earnings           Stock
                                   --------------- -------------- ----------------  -------------- ----------------- ---------------


Balance at July 1, 1998                 4,065,721       $406,572     $ 22,801,295       $ 164,385       $15,077,957     $(1,419,962)

Deferred compensation expense

Purchase of treasury stock                                                                                                 (784,553)

Unrealized gain on marketable
  securities, net                                                                           7,667

Net loss                                                                                                   (309,898)
                                   --------------- -------------- ----------------  -------------- ----------------- ---------------

Balance at December 31, 1998            4,065,721       $406,572     $ 22,801,295       $ 172,052       $14,768,059     $(2,204,515)
                                   =============== ============== ================  ============== ================= ===============




                                                        Total
                                     Deferred       Shareholders'
                                   Compensation        Equity
                                   --------------- --------------


Balance at July 1, 1998            $ (405,000)      $36,625,247

Deferred compensation expense          67,500            67,500

Purchase of treasury stock                            (784,553)

Unrealized gain on marketable
  securities, net                                         7,667

Net loss                                              (309,898)
                                   ---------------  --------------

Balance at December 31, 1998        $ (337,500)     $35,605,963
                                   =============== ==============


     See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                       December 31, 1998
Page 7



                                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                   (UNAUDITED)

                                                                                   1998                 1997
                                                                             -----------------    -----------------
 Cash flows from operating activities
      Net (loss) earnings                                                          $ (309,898)           $ 861,213

Adjustments to reconcile net (loss) earnings to net
     cash provided by (used in) operating activities
          Depreciation and amortization                                               781,948              650,795
          Deferred compensation                                                        92,500               36,250
          Deferred income tax benefit                                                 (70,000)             (85,000)
          Provision for doubtful accounts                                             253,687              235,575
          Gain on sale of equipment                                                    (1,655)
          Changes in operating assets and liabilities,
          Decrease in operating assets, net                                          575,494              291,333
          (Decrease) increase in operating liabilities, net                       (2,618,043)              49,564
                                                                             -----------------    -----------------
          Net cash (used in) provided by operating activities                      (1,295,967)           2,039,730
                                                                             -----------------    -----------------
Cash flows from investing activities
          Capital expenditures                                                     (1,200,316)          (1,023,300)
          Increase in marketable securities, net                                      (35,298)             (63,046)
          Proceeds from sale of equipment                                               9,689
          Increase in other assets                                                    (84,507)            (159,010)
                                                                             -----------------    -----------------
          Net cash used in investing activities                                     (1,310,432)          (1,245,356)
                                                                             -----------------    -----------------
Cash flows from financing activities
          Borrowings under line of credit                                           28,698,555           73,312,120
          Payments under line of credit                                            (25,089,672)         (73,455,110)
          Principal payments under equipment financing
            and term loans                                                            (390,463)            (472,997)
          Purchase of treasury stock                                                  (784,553)            (165,015)
                                                                             -----------------    -----------------
          Net cash provided by (used in) financing activities                        2,433,867             (781,002)
                                                                             -----------------    -----------------
          NET (DECREASE) INCREASE  IN CASH                                            (172,532)              13,372
                                                                             -----------------    -----------------
Cash at beginning of period                                                            562,556              463,352
                                                                             -----------------    -----------------

Cash at end of period                                                               $ 390,024            $ 476,724
                                                                             =================    =================

Supplemental schedule of non-cash financing and
    investing activities
Equipment under capital leases                                                      $ 552,544



                    See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                      December 31, 1998
 Page 8


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

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

3) The Board of Directors of the Company has authorized the purchase of up to 650,000 shares of its outstanding common stock under a stock repurchase program. The purchases may be made by the Company from time to time on the open market. The Company has made purchases of 412,200 shares of its common stock as of February 12, 1999 for aggregate consideration of $2,204,515.

4) For interim financial reporting purposes, the Company uses the gross profit method for computing inventories, which consists of goods held for resale, work in process and raw materials.

5) In fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the SFAS No. 128 computation.


FORM 10-Q                                                                       December 31, 1998
Page 9

           The number of shares used in the Company's basic and diluted earnings per share computations are as follows:



                                                      Three Months Ended                 Six Months Ended
                                                         December 31,                    December 31,
                                               ---------------------------------   ------------------------------
                                                   1998              1997              1998             1997
                                               --------------   ----------------   -------------     ------------

Weighted average common shares
  outstanding net of treasury shares,
  for basic earnings per share                     3,654,182          3,882,851       3,725,441        3,885,537

Common stock equivalents for
  stock options                                                          56,009                           53,808
                                               --------------   ----------------   -------------     ------------
Weighted average common shares
  outstanding for diluted earnings per share       3,654,182          3,938,860       3,725,441        3,939,345
                                               ==============   ================   =============     ============


         For the three and six months ended December 31, 1998 options to purchase 476,564 shares of common stock at a price range of $4.13 to $12.75 and warrants to purchase 70,000 shares of common stock at $22.95 were outstanding during the period. They were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

6) The company has adopted SFAS No. 130 "Reporting Comprehensive Income" which establishes guidelines for reporting and disclosure of comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity that resulted from recognized transactions and other economic events of the periods presented other than transactions with stockholders. Adoption of SFAS No. 130 had no economic impact on the Company's consolidated financial position, net earnings, stockholders' equity or cash flows, although the presentation of certain items has changed.

Comprehensive income and its components, net of tax, are as follows:

                                                   Three Months Ended               Six Months Ended
                                                      December 31,                    December 31,
                                               -----------------------------      ------------------------
                                                  1998            1997             1998          1997
                                              -------------    ------------      ----------   -----------
                                                     (in thousands)                  (in thousands)
Net (loss) earnings                                  $(68)            $463          $(310)          $861

Other comprehensive income:

   Net unrealized investments gains (losses)            54            (30)               8
                                              -------------    ------------      ----------   -----------

Comprehensive (loss) income                          $(14)            $433          $(302)          $861
                                              =============    ============      ==========   ===========

         The components of accumulated other comprehensive income included in the accompanying condensed consolidated balance sheets and consolidated statement of changes in shareholders' equity consists of net unrealized investment gains as of the end of the period.

FORM 10-Q                                                     December 31, 1998
Page 10

7) The Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ( "SFAS 131"). SFAS 131 established standards to report information about operating segments and related discussions about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. This statement permits early application and requires restatement for all prior periods. SFAS 131 is not required to be applied to interim financial statements in the initial year of adoption. Management believes that the adoption of this statement will not have any material impact on previously reported information.


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

         The Company's customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties ("Outsourcing"). The Company intends to capitalize on this trend toward Outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by Jaco consist of configuring complete computer systems to customer specifications both in tower and desktop configurations, kitting (e.g. supplying sets of specified quantities of products to a customer that are prepackaged for ease of feeding the customer's production lines), automated inventory management services and contract manufacturing through the Company's wholly-owned subsidiary, Nexus Custom Electronics, Inc.

FORM 10-Q                                                      December 31, 1998
Page 11


Results of Operations

The following table sets forth certain items in the Company's statement of earnings as a percentage of net sales for the periods shown:


                                                 Three Months Ended                     Six Months Ended
                                                    December 31,                          December 31,
                                           ------------------------------         ---------------------------

                                              1998               1997                1998             1997
                                           ----------         ----------          ----------       ----------

Net Sales                                       100.0%           100.0%              100.0%            100.0%
Cost of goods sold                               80.9             79.4                80.4              79.1
                                           ----------         ----------          ----------       ----------
 Gross Profit                                    19.1             20.6                19.6              20.9
Selling, general and
  administrative expenses                        18.5             18.0                19.4              18.3
                                           ----------         ----------          ----------       ----------
Operating  profit                                0.6               2.6                 0.2               2.6
Interest expense                                 0.9               0.6                 1.0               0.7
                                           ----------         ----------          ----------       ----------
(Loss) earnings before income taxes             (0.3)              2.0                (0.8)              1.9
Income tax benefit (expense)                     0.1              (0.8)                0.3              (0.8)
                                           ----------         ----------          ----------       ----------
NET (LOSS) EARNINGS                             (0.2%)             1.2%               (0.5%)             1.1%
                                           ==========         ==========          ==========       ==========


COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997.

     Net sales for the three and six months ended December 31, 1998 were $35.0 million and $68.2 million, respectively compared to $39.8 million and $76.7 million for the three and six months ended December 31, 1997, respectively representing decreases in net sales of 12.1% and 11.0%. The Company's net sales were impacted by continued industry wide pricing pressures; compounded by the softening demand for electronic components which has affected the electronics industry for over two years. The Company has targeted flat panel displays and monitors as an area of growth, and net sales in this area have increased in recent quarters.

         Gross profit margins as a percentage of net sales were 19.1% and 19.6 % for the three and six months ended December 31, 1998, respectively compared to 20.6% and 20.9% for the three and six months ended December 31, 1997, respectively. The decrease is attributable to pricing pressures along with a change in product mix.

FORM 10-Q                                                     December 31, 1998
Page 12

     Selling, general and administrative expenses ("S,G&A") for the three and six months ended December 31, 1998 were $6.5 million and $13.3 million, decreases of $.7 and $.8 million or 9.5% and 5.4% when compared to the three and six months ended December 31, 1997. In addition, S,G&A for the second quarter of fiscal 1999 decreased $.3 million when compared to the first quarter of fiscal 1999. The decrease in S,G&A is the result of cost savings initiatives which the Company had implemented in prior periods.

         Interest expense increased to $341,000 and $654,000 for the three and six months ended December 31, 1998 compared to $270,000 and $542,000 for the three and six months ended December 31, 1997, increases of $71,000 and $112,000 or 26.1% and 20.7%. The increases are primarily attributable to increased borrowings due to the Company's purchases of its common stock under its stock repurchase program, along with fixed asset additions primarily for the contract manufacturing business.

         The net losses for the three and six months ended December 31, 1998 were $68,000 and $310,000 or $0.02 and $0.08 per share, compared to net income of $463,000 and $861,000 or $0.12 and $0.22 per share, during the same periods last fiscal year. The weighted average number of diluted shares outstanding were 3,654,182 and 3,725,441 for the three and six months ended December 31, 1998 compared to 3,938,860 and 3,939,345 for the same periods last fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's agreement with its banks, as amended, provides the Company with a $30,000,000 term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories of the Company as defined in the agreement which expires September 13, 2000. The interest rate of the credit facility is based on the average 30 day LIBOR rate plus 3/4% to 1-1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. The outstanding balance on the revolving line of credit facility was $18,921,967 at December 31, 1998. The term loan, with a remaining balance of $482,143 at December 31, 1998, requires monthly principal payments of $17,857, together with interest through September 13, 2000, with a final payment of $107,146 due on September 13, 2000. Borrowings under this facility are collateralized by substantially all of the assets of the Company. The agreement contains provisions for maintenance of certain financial ratios, all of which the Company is in compliance with at December 31, 1998, and prohibits the payment of cash dividends.

For the six months ended December 31, 1998, the Company's net cash used in operating activities was approximately $1.3 million compared to net cash provided by operating activities of approximately $2.0 million for the six months ended December 31, 1997. The decrease is primarily attributable to the reduction in accounts payable and accrued expenses. Net borrowings under the Company's line of credit was approximately $3.6 million for the six months ended December 31, 1998 compared to a net repayment of approximately $.1 million for the six months ended December 31, 1997. The additional borrowings is primarily attributable to the purchase of $.8 million of treasury stock along with fixed asset additions primarily for the contract manufacturing business. The Company's cash expenditure may vary significantly from current levels, based on a number of factors, including, but not limited to, future acquisitions if any.

         For the first six months of fiscal 1999 and fiscal 1998 inventory turnover was 3.2:1 and 3.7:1, respectively. The average days outstanding of the Company's accounts receivable at December 31, 1998 was 58 days, as compared to 54 days at December 31, 1997.

         The Board of Directors of the Company had authorized the purchase of up to 250,000 shares of its common stock under a stock repurchase program. During fiscal 1999, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company's common stock. The purchases may

FORM 10-Q                                                      December 31, 1998
Page 13

be made by the Company from time to time on the open market at the Company's discretion and will be dependent on market conditions. Through February 12, 1999 the Company has purchased 412,200 shares of its common stock for aggregate consideration of $2,204,515 under this program.

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

         As of September 1, 1998, Jaco had completed the redesign and development of an entirely new distribution software system. All of the dates in this new database are 8 characters, including the century. The system has been tested and has been in operation since September 1, 1998. The systems include customer order entry, purchase order entry to the Company's manufacturers, warehousing and inventory control.

         The financial systems, Accounts Payable and General Ledger have been Y2K compliant since April 1997. The Accounts Receivable system is Y2K compliant as of September 1, 1998.

Jaco's distribution facilities: warehouse, shipping and other physical handling have been tested and are Y2K compliant.

         The Company, as it relates to the contract manufacturing operations in accordance with Phase I of the program, is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area a number of applications have been identified as Y2K compliant due to their recent implementation. The contract manufacturing core financial and reporting systems are not Y2K compliant but are scheduled to be complete and fully tested by mid 1999. The costs relating to Y2K compliance in the contract manufacturing area, are not expected to be material to the Company. In the third party area the Company has contacted most of its major third parties. These parties state that they intend to be Y2K compliant by the year 2000.

     The Company believes it will cost approximately $1.8 million to replace the core financial and reporting software systems for its distribution business. The Company is utilizing outside consultants to undertake a portion of such work.

 INFLATION

         Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

FORM 10-Q                                                      December 31, 1998
Page 14


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                           Nothing to Report

Item 2.           Changes in Securities and Use of Proceeds

                           Nothing to Report

Item 3.           Defaults Upon Senior Securities

                           Nothing to Report

Item 4.           Submission of Matters to a Vote of Security Holders

                  Jaco's Annual Meeting of Shareholders was held on December 7, 1998. The Shareholders approved the following:

(i)      The election of each of the nominees to the Board of Directors:

               Stephen A. Cohen          For:     3,238,267     Withheld: 29,891
               Edward M. Frankel         For:     3,238,267     Withheld: 29,891
               Charles B. Girsky         For:     3,238,090     Withheld: 30,068
               Joel H. Girsky            For:     3,238,090     Withheld: 30,068
               Joseph F. Hickey, Jr.     For:     3,238,267     Withheld: 29,891

(ii) An amendment to the Company's 1993 Non Qualified Stock Option Plan (the "1993 Non-Qualified Plan") as amended, to provide that directors will be eligible to receive stock options under the 1993 Non-Qualified Plan.

               For: 1,919,135 Against: 1,216,222 Abstention 132,801

(iii) An amendment to the Company's Restricted Stock Plan to provide that directors will be eligible to receive awards under the Restricted Stock Plan.

               For: 2,966,946 Against: 168,169 Abstention: 133,043

Item 5.           Other Information

                            Nothing to Report

Item 6.          Exhibits and Reports on Form 8-K

a)       Exhibits

                            27.1  Financial Data Schedule

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









DATED February 12, 1999