Form 10-Q
period 1999-03-31
JACO ELECTRONICS INC
filed 1999-05-17
CIK 52971

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1999

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



Number of Shares of Registrant's Common Stock Outstanding as of May 14, 1999 - 3,653,521 (Excluding 412,200 Shares of Treasury Stock).


FORM 10-Q                                                                       March 31, 1999
Page  2



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                                  JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                                                March 31,                June 30,
                                                                  1999                     1998
                                                               ----------               ----------
ASSETS

Current Assets

         Cash                                                 $   604,977               $   562,556
         Marketable securities                                    824,539                   764,810
         Accounts receivable, net                              25,906,750                21,887,618
         Inventories                                           33,538,231                35,737,288
         Prepaid expenses and other                             1,810,165                 1,203,198
         Prepaid income taxes                                     795,127                   610,132
         Deferred income taxes                                    759,000                   772,500
                                                              -----------               -----------

                  Total current assets                         64,238,789                61,538,102


Property, plant and equipment, net                              7,157,482                 6,102,445

Deferred income taxes                                             336,000                   333,000

Excess of cost over net assets acquired, net                    3,635,564                 3,776,912

Other assets                                                    1,716,466                 1,668,830
                                                              -----------               -----------


                                                              $77,084,301               $73,419,289
                                                              ===========               ===========


                          See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                       March 31, 1999
Page 3



                                    JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)


                                                                       March 31,             June 30,
                                                                         1999                  1998
                                                                      -----------           ----------
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                      $ 19,012,327        $ 18,394,251
         Current maturities of long term debt and
           capitalized lease obligations                                 804,975             663,198
                                                                   -------------        ------------


         Total current liabilities                                    19,817,302          19,057,449

Long term debt and capitalized lease obligations                      20,811,144          17,036,593

Deferred compensation                                                    737,500             700,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued
         Common stock - authorized 10,000,000 shares,
           $.10 par value; issued 4,065,721 shares
            and 3,653,521 and 3,866,221
           shares outstanding, respectively                              406,572             406,572
         Additional paid in capital, net                              22,497,545          22,396,295
         Accumulated other comprehensive income                          179,317             164,385
         Retained earnings                                            14,839,436          15,077,957
         Treasury stock                                               (2,204,515)         (1,419,962)
                                                                     ------------        ------------

         Total shareholders' equity                                   35,718,355          36,625,247
                                                                      ----------          ----------


                                                                     $77,084,301         $73,419,289
                                                                     ===========         ===========


                         See accompanying notes to condensed consolidated financial statements.





FORM 10-Q                                                                       March 31, 1999
Page 4



                                        JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                       (UNAUDITED)



                                                                   1999                 1998
                                                               --------------       -------------


NET SALES                                                         $36,187,676         $38,334,936


COST AND EXPENSES

Cost of goods sold                                                 29,193,984          30,421,293
                                                                   ----------          ----------

         Gross profit                                               6,993,692           7,913,643

Selling, general and administrative expenses                        6,538,685           7,190,963
                                                                 ------------        ------------

         Operating  profit                                            455,007             722,680

Interest expense                                                      335,630             280,821
                                                                 ------------        ------------

          Earnings before income taxes                                119,377             441,859

Income tax provision                                                   48,000             179,000
                                                                 ------------        ------------


         NET EARNINGS                                            $     71,377        $    262,859
                                                                 ============        ============

Net earnings per common share

Basic and diluted                                                $       0.02        $       0.07
                                                                 ============        ============

Weighted average common shares outstanding

         Basic                                                      3,653,521           3,798,010
                                                                 ============        ============
         Diluted                                                    3,663,882           3,920,838
                                                                 ============        ============




                     See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                       March 31, 1999
Page 5



                                    JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                        FOR THE NINE MONTHS ENDED MARCH 31,
                                                  (UNAUDITED)



                                                                   1999                 1998
                                                               --------------       -------------


NET SALES                                                        $104,410,230        $115,001,364


COST AND EXPENSES

Cost of goods sold                                                 84,019,054          91,071,936
                                                                   ----------          ----------

         Gross profit                                              20,391,176          23,929,428

Selling, general and administrative expenses                       19,801,603          21,217,183
                                                                 ------------        ------------

         Operating  profit                                            589,573           2,712,245

Interest expense                                                      990,094             823,173
                                                                 ------------        ------------

         (Loss) earnings before income taxes                        (400,521)           1,889,072

Income tax benefit (provision)                                        162,000           (765,000)
                                                                 ------------        ------------


         NET (LOSS) EARNINGS                                     $  (238,521)        $  1,124,072
                                                                 ============        ============

Net (loss) earnings per common share

Basic and diluted                                                $     (0.06)        $       0.29
                                                                 ============        ============

Weighted average common shares outstanding

         Basic                                                      3,713,132           3,856,787
                                                                 ============        ============
         Diluted                                                    3,713,132           3,932,061
                                                                 ============        ============




                     See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                                        March 31, 1999
Page 6



                                                   JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENT OF CHANGES
                                                            IN SHAREHOLDERS' EQUITY
                                                   FOR THE NINE MONTHS ENDED MARCH 31, 1999
                                                                  (UNAUDITED)




                                                                                     Accumulated
                                                                    Additional          Other
                                           Common Stock               Paid-In       Comprehensive      Retained
                                        Shares       Amount           Capital          Income          Earnings
                                   --------------- -------------- ----------------  -------------- -----------------


Balance at July 1, 1998                 4,065,721      $ 406,572     $ 22,801,295       $ 164,385      $ 15,077,957

Deferred compensation expense

Purchase of treasury stock

Unrealized gain on marketable
  securities, net                                                                          14,932

Net loss                                                                                                   (238,521)
                                   --------------- -------------- ----------------  -------------- -----------------
Balance at March 31, 1999               4,065,721      $ 406,572     $ 22,801,295       $ 179,317      $ 14,839,436
                                   =============== ============== ================  ============== =================



                                                                            Total
                                        Treasury         Deferred       Shareholders'
                                         Stock         Compensation        Equity
                                     ---------------- ---------------- -----------------

Balance at July 1, 1998              $ (1,419,962)      $ (405,000)     $ 36,625,247

Deferred compensation expense                              101,250           101,250

Purchase of treasury stock               (784,553)                          (784,553)

Unrealized gain on marketable
  securities, net                                                             14,932

Net loss                                                                    (238,521)
                                   ---------------     --------------     ----------------

Balance at March 31, 1999           $ (2,204,515)      $ (303,750)      $ 35,718,355
                                   ===============    ==============    ===============


                         See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                                      March 31, 1999
Page 7


                                          JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                             FOR THE NINE MONTHS ENDED MARCH 31,
                                                        (UNAUDITED)

                                                                                   1999                 1998
                                                                             -----------------    -----------------
Cash flows from operating activities
      Net (loss) earnings                                                          $ (238,521)         $ 1,124,072

Adjustments to reconcile net (loss) earnings to net
     cash provided by (used in) operating activities
          Depreciation and amortization                                              1,192,647              993,183
          Deferred compensation                                                        138,750              110,625
          Deferred income tax expense (benefit)                                          1,000             (215,000)
          Provision for doubtful accounts                                              347,255              364,965
          Gain on sale of equipment                                                     (1,655)
          Changes in operating assets and liabilities,
          Increase in operating assets, net                                         (2,959,292)          (3,741,708)
          Increase in operating liabilities, net                                       618,076            2,401,338
                                                                             -----------------    -----------------

          Net cash (used in) provided by operating activities                        (901,740)           1,037,475
                                                                             -----------------    -----------------
Cash flows from investing activities
          Capital expenditures                                                      (1,461,827)            (783,323)
          Increase in marketable securities, net                                       (35,298)             (62,696)
          Proceeds from sale of equipment                                                9,689
          Increase in other assets                                                    (147,634)            (171,073)
                                                                             -----------------    -----------------

          Net cash used in investing activities                                     (1,635,070)          (1,017,092)
                                                                             -----------------    -----------------
Cash flows from financing activities
          Borrowings under line of credit                                           40,346,052          112,863,510
          Payments under line of credit                                            (36,954,685)        (111,670,859)
          Principal payments under equipment financing
               and term loans                                                         (602,583)            (670,683)
          Borrowings under term loan                                                   575,000
          Purchase of treasury stock                                                  (784,553)            (719,962)
                                                                             -----------------    -----------------

          Net cash provided by (used in) financing activities                        2,579,231             (197,994)
                                                                             -----------------    -----------------

          NET INCREASE (DECREASE) IN CASH                                               42,421             (177,611)
                                                                             -----------------    -----------------

Cash at beginning of period                                                            562,556              463,352
                                                                             -----------------    -----------------

Cash at end of period                                                                $ 604,977            $ 285,741
                                                                             =================    =================

Supplemental schedule of non-cash financing and
    investing activities
Equipment under capital leases                                                       $ 552,544            $ 614,620


                     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                         March 31, 1999
 Page 8


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

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

3) The Board of Directors of the Company has authorized the purchase of up to 650,000 shares of its outstanding common stock under a stock repurchase program. The purchases may be made by the Company from time to time on the open market. The Company has made purchases of 412,200 shares of its common stock as of May 14, 1999 for aggregate consideration of $2,204,515.

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


FORM 10-Q                                                                        March 31, 1999
Page 9

           The number of shares used in the Company's basic and diluted earnings per share computations are as follows:
                                                      Three Months Ended                 Nine Months Ended
                                                          March 31,                          March 31,
                                                ------------------------------   ------------------------------
                                                   1999              1998              1999             1998
                                               --------------   ----------------   -------------     ------------
Weighted average common shares
  outstanding net of treasury shares,
  for basic earnings per share                     3,653,521          3,798,010       3,713,132        3,856,787

Common stock equivalents for
  stock options                                       10,361            122,828                           75,274
                                               --------------   ----------------   -------------     ------------

Weighted average common shares
  outstanding for diluted earnings per share       3,663,882          3,920,838       3,713,132        3,932,061
                                               ==============   ================   =============     ============


         The diluted loss per common share for the nine months ended March 31, 1999 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of 3,656 common share equivalents would have been antidilutive.

         For the three and nine months ended March 31, 1999 options to purchase 584,230 and 613,564 shares of common stock, respectively, at a price range of $2.69 to $12.75 and warrants to purchase 70,000 shares of common stock at $22.95 were outstanding during the period. The stock options and warrants not included in the computation of diluted earnings per share was due to the exercise prices being greater than the average market price of the common shares.

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

Comprehensive income and its components, net of tax, are as follows:

                                                   Three Months Ended               Nine Months Ended
                                                       March 31,                        March 31,

                                              -----------------------------      ------------------------
                                                  1999            1998             1999          1998
                                              -------------    ------------      ----------   -----------
                                                     (in thousands)                  (in thousands)
Net earnings (loss)                                    $71            $263          $(239)        $1,124

Other comprehensive income:

   Net unrealized investments gains                      7              44              15            44
                                              -------------    ------------      ----------   -----------
 Comprehensive income (loss)                            $78            $307          $(224)        $1,168
                                              =============    ============      ==========   ===========

         The components of accumulated other comprehensive income included in the accompanying condensed consolidated balance sheets and consolidated statement of changes in shareholders' equity consists of net unrealized investment gains on debt and equity securities available for sale as of the end of the period.

FORM 10-Q                                                         March 31, 1999
Page 10

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

         The Company's customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties ("Outsourcing"). The Company intends to capitalize on this trend toward Outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by Jaco consist of full integration solutions with flat panel display, kitting (e.g. supplying sets of specified quantities of products to a customer that are prepackaged for ease of feeding the customer's production lines), automated inventory management services and contract manufacturing through the Company's wholly-owned subsidiary, Nexus Custom Electronics, Inc.

FORM 10-Q                                                         March 31, 1999
Page 11


Results of Operations

The following table sets forth certain items in the Company's statement of earnings as a percentage of net sales for the periods shown:


                                                 Three Months Ended                    Nine Months Ended
                                                      March 31,                            March 31,
                                           ------------------------------         ---------------------------

                                              1999               1998                1999             1998
                                           ----------         ----------          ----------       ----------

Net Sales                                      100.0%             100.0%              100.0%          100.0%
Cost of goods sold                              80.7               79.4                80.5            79.2
                                           ----------         ----------          ----------       ----------
Gross Profit                                    19.3               20.6                19.5            20.8
Selling, general and
  administrative expenses                       18.1               18.7                18.9            18.4
                                           ----------         ----------          ----------       ----------
Operating  profit                                1.2                1.9                 0.6             2.4
Interest expense                                 0.9                0.7                 1.0             0.7
                                           ----------         ----------          ----------       ----------

Earnings (loss) before income taxes              0.3                1.2                (0.4)            1.7
Income tax (expense) benefit                    (0.1)              (0.5)                0.2            (0.7)
                                           ----------         ----------          ----------       ----------
NET EARNINGS (LOSS)                              0.2%               0.7%               (0.2%)           1.0%
                                           ==========         ==========          ==========       ==========

COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

         Net sales for the three and nine months ended March 31, 1999 were $36.2 million and $104.4 million, respectively, compared to $38.3 million and $115.0 million for the three and nine months ended March 31, 1998, respectively, representing decreases in net sales of 5.6% and 9.2%. The Company's net sales were impacted by continued industry wide pricing pressures, compounded by the softening demand for electronic components which has affected the electronics industry for over two years. Sequentially, net sales has increased for two quarters. Net sales for the fiscal third quarter grew 3.5% and 8.8% compared to the fiscal second and fiscal first quarters, respectively. This growth is primarily attributable to an increased penetration at the Company's account base and an increased demand for active components (semiconductors and flat panel displays) during the third quarter. Active component sales increased 6.5% compared to the fiscal 1999 second quarter and 20.9% compared to the fiscal 1999 first quarter.

         Gross profit margins as a percentage of net sales were 19.3% and 19.5% for the three and nine months ended March 31, 1999, respectively, compared to 20.6% and 20.8% for the three and nine months ended March 31, 1998, respectively. The decreases are attributable to industry wide pricing pressures and a change in product mix toward a greater amount of active components which, historically, have a lower gross profit margin compared to passive components.

FORM 10-Q                                                         March 31, 1999
Page 12

         Selling, general and administrative (`SG&A') expenses for the three and nine months ended March 31, 1999 were $6.5 million and $19.8 million, respectively, representing decreases of $.7 and $1.4 million, or 9.1% and 6.7%, when compared to the three and nine months ended March 31, 1998. The decrease in SG&A is the result of cost saving initiatives which the Company had implemented in prior periods and a recovery during the quarter ended March 31, 1999 of previously expensed legal fees.

         Interest expense increased to $336,000 and $990,000 for the three and nine months ended March 31, 1999 compared to $281,000 and $823,000 for the three and nine months ended March 31, 1998, an increase of 19.5% and 20.3% respectively. The increases are primarily attributable to increased net borrowings due to the Company's purchases of its common stock under its stock repurchase program, fixed asset additions primarily for contract manufacturing and operational expenditures made to upgrade the Company's core financial and reporting software.

         Net earnings (loss) for the three and nine months ended March 31, 1999 were $71,000 and $(239,000) or $0.02 and $(0.06) per share, respectively, compared to $263,000 and $1,124,000 or $0.07 and $0.29 per share, during the same periods last fiscal year. The weighted average number of diluted shares outstanding were 3,663,882 and 3,713,132 for the three and nine months ended March 31, 1999, compared to 3,920,838 and 3,932,061 for the same periods last fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's agreement with its banks, as amended, provides the Company with a $30,000,000 term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories of the Company as defined in the agreement which expires September 13, 2000. The interest rate of the credit facility is based on the average 30 day LIBOR rate plus 3/4% to 1-1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. The outstanding balance on the revolving line of credit facility was $18,704,453 at March 31, 1999. The term loan, with a remaining balance of $428,571 at March 31, 1999, requires monthly principal payments of $17,857, together with interest through September 13, 2000, with a final payment of $107,146 due on September 13, 2000. Borrowings under this facility are collateralized by substantially all of the assets of the Company. The agreement contains provisions for maintenance of certain financial ratios, all of which the Company is in compliance with at March 31, 1999 and prohibits the payment of cash dividends.

         For the nine months ended March 31, 1999 the Company's net cash used in operating activities was approximately $.9 million compared to net cash provided by operating activities of approximately $1.0 million for the nine months ended March 31, 1998. The decrease is primarily attributable to the increase in accounts receivable. Net borrowings under the Company's line of credit was approximately $3.4 million for the nine months ended March 31, 1999 compared to a $1.2 million for the nine months ended March 31, 1998. The additional borrowings is primarily attributable to the purchase of $.8 million of treasury stock along with fixed asset additions primarily for the contract manufacturing business. The Company's cash expenditure may vary significantly from current levels, based on a number of factors, including, but not limited to, future acquisitions if any.

         For the first nine months of fiscal 1999 and fiscal 1998 inventory turnover was 3.2:1 and 3.5:1, respectively. The average days outstanding of the Company's accounts receivable at March 31, 1999 was 61 days, as compared to 53 days at March 31, 1998.

         The Board of Directors of the Company had authorized the purchase of up to 250,000 shares of its common stock under a stock repurchase program. During fiscal 1999, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company's common stock. The purchases may

FORM 10-Q                                                         March 31, 1999
Page 13

be made by the Company from time to time on the open market at the Company's discretion and will be dependent on market conditions. Through May 14, 1999 the Company has purchased 412,200 shares of its common stock for aggregate consideration of $2,204,515 under this program.

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

         The Company, as it relates to the contract manufacturing operations in accordance with Phase I of the program, is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area a number of applications have been identified as Y2K compliant due to their recent implementation. The contract manufacturing core financial and reporting systems are not Y2K compliant, but are scheduled to be completed and fully tested by late 1999. The costs relating to Y2K compliance in the contract manufacturing area are not expected to be material to the Company. In the third party area, the Company has contacted most of its major third parties. These parties state that they intend to be Y2K compliant by the year 2000.

         The Company believes it will cost approximately $1.8 million to replace the core financial and reporting software systems for its distribution business. The Company is utilizing outside consultants to undertake a portion of such work.

 INFLATION

         Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

FORM 10-Q                                                         March 31, 1999
Page 14


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







DATED May 14, 1999