Form 10-K
period 1999-06-30
JACO ELECTRONICS INC
filed 1999-09-28
CIK 52971

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                           For the fiscal year ended
                                  June 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ___________________ to __________________

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

                             Yes: X     No: ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of Common Stock held by non-affiliates of the Company, computed by reference to the closing price on September 24, 1999 was $10,206,301

     Number of shares outstanding of each class of Common Stock, as of September 24, 1999: 3,653,521 shares (excluding 412,200 shares of treasury stock).

                      DOCUMENTS INCORPORATED BY REFERENCE:

   PartIII:  Definitive  Proxy  Statement  to be filed on or before  October 28,
       1999, under Regulation 14A, in connection with the Company's 1999
                        Annual Meeting of Shareholders.

                                     PART I

Item 1.  Business

         Jaco Electronics, Inc., a New York corporation organized in 1961 (collectively with all of its subsidiaries, unless otherwise noted, "Jaco" or the "Company").

General

         Jaco is a distributor of electronic components and a provider of contract manufacturing and value-added services throughout the United States and Canada from two distribution centers located on the East and West coasts and 14 sales offices located throughout the United States. The Company distributes products such as semiconductors, capacitors, resistors, electro-mechanical devices, flat panel displays and monitors and power supplies, which are used in the manufacture and assembly of electronic products. The Company also provides a variety of value-added services including automated inventory management services, integrating and assembling various custom components with flat panel displays (FPD's) to customer specifications (box-build), kitting the component requirements of customers, and furnishing contract manufacturing services. Value-added services are intended to attract new customers and increase sales to existing customers. In addition, these services are designed to respond to an industry trend of outsourcing, in which purchasing and warehousing functions are shifted by customers to the most efficient provider. The Company entered the contract manufacturing business in March 1994, when it acquired all of the outstanding capital stock of Nexus Custom Electronics, Inc. ("Nexus"), a Vermont-based turnkey contract manufacturer of printed circuit boards. Management believes that by expanding the range of value-added services it will enhance its value to customers.

         The Company's core customer base consists primarily of small and medium-sized manufacturers ("OEMs") that produce electronic equipment used in a wide variety of industries, including manufacturers of telecommunication, computer networking, computer peripheral, medical instrumentation and aerospace equipment. In the fiscal year ended June 30, 1999, the Company distributed electronic components to thousands of customers, none of which individually represented more than 5% of net sales.

         Jaco is a service-oriented company, built on strong customer and supplier relationships. The Company's inventory management and information systems assist its customers in controlling materials costs, in reducing cycle times and in keeping pace with rapidly occurring technological developments. The Company utilizes a computerized inventory control system to assist in the marketing of its products. During the fiscal year ended June 30, 1999, Jaco added several strategic suppliers to its line card, including Fairchild's power semiconductor product line that Fairchild acquired from Samsung during the first half of the fiscal year ended June 30, 1999, and Xecom, a manufacturer of miniaturized modems. The Company's computer system provides detailed on-line information regarding the availability of the Company's entire inventory located at its stocking facilities as well as on-line access to the inventories of some of the Company's major suppliers. Through the Company's integrated real-time information system, customers' orders can readily be tracked through the entire process of entering the order, reserving products to fill the order, ordering components from suppliers, if necessary, and shipping products to customers on scheduled dates. The Company is thus able to provide the type of distributor service required by its OEM customers that have adopted the "just-in-time" method of inventory procurement. The "just-in-time" method is utilized in an effort to operate more efficiently and profitably by relying on scheduled deliveries of such components at the time they are needed in the production process and thereby reducing inventories of components.

         The Company provides additional customer support through communication with customers from computer to computer or through electronic data interchange ("EDI"), and through technically competent product managers and Field Application Engineers (FAE's). Jaco's FAE's located across the United States, provide design support and technical assistance to Jaco's customers with detailed data solutions employing the latest technologies. In many cases Jaco's FAE's are factory-trained.

Industry Overview

         The electronics distribution industry has become an increasingly important sales channel for component manufacturers. Distributors market manufacturers' products to a broader range of OEMs than such manufacturers could economically serve with their direct sales forces. Today, distributors have become an integral part of their customers purchasing and inventory process. Distributors offer customers the ability to outsource their purchasing and warehousing responsibilities. EDI permits distributors to receive timely scheduling of component requirements from customers enabling them to provide these value-added services. Distributors also work with their suppliers to ensure that manufacturers' components are integrated into the design of new products.

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

         Passive components consist primarily of capacitors, electromechanical devices, and resistors. Passive products accounted for approximately 51%, 52% and 47% of the Company's net distribution sales in the fiscal years ended June 30, 1997, June 30, 1998 and June 30, 1999, respectively.

         Active components include semiconductors and computer subsystems. Semiconductors consist of such items as integrated circuits and discrete components, transistors, diodes, dynamic RAMs, static RAMs, video RAMs and MOSFETs. Computer subsystems are an integral part of personal computers and computer workstations and incorporate such items as disk drives, tape drives, flat panels and flat panel monitors, touchscreens and controllers. These products represented approximately 49%, 48% and 53% of the Company's net distribution sales in the fiscal years ended June 30, 1997, June 30, 1998 and June 30, 1999, respectively.

Value-Added Services

         The Company provides a number of value-added services which are intended to attract new customers, to maintain and increase sales to existing customers and, where feasible, to generate additional revenues and improve margins from sales of components. Value-added services include:

o Automated Inventory Management Services. Comprehensive, state-of-the-art solutions that effortlessly manage the customers inventory reordering, stocking and administration. These services reduce paperwork, inventory, cycle time, and the overall cost of doing business. It is a fully integrated solution to a customers inventory management.

o Kitting. Kitting of customer component product requirements is provided to fill a segment or a complete order of products to a select customer base. Kitting consists of assembling to a customer's specifications two or more of the Company's 60,000 stock items into pre-packaged kits ready for use in the customer's assembly line.
o

o Contract Manufacturing. The Company also furnishes turnkey contract manufacturing printed circuit boards ("PCBs") for OEMs using both conventional pin-through-hole and, on an increasing basis, more advanced surface mount technologies. Contract manufacturing operations involve assembling PCBs to customer specifications utilizing components from suppliers with whom the Company has distribution agreements and other suppliers. As a turnkey contract manufacturer of PCBs, the Company procures the required raw materials and components, manages the assembly and test operations, and supplies the PCBs in accordance with the customer's delivery schedule and quality requirements for the finished product.

o Flat Panel Display. The Company provides turnkey integration utilizing flat panel displays. FPDs and other devices such as touchscreen and cables are integrated to customer's specifications providing an assembled product "Box Build".

Sales and Marketing

         Management believes the Company has developed valuable long-term customer relationships and an in-depth understanding of its customers' needs and purchasing patterns. Jaco serves a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense, aerospace, medical equipment and other industries. None of the Company's customers individually represented more than 3%, 4% and 5% respectively, of net sales in the fiscal years ended June 30, 1997, June 30, 1998 and June 30, 1999 respectively.

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

         Sales are made throughout the United States and Canada from the sales departments maintained at the Company's two distribution facilities located on the East and West Coasts of the United States in California and New York and from 14 additional sales offices located in California, Florida, Maryland, Massachusetts, Minnesota, North Carolina, Oregon, Texas, Washington, Arizona and Illinois. Sales are made primarily through personal visits by the Company's employees and by a staff of trained telephone sales personnel who answer inquiries and receive and process orders from customers. In addition, the Company utilizes the services of independent sales representatives whose territories include parts of the United States, Canada, and several foreign countries. These sales representatives operate under agreements which are terminable by either party upon 30 days' notice. Independent sales representatives are authorized to solicit sales of all of the Company's product lines and are prohibited from representing competing product lines.

         In the fiscal year ended June 30, 1999, 93% of the Company's sales were produced by Company sales personnel and 7% by independent sales representatives. No one sales representative produced more than 2% of the Company's sales. The Company believes that the termination of any independent sales representative would not have a material adverse effect upon its business.

Backlog

         As the trend toward outsourcing increases, customers have been entering into just-in-time contracts with distributors, instead of placing orders. Orders constituting the Company's backlog are subject to delivery rescheduling, price negotiations and cancellations by the customer, sometimes without penalty or notice. Therefore, backlog is not necessarily indicative of future sales for any particular period.

Operations

         Component Distribution. Inventory management is critical to a distributor's business. The Company constantly focuses on a high number of resales or "turns" of existing inventory to reduce exposure to product obsolescence and changing customer demand.

     The Company's central computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information of Jaco's distribution business. Jaco has completed the redesign and development of an entirely new Distribution Software System. All of the dates in this new database are eight (8) characters, including the century. The system has been tested and has been in place since September 1, 1998. The system includes financial systems, Electronic Data Interchange (EDI), customer order entry, purchase order entry to manufacturers, warehousing and inventory control. Each of the Company's sales departments and offices is electronically linked to the Company's central computer systems which provides fully integrated on-line real-time data with respect to the Company's inventory levels. The Company's inventory management system was developed internally by Jaco and is considered proprietary. Inventory turns are tracked by vendor, and the Company's inventory management system provides immediate information to assist in making purchasing decisions and decisions as to which inventory to exchange with suppliers under stock rotation programs. The Company's inventory management system also uses bar-code technology along with scanning devices, which are supplied by Jaco to certain customers, and is networked to the facilities of such customers. In some cases, customers use computers that interface directly with the Company's computers to identify available inventory and rapidly process orders. This system enables the Company to more effectively manage its inventory and to respond more quickly to customer requirements for timely and reliable delivery of components. The Company's inventory turnover was approximately 3.3 times for the fiscal year ended June 30, 1999.

         Approximately 71% of the Company's component distribution inventory is maintained at its East Coast distribution center in Hauppauge, New York. Most of the remaining inventory is maintained at the Company's West Coast facility in Westlake Village, California. The Company also monitors supplier stock rotation programs, inventory price protection, rejected material and other factors related to inventory quality and quantity.

         Contract Manufacturing. The Company conducts its contract manufacturing operations through Nexus at an approximately 32,600 square foot facility located in Brandon, Vermont. Nexus provides turnkey and consigned contract manufacturing of PCBs for OEMs. "Turnkey" is an industry term that describes a contract manufacturer that buys customer-specified components from suppliers, assembles the components onto finished PCBs and performs post-assembly testing, while "consigned" refers to a contract manufacturer that provides the assembly and testing elements only. OEMs then incorporate the PCBs into finished products. In assembling PCBs, Nexus is capable of employing both pin-through-hole ("PTH") and surface mount technologies ("SMT"). PTH is a method of assembling PCBs in which component leads are inserted and soldered into plated holes in the board. SMT is a method of assembling PCBs in which components are fixed directly to the surface of the board, rather than being inserted into holes. The SMT process allows for more miniaturization, cost savings and shorter lead paths between components (which results in greater signal speed). In the fiscal year ended June 30, 1999, the Company invested approximately $1.2 million primarily in SMT machinery and equipment, as part of the Company's ongoing program to expand Nexus' operations.

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

         Acquisition of Corona Electronics, Inc. On January 21, 1997, the Company acquired all of the outstanding shares of capital stock of Corona Electronics, Inc. ("Corona"), an electronics component distributor located in Orange County, California. Management believes that the acquisition of Corona will strengthen the Company's presence in the Southern California marketplace.

Suppliers

         Manufacturers of components are increasingly relying on the marketing, customer service and other resources of distributors who market their product lines to customers not normally served by the manufacturer, and to supplement the manufacturer's direct sales efforts in other accounts often by providing value-added services not offered by the manufacturer. Manufacturers seek distributors who have strong relationships with desirable customers, are financially strong, have the infrastructure to handle large volumes of products and can assist customers in the design and use of the manufacturers' products. Currently, the Company has non-exclusive distribution agreements with many manufacturers, including California Micro Devices Corporation, International Resistive Company, Inc., Johanson Dielectric Inc., Kemet Electronics Corporation, Mitel Inc., Rohm Company, Limited, Samsung Semiconductor, Inc., TDK Corporation of America, Vishay Intertechnology, Inc. and Zetex, Inc. Management continuously seeks to identify potential new suppliers and obtain additional distributorships for new lines of products. Management believes that such expansion and diversification will increase the Company's sales and market share.

         In the fiscal year ended June 30, 1999, of the Company's top ten suppliers only Kemet and Samsung accounted for more than 10% of net sales and the remaining eight each accounted for between 8.7% and 1.1% of net sales. As is common in the electronics distribution industry, from time to time the Company has experienced terminations of relationships with suppliers which may affect its results of operations in post-termination periods.

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

Employees

         At August 31, 1999, the Company had a total of 393 employees, of which 114 were employed by Nexus. Of total employees, 10 were engaged in administration, 50 were managerial and supervisory employees, 149 were in sales and 184 performed warehouse, manufacturing and clerical functions. Of these employees, Nexus employed two in administration, 14 in management and supervisory positions, one in sales and 97 in warehouse, manufacturing and clerical functions. There are no collective bargaining contracts covering any of the Company's employees. The Company believes its relationship with its employees is satisfactory.

Item 2.    Properties

     All of the Company's facilities are leased except for the Brandon, Vermont property which is owned by Nexus. Jaco currently leases 16 facilities located in the States of Arizona, California, Florida, Illinois, Maryland, Massachusetts, Minnesota, New York, North Carolina, Oregon, Texas and Washington, two of which are multipurpose facilities used principally as administrative, sales, and purchasing offices, as well as warehouses, and the remainder of which are used exclusively by Jaco as sales offices. Jaco's satellite sales offices range in size from approximately 500 square feet to approximately 4,000 square feet. Base rents for such properties range from approximately $400 per month to approximately $9,000 per month. Depending on the terms of each particular lease, in addition to base rent, Jaco may also be responsible for portions of real estate taxes, utilities and operating costs, or increases in such costs over certain base levels. The lease terms range from one year to as long as five years. All facilities are linked by computer terminals to Jaco's Hauppauge, New York headquarters. The following paragraphs set forth certain information regarding Jaco's two principal leased facilities:

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

                                     PART II

Item 5.  Market For the  Company's  Common  Stock and  Related  Security  Holder
Matters.

         (a) The  Company's  common stock (the "Common  Stock") is traded on The
Nasdaq National Market under the symbol "JACO". The stock prices listed below represent the high and low closing sale prices of the Common Stock, as reported by The Nasdaq National Market, for each fiscal quarter beginning with the first fiscal quarter of 1998.

                  Fiscal Year 1998:                                    High            Low
                  First quarter ended September 30, 1997              $8.12           $7.25
                  Second quarter ended December 31, 1997              $7.31           $6.00
                  Third quarter ended March 31, 1998                  $7.50           $6.12
                  Fourth quarter ended June 30, 1998                  $7.00           $5.62
                  Fiscal Year 1999:                                    High            Low
                  First quarter ended September 30, 1998              $6.38           $2.50
                  Second quarter ended December 31, 1998              $6.88           $3.31
                  Third quarter ended March 31, 1999                  $5.09           $2.50
                  Fourth quarter ended June 30, 1999                  $4.31           $2.50

         (b) As of September 23, 1999 there were approximately 120 holders of record of the Company's Common Stock who management believes held for more than 1,300 beneficial owners.

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


Item 6.    Selected Consolidated Financial Data.

                                                             Year ended June 30,
                                                 1995             1996             1997             1998             1999
                                               --------         --------         --------         --------          -----
                                                         (in thousands, except per share data)

Statement of operations data
   Net sales                                   $138,683         $167,149         $155,098         $153,674         $140,711
   Cost of goods sold                           109,902          133,105          122,993          121,796          113,335
                                                -------          -------          -------        ---------          -------

     Gross profit                                28,781           34,044           32,105           31,878           27,376

   Selling, general and administrative
     expenses                                    23,552           26,247           27,640           28,707           27,642
                                               --------         --------         --------      -----------         --------

     Operating profit (loss)                      5,229            7,797            4,465            3,171             (266)

   Interest expense                               2,010            1,347              971            1,140            1,309
                                              ---------        ---------       ----------     ------------         --------

     Earnings (loss)before income taxes           3,219            6,450            3,494            2,031           (1,575)

   Income tax expense (benefit)                   1,303            2,600            1,415               847            (418)
                                              ---------        ---------        ---------     -------------        ---------

     NET EARNINGS                            $    1,916       $    3,850       $    2,079     $       1,184       $  (1,157)
                                              =========        =========        =========      ============        =========


Earnings per common share*
     Net earnings per common share                 $.78            $1.11             $.53             $.31            $(.31)
                                                    ===             ====              ===              ===              ====

Earnings per common share -
   assuming dilution
         Net earnings per common share             $.78            $1.08             $.53             $.30            $(.31)
                                                    ===             ====              ===              ===            ======

   Weighted average common and
     Common equivalent shares
     Outstanding
       Basic                                  2,440,841        3,479,707        3,899,181        3,836,700        3,698,270
                                              =========        =========        =========        =========        =========

       Diluted                                2,461,091        3,554,018        3,947,687        3,921,518        3,698,270
                                              =========        =========        =========        =========       ==========

Balance sheet data
   Working capital                            $  30,741        $  36,964        $  41,146        $  42,481         $41,998


   Total assets                                  56,323           61,143           69,996           73,419           72,931
   Long-term obligations                         23,666            8,791           15,553           17,037           18,886
   Shareholders' equity                          13,227           34,304           35,892           36,625           34,868


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

         The Company's customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (outsourcing). The Company intends to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by Jaco consist of automated inventory management services, kitting (e.g. supplying sets of specified quantities of products to a customer that are prepackaged for ease of feeding the customer's production lines), and contract manufacturing through Nexus.

         Results of Operations

         The following table sets forth certain items in the Company's statement of operations as a percentage of net sales for the periods shown:

                                                                        1999      1998      1997
                                                                        ----      ----      ----

Net sales                                                               100.0%    100.0%   100.0%
Cost of goods sold                                                       80.5      79.3     79.3
                                                                        -----     -----    -----
Gross profit                                                             19.5      20.7     20.7
Selling, general and administrative expenses                             19.7      18.7     17.8
                                                                        -----     -----    -----
Operating profit (loss)                                                 (0.2)      2.0      2.9
Interest expense                                                         0.9       0.7      0.6
                                                                        -----      -----   -----
Earnings (loss) before income taxes                                     (1.1)      1.3      2.3
Income tax expense (benefit)                                            (0.3)      0.5      1.0
                                                                        -----     -----    -----
NET EARNINGS (LOSS)                                                     (0.8%)     0.8%     1.3%
                                                                        =====     =====    =====

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 1999 ("FISCAL 1999") WITH FISCAL YEAR ENDED JUNE 30, 1998 ("FISCAL 1998")


         Net sales for the fiscal year ended June 30, 1999 were $140,711,000, a decrease of $12,963,000, or 8.4%, as compared to $153,674,000 reported for Fiscal 1998. The Company's net sales were impacted throughout the fiscal year by continued industry wide pricing pressures, compounded by weak demand for components which has impacted the electronics industry for over three years. Toward the end of Fiscal 1999, the Company experienced an increase in activity in many product sectors. As the new fiscal year begins, demand for product continues to be strong. The Company believes it is positioned well for growth, having continued expanding its Flat Panel Display Group, strengthening its Field Application Engineering (FAE) Program, and by adding sales and marketing personnel.

         Gross profit margins as a percentage of net sales were 19.5% in Fiscal 1999 compared to 20.7% in Fiscal 1998. The decrease was attributable to industry wide pressures and a shift in product mix toward a greater amount of active components, including flat panel devices, which historically, have a lower gross profit margin compared to passive components.

         Selling, General and Administrative expenses ("SG&A") were $27.6 million in Fiscal 1999, a decrease of $1.1 million, or 3.7%, compared to $28.7 million in Fiscal 1998. Due to the weakness in the electronics industry during Fiscal 1999, the Company had implemented cost containment measures. Additionally, SG&A decreased as a result of the decrease in gross profit dollars compared to Fiscal 1998. Variable costs such as commissions paid to sales personnel decreased. The decreases were partially offset by a bad debt of approximately $630,000 during the fourth quarter of fiscal 1999 and additional staffing of sales and marketing personnel toward the end of Fiscal 1999 in anticipation of an improvement in demand for electronic components.

         Interest expense increased to approximately $1.3 million in Fiscal 1999, as compared to $1.1 million in Fiscal 1998. The 14.8% increase in interest expense was primarily attributable to increased net borrowings due to the Company's purchases of its common stock under its stock repurchase program, fixed asset additions primarily for contract manufacturing, operational expenditures made to upgrade the Company's core financial and reporting software, and an increase in borrowing rates.

         Net loss for Fiscal 1999 was $1,157,000, or $.31 per share diluted, as compared to net earnings for Fiscal 1998 of $1,184,000, or $.30 per share diluted. During Fiscal 1999, the decrease in net earnings was primarily attributable to the decrease in net sales and decrease in gross profit dollars attributable to the overall industry weakness as it related to electronic components. The Company is cautiously optimistic that it is better positioned for increased performance during the future period based on the strengthening of the electronics industry and expenditures made during Fiscal 1999.

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 1998 WITH FISCAL YEAR ENDED JUNE 30, 1997 ("FISCAL 1997")

         Net sales for the year ended June 30, 1998 decreased approximately 1.0% to $153,674,000 as compared to $155,098,000 reported for the same Fiscal 1997 period. Fiscal 1998 results reflect the continuing industry-wide pressures on pricing, compounded by the softening demand for electronic components. The decrease in component sales through the Company's distribution operations was partially offset by a $6.4 million, or 64%, increase in sales from contract manufacturing. The Company's long term plan includes optimizing value-added services, such as Flat Panel Displays and contract manufacturing.

         Gross profit margins, as a percentage of net sales, remained constant at 20.7% in Fiscal 1998, compared to Fiscal 1997. While unit pricing continued to decline during Fiscal 1998, as a result of price protection and inventory rotation extended to the Company by its suppliers, the Company was able to maintain gross profit margins.

         Selling, General and Administrative (SG&A) expenses were $28.7 million in Fiscal 1998, an increase of $1.1 million, or 3.9% from $27.6 million in Fiscal 1997. The Company's addition of sales and sales management personnel, the expansion of the Field Application Engineering (FAE) Program, and the addition of the Flat Panel Display Group have contributed to the increase in SG&A expenses. Due to the continuing weakness in the electronics industry, the Company closely reviewed SG&A and implemented cost containment measures in the fiscal year ended June 30, 1998, which, it believed, would not have a negative impact on sales.

         Interest expense increased to approximately $1.1 million in Fiscal 1998, as compared to approximately $1.0 million in Fiscal 1997. The 17% increase in interest expense was primarily the result of additional borrowings under the credit facility for the acquisition of new inventory as further franchises were added in Fiscal 1998. The Company believed that the addition of such product lines would have a favorable impact on sales during future periods. The Company's acquisition of approximately $700,000 of new equipment to support the growth in contract manufacturing also contributed to the increase in interest expense.

         Net earnings for Fiscal 1998 were $1.2 million, or approximately $.30 per share fully diluted, as compared to $2.1 million, or approximately $.53 per share fully diluted for Fiscal 1997. During Fiscal 1998, the decrease in net earnings was primarily attributable to the increase in SG&A.

Liquidity and Capital Resources

         The Company's agreement with its banks, as amended, provides the Company with a $30,000,000 term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories of the Company as defined in the agreement which expires September 13, 2000. The interest rate of the credit facility is based on the average 30 day LIBOR rate plus 3/4% to 1-1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. The outstanding balance on the revolving line of credit facility was $16,963,575 at June 30, 1999. The term loan, with a remaining balance of $375,000 at June 30, 1999, requires monthly principal payments of $17,857, together with interest through September 13, 2000, with a final payment of $107,146 due on September 13, 2000. Borrowings under this facility are collateralized by substantially all of the assets of the Company. The agreement contains provisions for maintenance of certain financial ratios, all of which the Company is in compliance with at June 30, 1999, and prohibits the payment of cash dividends.

         During Fiscal 1999, the Company's net cash provided by operating activities was approximately $1.4 million, as compared to net cash provided by operating activities of approximately $1.6 million for Fiscal 1998, a decrease of $.2 million. The principal portion of the cash flow resulted from the decrease in inventory. This was offset by an increase in accounts receivable. Net borrowing under the Company's line of credit was approximately $1.5 million. The additional borrowing is partially attributable to the purchase of $.8 million of treasury stock along with capital expenditures for equipment required to support the contract manufacturing business, and software developed to operate the Company's distribution business. The Company's cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to, future acquisitions, if any.

         For Fiscal 1999 and Fiscal 1998, inventory turnover was 3.3x and 3.5x, respectively. The average days outstanding of the Company's accounts receivable at June 30, 1999 was 59 days, as compared to 52 days at June 30, 1998.

         The Board of Directors of the Company had authorized the purchase of up to 250,000 shares of its common stock under a stock repurchase program. During Fiscal 1999 the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company's common stock. The purchase may be made by the Company from time to time on the open market at the Company's discretion and will be dependent on market conditions. Through September 24, 1999, the Company has purchased 412,200 shares of its common stock for aggregate consideration of $2,204,515 under this program.

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

         As of September 1, 1998, Jaco completed the redesign and development of an entirely new distribution software system. All of the dates in this new database are 8 characters, including the century. The system has been tested and has been in operation since September 1, 1998. The systems include customer order entry, purchase order entry to the Company's manufacturers, warehousing and inventory control.

         The financial systems, Accounts Payable and General Ledger have been Y2K compliant since April 1997. The Accounts Receivable system is Y2K complaint as of September 1, 1998.

         Jaco's distribution facilities:  warehouse, shipping and other physical
handling  have  been  tested  and   are  believed  to be Y2K compliant.

         The Company, as it relates to the contract manufacturing operations in accordance with Phase I of the program, is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area a number of applications have been identified as Y2K compliant due to their recent implementation. The contract manufacturing core financial and reporting systems are not Y2K compliant but are scheduled to be complete and fully tested by late 1999. As a contingency plan, these systems can be performed manually. The costs relating to Y2K compliance in the contract manufacturing area are not expected to be material to the Company. In the third party area, the Company has contacted most of its major suppliers and vendors. These parties state that they intend to be Y2K compliant by the year 2000.

         The Company's management is in the process of developing a "worst-case scenario" with respect to Y2K non-compliance and to develop contingency plans designed to minimize the effects of such scenario. Although management believes that it is very unlikely that the worst-case scenario will occur, contingency plans will be developed and will address both IT (Information Technology) system and non-IT system (items containing embedded chips, such as elevators electronic door locks, telephone, etc.)failure.

         In the event of Y2K - related IT system failure, the Company would be unable to ship orders because its power system would not be functioning. In such event, the Company plans to use its own generators as a back-up power source.

     In terms of non-IT and third-party Y2K non compliance, the worst - case scenario for the Company would involve the loss of supply of component parts or other materials from one or more of its major suppliers. The Company believes it has made contingency plans with its vendors to have product available.

     There is still uncertainty about the broader scope of the Year 2000 issue as it may affect the Company and third parties that are critical to our operations. For example, lack of readiness by electrical and water utilities, financial institutions, governmental agencies or other providers of general infrastructure could pose significant impediments to the Company's ability to carry on our normal operations. The Company intends to request assurances of Y2K readiness from its telephone and utilities suppliers. However, management has been informed that some suppliers have either declined to provide the requested assurances, or have limited the scope of assurances to which they are willing to permit. If suppliers of services that are critical to the Company's operations were to experience business disruptions as a result of their lack of Y2K readiness their problems could have a material adverse affect on the financial position and results of operations of the Company. The impact of a failure of readiness by critical suppliers cannot be estimated with confidence, and the effectiveness of contingency plans to mitigate the effect of any such failure is largely untested. Management cannot provide an assurance that there will be no material adverse effects to the financial condition or results of operations of the Company as a result of Y2K issues.

         The Company has spent to date approximately $1.8 million to replace the core financial and reporting software systems for its distribution business. The Company has utilized outside consultants to undertake a portion of the work.

Inflation

         Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

         The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the average 30 day LIBOR rate plus 3/4% to 1 1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. At August 31, 1999, $17,083,821 was outstanding under the credit facility. Changes in the LIBOR interest rate during the fiscal year ending June 30, 2000 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the LIBOR interest rate will increase or decrease interest expense for the Company by approximately $171,000.

         The impact of interest rate fluctuations on other floating rate debt of the Company is not material.

Item 8.   Financial Statements and Supplementary Data.
         For an index to the financial  statements and  supplementary  data, see
Item 14(a).

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         No response to this Item is required.

                                    PART III

Item 10.   Directors and Executive Officers of the Company.

         Incorporated herein by reference is the information to appear under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 1999.

Item 11.   Executive Compensation.

         Incorporated herein by reference is the information to appear under the caption "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 1999.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

         Incorporated herein by reference is the information to appear under the caption "Principal Shareholders; Shares Held by Management" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 1999.

Item 13.   Certain Relationships and Related Transactions.

         Incorporated herein by reference is the information to appear under the caption "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
                                                                                                           Page
(a)      (1)   Financial Statements included in Part II,Item 8,of this Report:
               Index to Consolidated Financial Statements and Schedule                                     F-1
               Report of Independent Certified Public Accountants                                          F-2
               Consolidated Balance Sheets                                                                 F-3
               Consolidated Statements of Operations                                                       F-5
               Consolidated Statement of Changes in Shareholders' Equity                                   F-6
               Consolidated Statements of Cash Flows                                                       F-7
               Notes to Consolidated Financial Statements                                                F-8 -F-26

(a)      (2)   Financial Statement Schedule included in Part IV of this Report
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

10.6.2 1993 Non-Qualified Stock Option Plan, as amended (filed as Exhibit A to the Company's Definitive Proxy Statement, dated November 2, 1998 for the Annual Meeting of Shareholders held on December 7,
              1998)

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

10.12.1 Form of Escrow Agreement under the Restricted Stock Plan, incorporated by reference to the Company's Registration Statement on Form S-8/S-3, Commission File No. 333 -49877, filed April 10, 1998 Exhibit 4.2.

10.12.2 Form of Stock Purchase Agreement under the Restricted Stock Plan, incorporated by reference to the Company's Registration Statement on Form S-8/S-3, Commission File No. 333 - 49877, filed April 10, 1998 Exhibit 4.3.

10.12.3 Form of Stock Option Agreement, incorporated by reference to the Company's Registration Statement on Form S-8/S-3, Commission File No. 333 -49877, filed April 10, 1998 Exhibit 4.4.

10.12.4 Restricted Stock Plan (filed as Exhibit B to the Company's Definitive Proxy Statement, dated November 2, 1998 for the Annual Meeting of Shareholders held on December 7, 1998).

10.13         Employment   agreement   between  Joel  Girsky  and  the  Company,
              incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 10.13

10.14 Employment agreement between Charles Girsky and the Company, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 10.14

10.15 Employment agreement between Jeffrey D. Gash and the Company, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 10.15

21.1          Subsidiaries of the Company.

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

99.6 $1,500,000 Additional Term Loan Note, executed by the Company in favor of BNYCC, dated March 11, 1994, incorporated by reference to the Company's Annual Report on Form 10-K for the yea ended June 30, 1994, Exhibit 99.5.

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

99.8.2 Amendment to the Second Restated and Amended Loan and Security Agreement, dated as of August 1, 1997, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, Exhibit 99.8.2

99.8.3 Amendment to Second Restated and Amended Loan and Security Agreement dated July 1, 1998, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 99.8.3

99.8.4        Amendment  to  Second  Restated  and  Amended  Loan  and  Security
              Agreement dated September 21, 1998 incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 99.8.4

(b) Reports on Form 8-K filed during last quarter of the period covered by this Report:

                  None.

                              INDEX TO CONSOLIDATED
                        FINANCIAL STATEMENTS AND SCHEDULE




                                                                                                                Page




Report of Independent Certified Public Accountants                                                                 F-2

Financial Statements

      Consolidated Balance Sheets                                                                                  F-3

      Consolidated Statements of Operations                                                                        F-5

      Consolidated Statement of Changes in Shareholders' Equity                                                    F-6

      Consolidated Statements of Cash Flows                                                                        F-7

      Notes to Consolidated Financial Statements                                                                F-8 - F-26

      Report of Independent Certified Public Accountants
         on Schedule                                                                                               F-27

      Schedule II - Valuation and Qualifying Accounts                                                              F-28



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
    Jaco Electronics, Inc.


We have audited the accompanying consolidated balance sheets of Jaco Electronics, Inc. and Subsidiaries (the "Company") as of June 30, 1998 and 1999 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jaco Electronics, Inc. and Subsidiaries as of June 30, 1998 and 1999, and the consolidated results of their operations and cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Melville, New York
August 20, 1999

                                   Jaco Electronics, Inc. and Subsidiaries

                                         CONSOLIDATED BALANCE SHEETS

                                                    June 30,



                                     ASSETS                                                1998                  1999
                                                                                       -------------         -------------

CURRENT ASSETS
    Cash                                                                               $     562,556              $922,247

    Marketable securities                                                                    764,810               881,622
    Accounts receivable, less allowance for doubtful
       accounts of $1,268,000 in 1998 and $440,000
       in 1999                                                                            21,887,618            23,408,900
    Inventories                                                                           35,737,288            33,224,719
    Prepaid expenses and other                                                             1,203,198               660,782
    Prepaid and refundable income taxes                                                      610,132               990,855
    Deferred income taxes                                                                    772,500               336,000
                                                                                        ------------         -------------

         Total current assets                                                             61,538,102            60,425,125

PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                                               6,102,445             6,983,761

DEFERRED INCOME TAXES                                                                        333,000               390,000

EXCESS OF COST  OVER NET  ASSETS  ACQUIRED,  less  accumulated  amortization  of
    $719,000 in 1998
    and $895,000 in 1999                                                                   3,776,912             3,588,449

OTHER ASSETS                                                                               1,668,830             1,543,328
                                                                                         -----------          ------------

                                                                                         $73,419,289          $ 72,930,663
                                                                                          ==========           ===========





        The accompanying notes are an integral part of these statements.

                                    Jaco Electronics, Inc. and Subsidiaries

                                    CONSOLIDATED BALANCE SHEETS (continued)

                                                    June 30,



                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY                                         1998                  1999
                                                                                      --------------         -------------
 CURRENT LIABILITIES
    Accounts payable                                                                     $16,633,389           $15,923,157
    Current maturities of long-term debt and
       capitalized lease obligations                                                         663,198               791,814
    Accrued expenses                                                                       1,760,862             1,712,162
                                                                                         -----------          ------------

         Total current liabilities                                                        19,057,449            18,427,133


 LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS                                                                           17,036,593            18,885,664


 DEFERRED COMPENSATION                                                                       700,000               750,000


 COMMITMENTS AND CONTINGENCIES


 SHAREHOLDERS' EQUITY
    Preferred stock - authorized, 100,000 shares, $10
       par value;  none issued
    Common stock -  authorized,  10,000,000  shares,  $.10 par value;  4,065,721 shares issued and 3,866,221 and
       3,653,521 shares outstanding, respectively                                            406,572               406,572
    Additional paid-in capital, net                                                       22,396,295            22,531,295
    Retained earnings                                                                      15,077,957            13,920,807
    Accumulated other comprehensive income                                                    164,385               213,707

    Treasury stock - 199,500 and 412,200 shares, respectively,
      at cost                                                                             (1,419,962)           (2,204,515)
                                                                                         -----------           ------------

                                                                                          36,625,247            34,867,866
                                                                                         ------------          -------------

                                                                                         $73,419,289            $72,930,663
                                                                                         ===========             ===========

        The accompanying notes are an integral part of these statements.

                                    Jaco Electronics, Inc. and Subsidiaries

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year ended June 30,





                                                                      1997                 1998                  1999
                                                                  -------------        -------------        --------------

Net sales                                                          $155,097,745         $153,674,226          $140,710,825
Cost of goods sold                                                  122,993,172          121,796,083           113,334,627
                                                                    -----------          -----------          ------------

       Gross profit                                                  32,104,573           31,878,143            27,376,198

 Selling, general and administrative expenses                        27,639,567           28,706,520            27,642,724
                                                                   ------------         ------------          ------------

       Operating profit (loss)                                        4,465,006            3,171,623              (266,526)

Interest expense                                                        971,253            1,140,362             1,308,624
                                                                 --------------        -------------         -------------

       Earnings (Loss) before income taxes                            3,493,753            2,031,261            (1,575,150)

Income tax provision (benefit)                                        1,415,000              847,000              (418,000)
                                                                  -------------       --------------       ----------------

       NET EARNINGS (LOSS)                                       $    2,078,753       $    1,184,261        $   (1,157,150)
                                                                  =============        =============         ==============


Net earnings per common share
    Basic                                                                $0.53                $0.31                $(0.31)
                                                                          ====                 ====                  =====
    Diluted                                                              $0.53                $0.30                $(0.31)
                                                                          ====                 ====                 ======


Weighted-average common shares and common
    equivalent shares outstanding
      Basic                                                           3,899,181            3,836,700             3,698,270
                                                                      =========            =========             =========
      Diluted                                                         3,947,687            3,921,518             3,698,270
                                                                      =========            =========            ==========



        The accompanying notes are an integral part of these statements.

                                 Jaco Electronics, Inc. and Subsidiaries

                                     CONSOLIDATED STATEMENT OF CHANGES
                                         IN SHAREHOLDERS' EQUITY

                                   Years ended June 30, 1997, 1998 and 1999

                                                                                                              Accumulated
                                                                               Additional                         other
                                                                                 paid-in       Retained       comprehensive
                                                 Shares         Amount           capital       Earnings          income
                                                --------       --------       ---------------- ---------       ------------

Balance at July 1, 1996                        3,955,721       $395,572      $22,024,795       $11,814,943     $  68,245


Net earnings                                                                                     2,078,753
Unrealized gain on marketable
     securities - net                                                                                             51,955

Comprehensive income

Issuance of common stock in connection with
   acquisition                                    20,000          2,000          155,500
Purchase of treasury stock                      ________        _______        _________          ______         ________

Balance at June 30, 1997                       3,975,721        397,572       22,180,295         13,893,696       120,200

Net earnings                                                                                      1,184,261
Unrealized gain on marketable
    securities - net                                                                                               44,185


Comprehensive income

Issuance of restricted  stock                     90,000          9,000          621,000
Deferred compensation expense
Purchase of treasury stock                      ________        _______        _________         _______        _________


Balance at June 30, 1998                       4,065,721        406,572       22,801,295          15,077,957      164,385


Net loss                                                                                          (1,157,150)
Unrealized gain on marketable
    securities - net                                                                                               49,322


Comprehensive loss

Deferred compensation expense
Purchase of treasury stock                     _________        _______        _________         _______        _________


Balance at June 30, 1999                       4,065,721       $406,572      $22,801,295       $13,920,807       $213,707
                                              ===========       ========      ===========       ===========      ===========


                                  Jaco Electronics, Inc. and Subsidiaries

                                  CONSOLIDATED STATEMENT OF CHANGES
                                        IN SHAREHOLDERS' EQUITY

                               Years ended June 30, 1997, 1998 and 1999





                                                              Deferred           Total
                                                Treasury       compen-       shareholders'
                                                 stock         sation           equity
                                                --------       --------       --------------

Balance at July 1, 1996                                                        $ 34,303,555
                                                                               ------------

Net earnings                                                                     2,078,753
Unrealized gain on marketable
     securities - net                                                               51,955
                                                                                ------------

Comprehensive income                                                             2,130,708

Issuance of common stock in connection with
   acquisition                                                                     157,500
Purchase of treasury stock                    $(700,000)                          (700,000)
                                             ------------                      ------------

Balance at June 30, 1997                      (700,000)                         35,891,763
                                                                              ------------

Net earnings                                                                     1,184,261
Unrealized gain on marketable
    securities - net                                                                44,185
                                                                               ------------

Comprehensive income                                                              1,228,446

Issuance of restricted  stock                             $ (540,000)                90,000
Deferred compensation expense                                135,000                135,000
Purchase of treasury stock                   (719,962)                             (719,962)

                                           -----------      ------------          -----------
Balance at June 30, 1998                   (1,419,962)       (405,000)            36,625,247
                                                                                 ------------

Net loss                                                                          (1,157,150)
Unrealized gain on marketable
    securities - net                                                                  49,322
                                                                                 ------------

Comprehensive loss                                                                (1,107,828)

Deferred compensation expense                                 135,000                135,000
Purchase of treasury stock                    (784,553)                             (784,553)
                                             ------------   ------------           -----------

Balance at June 30, 1999                      (2,204,515)    (270,000)            $ 34,867,866
                                             ============    ==========            ===========



The accompanying notes are an integral part of this statement.

                                Jaco Electronics, Inc. and Subsidiaries

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Year ended June 30,

                                                                                     1997                 1998               1999
                                                                               -------------         ------------        -----------

Cash flows from operating activities
   Net earnings (loss)                                                          $   2,078,753      $   1,184,261      $  (1,157,150)
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                                1,050,666          1,356,457          1,587,766
       Deferred compensation                                                           50,000            185,000            185,000
       Deferred income tax (benefit) expense                                         (119,000)            33,000            351,000
       Loss (gain)on sale of equipment                                                  9,941              2,717               (918)
       Provision for doubtful accounts                                                255,931            475,816            981,622
       Changes in operating assets and liabilities, net of
         effects of acquisitions
           Decrease (increase) in accounts receivable                               1,603,022           (355,660)        (2,502,904)
           (Increase) decrease in inventories                                      (1,767,196)        (2,426,087)         2,512,569
           (Increase) decrease in prepaid expenses and other                         (615,364)           156,419            542,416
           Increase in prepaid and refundable income taxes                           (902,545)           (81,889)          (380,723)
           (Decrease) increase in accounts payable                                   (594,557)           800,191           (710,232)
           Increase (decrease) in accrued expenses                                    235,950            291,933            (48,700)
                                                                                -------------      -------------      -------------

       Net cash provided by operating activities                                    1,285,601          1,622,158          1,359,746
                                                                                -------------      -------------      -------------
Cash flows from investing activities
   Increase in marketable securities                                                  (59,943)           (68,049)           (39,139)
   Capital expenditures                                                              (943,352)        (1,068,775)        (1,603,361)
   Proceeds from the sale of equipment                                                 42,867            120,515              9,689
   Business acquisitions, net of cash acquired                                     (4,742,249)
   Increase in other assets                                                          (176,728)          (258,905)            (7,834)
                                                                                -------------      -------------      -------------
       Net cash used in investing activities                                       (5,879,405)        (1,275,214)        (1,640,645)
                                                                                -------------      -------------      -------------
Cash flows from financing activities
   Borrowings from line of credit                                                 161,931,215        152,258,926         53,507,313
   Borrowings under term loan for equipment                                                                                 575,000
   Payments of line of credit                                                    (155,834,207)      (151,076,073)       (51,851,995)
   Principal payments under equipment financing                                      (289,727)          (586,345)          (590,889)
   Payments under term loan                                                          (214,286)          (214,286)          (214,286)
   Purchase of treasury stock                                                        (700,000)          (719,962)          (784,553)
   Proceeds from issuance of restricted stock                                                             90,000
                                                                                -------------      -------------      -------------
       Net cash provided by (used in)  financing activities                         4,892,995           (247,740)           640,590
                                                                                -------------      -------------      -------------
       NET INCREASE IN CASH                                                           299,191             99,204            359,691
Cash at beginning of year                                                             164,161            463,352            562,556
                                                                                -------------      -------------      -------------
Cash at end of year                                                             $     463,352      $     562,556      $     922,247
                                                                                =============      =============      =============

Supplemental cash flow disclosures:
   Interest paid                                                                $     815,000      $   1,301,000      $   1,310,000
   Income taxes paid                                                                2,502,000            929,000             22,000
Supplemental schedule of noncash financing and investing activities:
     Equipment under capital leases                                             $     531,561      $   1,165,781      $     552,544


The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1997, 1998 and 1999



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

     Electronics parts distribution sales include exports made principally to customers located in Western Europe. For the years ended June 30, 1997, 1998 and 1999, export sales amounted to approximately $4,102,000, $4,537,000 and $4,810,000, respectively.

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

     3.  Investments in Marketable Securities

         Investments in marketable securities consist of investments in mutual funds. Such investments have been classified as "available for sale securities" and are reported at fair market value which is inclusive of unrealized gains of $257,782 and $335,455 in 1998 and 1999, respectively. Changes in the fair value of "available for sale securities" are included in accumulated other comprehensive income, net of the related deferred tax effects.

     4.  Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1997, 1998 and 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     5.  Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful life of the assets.

         The  Company  capitalizes  costs  incurred  for  internally   developed
         software where economic and technological feasibility has been established. These capitalized software costs are being amortized on a straight-line basis over the estimated useful life of seven years.

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

     8.  Earnings (Loss) Per Common Share

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

                          June 30, 1997, 1998 and 1999



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

     9.  Financial Instruments and Business Concentrations

          Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company's customer base, their dispersion across geographic areas and industries, along with the Company's policy of maintaining credit insurance. The Company routinely addresses the financial strength of its customers and, historically has limited its accounts receivable credit risk. However, during the fourth quarter of fiscal 1999 the Company recorded approximately $630,000 of additional bad debt expense.

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

         The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements. During the year ended June 30, 1999, purchases from three suppliers accounted for 19%, 14% and 9%, respectively, of net sales. As is common in the electronics distribution industry, from time to time the Company has experienced terminations of relationships with suppliers. There can be no assurance that, in the event a supplier cancelled its distributor agreement with the Company, the Company will be able to replace the sales with sales of other products.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1997, 1998 and 1999



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

11.      Comprehensive Income

         During 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's earnings or stockholder's equity. SFAS 130 requires unrealized holding gains or losses on debt and equity securities available for sale, which prior to adoption were only reported separately in stockholder's equity, to be included in comprehensive income and accumulated other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

12.      Segment Reporting

         The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that the Company disclose certain information about its operating segments defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

13.      Advertising

         Advertising costs are expensed as incurred and totaled $177,575, $257,281 and $250,198 for the years ended June 30, 1997, 1998 and 1999, respectively.

                                  Jaco Electronics, Inc. and Subsidiaries

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                       June 30, 1997, 1998 and 1999

NOTE B - INVENTORY

     Inventories consist of the following:
                                                                                                June 30,
                                                                                    1998                     1999

      Finished goods and goods held for resale                                     $30,490,288              $29,048,654
      Work-in-process                                                                  555,000                  686,180
      Raw materials                                                                  4,692,000                3,489,885
                                                                                   -----------             ------------

                                                                                   $35,737,288              $33,224,719
                                                                                    ==========               ==========


NOTE C - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of:

                                                                         Useful
                                                                          Life                 June 30,
                                                                                        ---------------------
                                                                        in years            1998                1999
                                                                      ----------        ------------        ------------

       Land, building and improvements                                  10 to 30          $1,468,708          $1,468,708
       Machinery and equipment                                           3 to 7            6,028,756           7,488,477
       Internally developed software costs                                   7             1,123,897           1,769,857
       Transportation equipment                                          3 to 5               32,063              64,109
       Leasehold improvements                                            5 to 10             599,757             601,218
                                                                                          ----------        ------------

                                                                                           9,253,181          11,392,369

       Less accumulated depreciation and amortization
           (including $326,134 in 1998 and $635,195
           in 1999 of capitalized lease amortization)                                      3,150,736           4,408,608
                                                                                           ---------          ----------

                                                                                          $6,102,445          $6,983,761
                                                                                           =========           =========

     Included in machinery and equipment are assets  recorded under  capitalized
     leases  at  June  30,  1998  and  1999  for  $1,789,913   and   $2,342,457,
     respectively.

                                  Jaco Electronics, Inc. and Subsidiaries

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                      June 30, 1997, 1998 and 1999

 NOTE D - INCOME TAXES

     The components of the Company's provision for income taxes is as follows:

                                                                                     June 30,
                                                                           ---------------------------------
                                                                 1997                   1998                 1999
                                                            -------------            -----------         -------------
      Federal
         Current                                               $1,262,000               $663,000             $(887,000)
         Deferred                                                (119,000)                33,000               351,000
                                                               ----------               --------            ----------

                                                                1,143,000                696,000              (536,000)

      State                                                       272,000                151,000               118,000
                                                               ----------                -------              --------

                                                               $1,415,000               $847,000             $(418,000)
                                                                =========                =======              =========


     The Company's  effective  income tax rate differs from the  statutory  U.S.
Federal income tax rate as a result of the following:

                                                                                          June 30,
                                                                         --------------------------------------------
                                                                           1997               1998                1999
                                                                         --------           ---------           --------

      Statutory Federal tax rate                                          34.0%               34.0%             (34.0)%
      State income taxes, net of Federal tax benefit                       5.1                 5.0                5.0
      Sales expense for which no tax
         benefit arises                                                    1.8                 2.4                2.4
      Other                                                                (.4)                 .3                 .1
                                                                        ------              ------             ------

      Effective tax rate                                                  40.5%               41.7%             (26.5) %
                                                                          ====                ====             ========



                                   Jaco Electronics, Inc. and Subsidiaries

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                        June 30, 1997, 1998 and 1999

 NOTE D - INCOME TAXES (continued)

     Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes are summarized as follows:

                                                                                        1998                   1999
                                                                                    ------------          -------------
       Deferred tax assets
            Net operating loss carryforwards                                          $   260,000           $  389,000
            Allowance for bad debts                                                       463,000              161,000
            Inventory valuation                                                           874,000              869,000
            Deferred compensation                                                         255,000              274,000
            Other deferred tax assets                                                     198,500              243,000
                                                                                       ----------            ---------

                                                                                        2,050,500            1,936,000

       Deferred tax liabilities
           Depreciation                                                                  (458,000)            (683,000)
           Other                                                                          (68,000)             (80,000)
           Unrealized gain on marketable securities
              available for sale                                                          (94,000)            (122,000)
                                                                                      -----------            ----------

                                                                                        1,430,500            1,051,000

       Valuation allowance                                                               (325,000)            (325,000)
                                                                                       ----------           -----------

       Net deferred tax asset                                                          $1,105,500            $ 726,000
                                                                                        =========             ========




                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1997, 1998 and 1999



NOTE D - INCOME TAXES (continued)

     At June 30, 1999, the Company, through an acquisition, has available a Federal net operating loss carryforward of approximately $714,000. Such net operating loss is subject to certain limitations and expires in varying amounts during the fiscal years 2007 through 2009. Further, the Company has established a valuation allowance with respect to the net deferred tax assets attributable to this acquired subsidiary. During fiscal 1998, $169,000 of such net deferred tax asset was recognized as a reduction of the excess of cost over net assets acquired attributable to the acquired subsidiary. The subsequent realization of such deferred tax asset will result in the reduction of the excess of cost over net assets acquired.

                                    Jaco Electronics, Inc. and Subsidiaries

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                     June 30, 1997, 1998 and 1999



NOTE E - EARNINGS PER COMMON SHARE

                                           For the year ended June 30,                  For the year ended June 30,
                                                      1997                                          1998
                                    ----------------------------------------      ----------------------------------------
                                       Income           Shares          Per         Income          Shares          Per
                                       (Numer-         (Denomi-        Share        (Numer-        (Denomi-        Share
                                        ator)           nator)        Amount         ator)          nator)        Amount
                                     ---------        ---------      -------      ---------       ---------      -------

     Basic earnings per share;
       income available to
       common shareholders          $2,078,753        3,899,181        $0.53     $1,184,261       3,836,700        $0.31


     Effect of dilutive
     securities
       Stock options                                     48,506                                      84,818
                                  ----------------  -----------                 ---------------  ----------


     Diluted earnings per
       share; income available
       to common shareholders
       plus assumed
       conversions                  $2,078,753        3,947,687        $0.53     $1,184,261       3,921,518        $0.30
                                     =========        =========                   =========       =========

                                       For the year ended June 30,
                                                  1999
                                    ----------------------------------------
                                       Income           Shares          Per
                                       (Numer-         (Denomi-        Share
                                        ator)           nator)        Amount
                                     ---------        ---------      -------

     Basic earnings per share;
       income available to
       common shareholders          $(1,157,150)     3,698,270       $(0.31)


     Effect of dilutive
     securities
       Stock options
                                  ----------------  -----------


     Diluted earnings per
       share; income available
       to common shareholders
       plus assumed
       conversions                  $(1,157,150)     3,698,270      $(0.31)
                                     ===========     =========

     Options to purchase 485,296 shares of common stock at a price range of $2.69 to $12.75 and warrants to purchase 70,000 shares of common stock at $22.95 were outstanding during fiscal 1999. They were not included in the computation of diluted earnings per share because the inclusion of common stock equivalents would have been anti-dilutive.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1997, 1998 and 1999



NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS

     Debt and capitalized lease obligations are as follows:

                                                                                                   June 30,
                                                                                        ---------------------------------
                                                                                       1998                    1999
                                                                                     ---------               ---------
     Term loan and revolving line of credit (a)                                       $15,897,542             $17,338,575
     Other term loans (b)                                                                 133,863                 621,797
     Equipment note (c)                                                                   115,998                   5,251
     Capitalized lease obligations (d)                                                  1,825,066               1,966,520
                                                                                      -----------             -----------

                                                                                       17,972,469              19,932,143

     Less amounts representing interest on capitalized
         lease obligations                                                                272,678                 254,665
                                                                                     ------------            ------------

                                                                                       17,699,791              19,677,478

     Less current maturities                                                              663,198                 791,814
                                                                                     ------------            ------------


                                                                                      $17,036,593             $18,885,664
                                                                                       ==========              ==========

     (a)   Term Loan and Revolving Line of Credit Facility

           The Company's agreement with its banks, as amended, provides the Company with a $30,000,000 term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories of the Company as defined in the agreements. The agreement was amended to: (i) extend the maturity date to September 13, 2000, (ii) change the interest rate to a rate based on the average 30 day LIBOR rate plus 3/4% to 1-1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and (iii) change the requirements of certain financial covenants. The applicable interest rate may be adjusted quarterly and borrowings under this facility are collateralized by substantially all of the assets of the Company. The outstanding balance on the revolving line of credit facility was $16,963,575 at June 30, 1999, with an associated interest rate of 6.28%. Pursuant to the same agreement, at June 30, 1999, a term loan with a remaining balance of $375,000 requires monthly principal payments of $17,857, together with interest through September 13, 2000, with a final payment of $107,146 due on September 13, 2000. The agreement contains provisions for maintenance of certain financial ratios, all of which the Company is in compliance with, and prohibits the payment of cash dividends.

                                    Jaco Electronics, Inc. and Subsidiaries

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                         June 30, 1997, 1998 and 1999



NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)

     (b)   Other Term Loans

           Other term loans as of June 30, 1999 are as follows:

                                                                                                         Monthly
              Date of loan                                    Balance              Term                  payment

              March 16, 1995                                  $ 10,184           60 months               $ 1,160
              March 16, 1995                                    83,440           84 months                 2,730
              January 14, 1999                                 528,173           60 months                 9,829
                                                               -------

                                                              $621,797

           The above loans are collateralized by the related equipment acquired, having a carrying value of approximately $770,000 at June 30, 1999 and $331,000 at June 30, 1998. The agreements contain, among other things, restrictive covenants on one of the Company's subsidiaries, which place limitations on: (i) consolidations, mergers and acquisitions, (ii) additional indebtedness, encumbrances and guarantees, (iii) loans to shareholders, officers or directors, (iv) dividends and stock redemptions, and (v) transactions with affiliates, all as defined in the agreements. The loans bear interest payable monthly, at 6%, 5.5% and 1% per annum, respectively.

     (c)   Equipment Note

           The equipment note is payable through September 1999, bearing an implicit interest rate of 9.68%, and is collateralized by the related equipment.

     (d)   Capitalized Lease Obligations

           The Company leases certain equipment under agreements accounted for as capital leases. During fiscal 1999, the Company acquired approximately $553,000 of equipment through a capital lease. The obligations for the equipment require the Company to make monthly payments through September 2003, with implicit interest rates from 7.0% to 8.5%.

                                Jaco Electronics, Inc. and Subsidiaries

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                      June 30, 1997, 1998 and 1999



NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)

     The following is a summary of the aggregate annual maturities of debt and capitalized lease obligations as of June 30, 1999:

                                                                                                          Capitalized
                                                                                       Debt                   leases

      Year ending June 30,
           2000                                                                      $    371,800              $ 532,603
           2001                                                                        17,269,135                541,368
           2002                                                                           139,486                501,006
           2003                                                                           116,628                353,048
           2004                                                                            68,574                 38,495
                                                                                     ------------              ---------

                                                                                     $ 17,965,623             $1,966,520
                                                                                      ============             =========


NOTE G - COMMITMENTS AND CONTINGENCIES

     1.  Leases

         The Company leases certain office and warehouse facilities under noncancellable operating leases. The leases also provide for the payment of real estate taxes and other operating expenses of the buildings. The minimum annual lease payments under such leases are as follows:

                          Year ending June 30,
                              2000                                                    $ 1,128,731
                              2001                                                        990,297
                              2002                                                        947,108
                              2003                                                        897,361
                              2004                                                        354,589
                                                                                       ----------

                                                                                      $ 4,318,086



                                Jaco Electronics, Inc. and Subsidiaries

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                        June 30, 1997, 1998 and 1999



NOTE G - COMMITMENTS AND CONTINGENCIES (continued)

         In addition, the Company leases office and warehouse facilities from a partnership owned by two officers and directors of the Company. The lease expires in December 2003 and requires minimum annual lease payments as follows:

                          Year ending June 30,
                              2000                                                    $   598,000
                              2001                                                        627,900
                              2002                                                        659,327
                              2003                                                        692,293
                              2004                                                        354,589
                                                                                       ----------


                                                                                       $2,932,109

         The Company's rent expense was approximately $602,000 for each of the years ended June 30, 1997, 1998 and 1999, respectively, in connection with the above lease.

         Rent expense on office and warehouse facilities leases for the years ended June 30, 1997, 1998 and 1999 was approximately $962,000, $1,033,000 and $1,131,000, respectively, net of sublease income of approximately $115,000, $115,000 and $110,000, respectively.

     2.  Other Leases

         The Company also leases various office equipment and automobiles under noncancellable operating leases expiring through June 2004. The minimum rental commitments required under these leases at June 30, 1999 are as follows:

                          Year ending June 30,
                              2000                                                       $148,419
                              2001                                                         74,596
                              2002                                                         55,791
                              2003                                                         22,075
                              2004                                                         13,416
                                                                                         --------

                                                                                         $314,297


                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1997, 1998 and 1999



NOTE G - COMMITMENTS AND CONTINGENCIES (continued)

     3.  Employment Agreements

         The Company has entered into employment agreements with certain executive officers which provide for annual base salary aggregating $675,000 through June 30, 2003 and contain provisions for severance payments in the event of a change of control as defined in the agreements. The Company's agreement with its Chairman and Executive Vice President provide for cash bonuses equal to 4% and 2%, respectively, of the Company's earnings before income taxes for each fiscal year in which such earnings are in excess of $1,000,000 or 6% and 3%, respectively, of the Company's earnings before income taxes if such earnings are in excess of $2,500,000 up to a maximum annual cash bonus of $720,000 and $360,000, respectively. In addition, the Company's agreement with its Chairman provides for a deferred compensation which accrues at a rate of $50,000 per year and becomes payable in a lump sum at the later of (i) the Chairman's attainment of age 60 (which has occurred), or (ii) his cessation of employment, with or without cause, at any time.

     4.  Other Matters

         The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.

NOTE H - RETIREMENT PLAN

     The Company maintains a 401(k) Plan that is available to all employees, to which the Company contributes up to a maximum of 1% of each employee's salary. For the years ended June 30, 1997, 1998 and 1999, the Company contributed to this plan approximately $91,000, $132,000 and $96,000, respectively.


NOTE I - SHAREHOLDERS' EQUITY

     In connection with the Company's 1995 public offering, the Company also issued stock warrants, to the representative underwriters, to purchase up to 70,000 shares of common stock at an exercise price per share equal to 180% of the $12.75 per share public offering price, which expire on October 20, 1999.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1997, 1998 and 1999



NOTE I - SHAREHOLDERS' EQUITY (continued)

     In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the "1993 Non-Qualified Stock Option Plan," hereinafter referred to as the "1993 Plan." The Board of Directors or Plan Committee is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. In December 1997, the shareholders of the Company approved an increase in the amount of shares reserved for the 1993 plan to 600,000 from 293,333, of which 433,899 are outstanding at June 30, 1999.

     In October 1993, the Board of Directors approved the adoption of a stock option plan for outside directors, known as the "1993 Stock Option Plan for Outside Directors," hereinafter referred to as the "Outside Directors Plan." Each outside director who was serving as of December 31, 1993 was granted a nonqualified stock option to purchase 14,667 shares of the Company's common stock at the fair market value on the date of grant. Each outside director who was serving on December 31 of each calendar year subsequent to 1993 was granted options to purchase 2,933 shares of the Company's common stock annually. The Outside Directors Plan expired on January 1, 1998, with a total of 26,397 options outstanding. Granted options shall expire upon the earlier of five years after the date of grant or one year following the date on which the outside director ceases to serve in such capacity.

     In June 1997, the Company appointed an additional outside director to the Board of Directors who received 10,000 options to purchase the Company's common stock at the fair market value on the date of grant. In September 1998, two outside directors were each granted 7,500 options to purchase the Company's common stock at the fair market value on the date of grant. These 25,000 options were not granted pursuant to any of the Company's existing stock option plans.

                                Jaco Electronics, Inc. and Subsidiaries

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                        June 30, 1997, 1998 and 1999



NOTE I - SHAREHOLDERS' EQUITY (continued)

     Outstanding options granted to employees, directors and officers for the last three fiscal years are summarized as follows:

                                                                                 Weighted
                                                    Nonqualified                  average
                                                    stock options                exercise
                                             --------------------------
                                             Price range         Shares            price
                                             -----------         -------        ----------
      Outstanding at July 1, 1996          $  4.77 - 12.75      200,000          $  7.65

      Granted                              $  7.00 -  8.50      150,265             7.15
      Exercised

      Outstanding at June 30, 1997         $  4.77 - 12.75      350,265             7.44

      Granted                                      $  6.25        8,799             6.25
      Expired                                      $ 12.75       (2,500)           12.75
                                                               ---------

      Outstanding at June 30, 1998         $  4.77 - 12.75      356,564             7.37


      Granted                              $   2.69 -  4.13     265,000             3.34
      Expired                              $   4.77 - 12.75    (136,268)            4.79
                                                               ---------

      Outstanding at June 30, 1999        $  2 .69 -  12.75     485,296             5.68
                                                               =========


      Amounts exercisable at
          June 30, 1999                   $  2 .69 -  12.75     485,296             5.68
                                                               =========


     The following table summarizes information concerning currently outstanding and exercisable nonqualified stock options:

                                                                                        Weighted-
                                                                    Number               average               Weighted-
                                                                  outstanding           remaining               average
                                                                      and              contractual             exercise
       Range of exercise prices                                   exercisable         life (months)              price
     ----------------------------                                -------------       --------------           ------------
           $2.69 - $  4.76                                          265,000           54 months               $   3.34

           $4.77 - $  9.00                                          162,430           33 months               $   5.32

           $9.01 - $12.75                                            57,866           17 months                $ 12.62




                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1997, 1998 and 1999



NOTE I - SHAREHOLDERS' EQUITY (continued)

     The weighted-average option fair value on the grant date was $1.82, $1.88 and $1.38 for options issued during the years ended June 30, 1997, 1998 and 1999, respectively.

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

                                                                         1997                 1998                 1999
                                                                    ---------------      --------------       ----------------


      Net earnings (loss)
          As reported                                                   $2,078,753           $1,184,261          $(1,157,150)
          Pro forma                                                      1,805,602            1,167,761           (1,523,550)
      Net earnings (loss) per common share  - basic
          As reported                                                        $.53                 $.31                $(.31)
          Pro forma                                                           .46                  .30                 (.41)
      Net earnings (loss) per common share - diluted
          As reported                                                        $.53                 $.30                $(.31)
          Pro forma                                                           .46                  .30                 (.41)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30, 1997, 1998 and 1999, respectively, expected volatility of 25%, 35% and 55%; risk-free interest rates of 6.32%, 5.42% and 5.08% and expected term of 3 years for all years.

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

                          June 30, 1997, 1998 and 1999



NOTE I - SHAREHOLDERS' EQUITY (continued)

     The Board of Directors of the Company has authorized the purchase of up to 250,000 shares of its common stock under a stock repurchase program. In fiscal 1998, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company's common stock. The purchases may be made by the Company from time to time on the open market at the Company's discretion and will be dependent on market conditions. To date, the Company has purchased 412,200 shares of its common stock for aggregate consideration of $2,204,515 under this program.

     In June 1997, the Company's Board of Directors approved the adoption of a restricted stock plan, which was subsequently ratified by shareholders during the Company's December 1997 annual meeting. The plan enables the Board of Directors or Plan Committee to have sole discretion and authority to determine who may purchase restricted stock, the number of shares, the price to be paid and the restrictions placed upon the stock. Pursuant to this plan, the Company has issued 90,000 shares of common stock to certain employees at a purchase price of $1.00 per share. Shares purchased are subject to a four-year vesting period and the Company recognized $135,000 of compensation expense during fiscal 1999 and 1998 in connection with this plan.


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

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1997, 1998 and 1999

NOTE K - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company's primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for fiscal years 1997, 1998 and 1999, is not considered material to the financial statements.

The Company's chief operating decision maker utilizes net sales and net earnings
(loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments is as follows:



                                                                                            Year ended June 30,
                                                                                     ------------------------------------
                                                                                 1997                 1998              1999
                                                                                ---------            ---------         -------
                                                                                               (in thousands)

     Net sales from external customers
    Electronics components distribution                                        $ 145,091            $ 137,297             $ 127,401
    Contract manufacturing                                                        10,007               16,377                13,310
                                                                               ---------            ---------             ---------

                                                                               $ 155,098            $ 153,674             $ 140,711
                                                                               =========            =========             =========

Intersegment net sales
    Electronics components distribution                                        $     242            $     593             $     336
    Contract manufacturing                                                                                382                   111
                                                                                                    ---------             ---------
                                                                               $     242            $     975             $     447
                                                                               =========            =========             =========


Operating profit (loss)
    Electronics components distribution                                        $   3,994            $   2,251             $    (868)
    Contract manufacturing                                                           471                  921                   602
                                                                               ---------            ---------             ---------

                                                                               $   4,465            $   3,172             $    (266)
                                                                               =========            =========             =========

Interest expense
    Electronics components distribution                                        $     532            $     662             $     768
    Contract manufacturing                                                           439                  478                   541
                                                                               ---------            ---------             ---------
                                                                               $     971            $   1,140             $   1,309
                                                                               =========            =========             =========


Income tax expense (benefit)
    Electronics components distribution                                        $   1,402            $     662             $    (374)
    Contract manufacturing                                                            13                  185                   (44)
                                                                               ---------            ---------             ---------
                                                                               $   1,415            $     847             $    (418)
                                                                               =========            =========             =========



                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1997, 1998 and 1999

NOTE K - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (continued)

                                                                                              Year ended June 30,
                                                                                     ------------------------------------
                                                                                 1997                 1998              1999
                                                                                ---------            ---------         -------
                                                                                               (in thousands)

     Identifiable assets
    Electronics components distribution                                            $61,515              $60,929              $62,259
    Contract manufacturing                                                           8,481               12,490               10,672
                                                                                   -------              -------              -------

                                                                                   $69,996              $73,419              $72,931
                                                                                   =======              =======              =======

Capital expenditures
    Electronics components distribution                                            $   810              $ 1,002              $   396
    Contract manufacturing                                                             133                   67                1,207
                                                                                   -------              -------              -------

                                                                                   $   943              $ 1,069              $ 1,603
                                                                                   =======              =======              =======

Depreciation and amortization
    Electronics components distribution                                            $   742              $   913              $ 1,049
    Contract manufacturing                                                             309                  443                  539
                                                                                   -------              -------              -------

                                                                                   $ 1,051              $ 1,356              $ 1,588
                                                                                   =======              =======              =======



                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE




Board of Directors and Shareholders
    Jaco Electronics, Inc.


In connection with our audit of the consolidated financial statements of Jaco Electronics, Inc. and Subsidiaries referred to in our report dated August 20, 1999, which is included in this annual report on Form 10-K, we have also audited
Schedule II for each of the three years in the period ended June 30, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP


Melville, New York
August 20, 1999

                     Jaco Electronics, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 1997, 1998 and 1999





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

Allowance for doubtful accounts
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
                                           =======           =======         =======            ========          =========

    Year ended June 30, 1999            $1,268,000          $982,000       $  12,000 (a)     $1,822,000 (b)      $  440,000
                                         ==========          ========         =======         ==========          =========




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

                         JACO ELECTRONICS, INC.


Date: September 27, 1999       By: Joel H. Girsky
                              ------------------------------
                              Joel H. Girsky, Chairman of the
                              Board, President and Treasurer
                              (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: September 27, 1999     /s/ Joel H. Girsky
                              -------------------------------
                              Joel H. Girsky, Chairman of the
                              Board, President and Treasurer
                              (Principal Executive Officer)


Date:September 27, 1999       /s/ Jeffrey D. Gash
                              -------------------------------
                              Jeffrey D. Gash, Vice President-Finance
                              and Secretary
                              (Principal Financial and Accounting Officer)


Date:September 27, 1999       /s/ Stephen A. Cohen
                              --------------------------------
                              Stephen A. Cohen, Director


Date:September 27, 1999       /s/ Edward M. Frankel
                              ---------------------------------
                              Edward M. Frankel, Director


Date:September 27, 1999       /s/ Charles B. Girsky
                              ----------------------------------
                              Charles B. Girsky, Executive
                              Vice President and Director


Date:September 27, 1999       /s/ Joseph F. Hickey, Jr.
                              ----------------------------------
                              Joseph F. Hickey, Jr., Director