Form 10-Q
period 1999-09-30
JACO ELECTRONICS INC
filed 1999-11-15
CIK 52971

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 1999

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



                        YES  X                            NO __



Number of Shares of Registrant's Common Stock Outstanding as of November 12,1999
- 3,653,521 (Excluding 412,200 Shares of Treasury Stock).


FORM 10-Q                                                                       September 30, 1999
Page  2



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                                   JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)


                                                              September 30,             June 30,
                                                                  1999                    1999
                                                              ------------            ------------
ASSETS

Current Assets

         Cash                                                 $   936,178               $   922,247
         Marketable securities                                    817,869                   881,622
         Accounts receivable - net                             25,668,271                23,408,900
         Inventories                                           33,229,723                33,224,719
         Prepaid expenses and other                               776,773                   660,782
         Prepaid and refundable income taxes                      741,778                   990,855
         Deferred income taxes                                    465,000                   336,000
                                                              -----------               -----------

                  Total current assets                         62,635,592                60,425,125


Property, plant and equipment - net                             6,841,773                 6,983,761

Deferred income taxes                                             395,000                   390,000

Excess of cost over net assets acquired - net                   3,541,333                 3,588,449

Other assets                                                    1,509,222                 1,543,328
                                                              -----------               -----------
                                                              $74,922,920               $72,930,663
                                                              ===========               ===========




     See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                       September 30, 1999
Page 3



                                    JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)


                                                                      September 30,          June 30,
                                                                         1999                  1999
                                                                     -------------         -----------

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                      $ 19,547,947        $ 17,635,319
         Current maturities of long term debt and
           capitalized lease obligations                                 944,910             791,814
                                                                   -------------        ------------

         Total current liabilities                                    20,492,857          18,427,133

Long term debt and capitalized lease obligations                      18,593,489          18,885,664

Deferred compensation                                                    762,500             750,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued
         Common stock - authorized 10,000,000 shares,
           $.10 par value; issued 4,065,721 shares
            and 3,653,521 shares outstanding                             406,572             406,572
         Additional paid-in capital - net                             22,565,045          22,531,295
         Retained earnings                                            14,134,882          13,920,807
         Accumulated other comprehensive income                          172,090             213,707
         Treasury stock                                               (2,204,515)         (2,204,515)
                                                                     ------------        ------------

         Total shareholders' equity                                   35,074,074          34,867,866
                                                                      ----------          ----------


                                                                     $74,922,920         $72,930,663
                                                                     ===========         ============




      See accompanying notes to condensed consolidatedfinancial statements.


FORM 10-Q                                                                       September 30, 1999
Page 4



                                       JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                   (UNAUDITED)



                                                                   1999                 1998
                                                               --------------       -------------

NET SALES                                                         $42,017,363         $33,256,456

COST AND EXPENSES

Cost of goods sold                                                 34,081,758          26,554,068
                                                                   ----------          ----------
         Gross profit                                               7,935,605           6,702,388

Selling, general and administrative expenses                        7,248,597           6,795,052
                                                                 ------------        ------------
         Operating profit (loss)                                      687,008            (92,664)

Interest expense                                                      322,933             313,442
                                                                 ------------        ------------
         Earnings (Loss) before income taxes                          364,075           (406,106)

Income tax provision (benefit)                                        150,000           (164,000)
                                                                 ------------        ------------

         NET EARNINGS (LOSS)                                     $    214,075        $  (242,106)
                                                                 ============        ============
Net earnings (loss) per common share

Basic and diluted                                                $       0.06        $     (0.06)
                                                                 ============        ============
Weighted average common shares outstanding

         Basic                                                      3,653,521           3,830,397
         Diluted                                                    3,709,450           3,830,397
                                                                 ============        ============

     See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                       September 30, 1999
Page 5



                                         JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CHANGES
                                                 IN SHAREHOLDERS' EQUITY
                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                       (UNAUDITED)




                                                                                 Accumulated
                                                         Additional                other
                                                          paid-in     Retained   comprehensive
                                    Shares     Amount      capital    earnings     income
                                  ----------- ---------- ----------- -----------  ----------

Balance at July 1, 1999            4,065,721 $ 406,572  $ 22,801,295 $13,920,807  $ 213,707

Net earnings                                                             214,075

Unrealized loss on marketable
  securities - net                                                                 (41,617)

Comprehensive income

Deferred compensation
                                 ----------- ----------  -----------  -----------  ---------

Balance at September 30, 1999      4,065,721 $ 406,572  $ 22,801,295 $14,134,882  $ 172,090
                                  =========== ========== =========== ===========   ==========




                                                                          Total
                                      Treasury          Deferred       shareholders'
                                       stock          compensation       equity
                                    -----------       ----------      -----------

Balance at July 1, 1999            $ (2,204,515)      $ (270,000)      $ 34,867,866
                                                                       ------------
Net earnings                                                                214,075

Unrealized loss on marketable
  securities - net                                                          (41,617)
                                                                            --------
Comprehensive income                                                        172,458
                                                                            --------
Deferred compensation                                     33,750             33,750
                                     -------------   -------------        -----------

Balance at September 30, 1999       $ (2,204,515)      $ (236,250)       $ 35,074,074
                                      ===========     ============       ============


     See accompanying notes to condensed consolidated financial statements.










FORM 10-Q                                                    September 30, 1999
Page 6


                    JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                        1999           1998
                                                     ------------   -----------
Cash flows from operating activities
      Net earnings (loss)                              $ 214,075    $ (242,106)

Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities
          Depreciation  and amortization                 438,686       375,299
          Deferred compensation                           46,250        46,250
          Deferred income tax benefit                   (110,000)      (29,000)
          Provision for doubtful accounts                119,950       120,814
          Changes in operating assets and liabilities,
          (Increase) decrease in operating assets- net(2,251,239)      392,090
          Increase (decrease) in operating
          liabilities - net                            1,912,628      (381,717)
                                                     ------------   -----------

          Net cash provided by operating activities      370,350       281,630
                                                     ------------   -----------

Cash flows from investing activities
       Capital expenditures                            (112,242)     (742,538)
       Increase in marketable securities, net            (1,864)
       Decrease in other assets                          22,995        46,071
                                                     ------------   -----------

         Net cash used in investing activities           (91,111)     (696,467)
                                                     ------------   -----------

Cash flows from financing activities
       Borrowings under line of credit                12,795,589    15,987,250
       Payments under line of credit                 (12,860,157)  (13,656,102)
       Principal payments under equipment financing
       and term loans                                   (200,740)     (188,075)
       Purchase of treasury stock                                     (771,250)
                                                     ------------   -----------

Net cash (used in) provided by financing activities     (265,308)    1,371,823
                                                     ------------   -----------

NET INCREASE IN CASH                                      13,931       956,986
                                                     ------------   -----------

Cash at beginning of period                              922,247       562,556
                                                     ------------   -----------

Cash at end of period                                  $ 936,178    $ 1,519,542
                                                     ============   ===========

Supplemental schedule of non-cash financing and
    investing activities
Equipment under capital leases                         $ 126,229     $ 552,544






     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                     September 30, 1999
Page 7


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated statements for the year ended June 30, 1999 and the notes thereto included in the Company's annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2) The Company has a $30,000,000 term loan and revolving line of credit facility with its banks, which are based principally on eligible accounts receivables and inventories as defined in the agreement. The agreement was amended to extend the maturity date to September 13, 2001. The interest rate is based on the average 30 day LIBOR rate plus 3/4 % to 1 1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio. The applicable interest rate may be adjusted quarterly and borrowings under this facility are collateralized by substantially all of the assets of the Company.

3) The Board of Directors of the Company has authorized the purchase of up to 650,000 shares of its outstanding common stock under a stock repurchase program. The purchases may be made by the Company from time to time on the open market. The Company has made purchases of 412,200 shares of its common stock from July 31, 1996 through November 8, 1999 for aggregate consideration of $2,204,515.

4) For interim financial reporting purposes, the Company uses the gross profit method for computing inventories, which consists of goods held for resale

5) In fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.



FORM 10-Q                                                                       September 30, 1999
Page 8

           The number of shares used in the Company's basic and diluted earnings per share computations are as follows:


                                                                   Three Months Ended
                                                                      September 30,
                                                       --------------------------------------------
                                                             1999                      1998
                                                       -----------------         ------------------

Weighted average common shares
  outstanding net of treasury shares,
  for basic earnings per share                                3,653,521                  3,830,397

Common stock equivalents for
  stock options                                                  55,929
                                                       -----------------         ------------------

Weighted average common shares
  outstanding for diluted earnings per share                  3,709,450                  3,830,397
                                                       =================         ==================



         For the three months ended September 30, 1999 options to purchase 574,796 shares of common stock at a price range of $2.69 to $12.75 and warrants to purchase 70,000 shares of common stock at $22.95 were outstanding during the period. The stock options and warrants not included in the computation of diluted earnings per share was due to the exercise prices being greater than the average market price of the common shares.

6) In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 has had no impact on the Company's earnings or stockholders' equity. SFAS No. 130 requires unrealized holding gains or losses on debt and equity securities available for sale, which prior to adoption were only reported separately in stockholders' equity, to be included in comprehensive income and accumulated other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

FORM 10-Q                                                     September 30, 1999
Page 9

7) The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that the Company disclose certain information about its operating segments defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

           The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company's primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for the three months ended September 30, 1999 and 1998 is not considered material to the financial statements.

           The Company's chief operating decision maker utilizes net sales and net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments is as follows:


                                                                                  Three Months Ended,
                                                                                     September 30,
                                                                        ---------------------------------------
                                                                               1999               1998
                                                                                    (in thousands)

     Net sales from external customers
         Electronics components distribution                                  $39,224            $30,043
         Contract manufacturing                                                 2,793              3,213
                                                                              -------            -------

                                                                              $42,017            $33,256
                                                                               ======             ======
     Intersegment net sales
         Electronics components distribution                                $      68          $      71
         Contract manufacturing                                                     _                 60
                                                                              -------            -------

                                                                            $      68           $    131
                                                                             ========            =======
     Operating profit (loss)
         Electronics components distribution                                 $    582           $   (226)
         Contract manufacturing                                                   105                133
                                                                              -------            -------

                                                                             $    687          $     (93)
                                                                              =======            ========
     Interest expense
         Electronics components distribution                                 $    192          $     185
         Contract manufacturing                                                   131                128
                                                                             --------           --------

                                                                             $    323           $    313
                                                                             ========            =======





FORM 10-Q                                                                       September 30, 1999
Page 10



                                                                                 Three Months Ended
                                                                                    September 30,
                                                                        -------------------------------------
                                                                               1999               1998
                                                                                   (in thousands)
     Income tax provision (benefit)
         Electronics components distribution                                 $    161         $     (166)
         Contract manufacturing                                                   (11)                 2
                                                                              --------            ------

                                                                             $    150         $     (164)
                                                                              =======           =========

     Identifiable assets
         Electronics components distribution                                $  64,699          $  62,533
         Contract manufacturing                                                10,224             12,187
                                                                           ----------           --------

                                                                            $  74,923          $  74,720
                                                                             ========           ========

     Capital expenditures
         Electronics components distribution                              $        66         $      220
         Contract manufacturing                                                    46                523
                                                                            ---------         ----------

                                                                           $      112         $      743
                                                                            =========          =========

     Depreciation and amortization
         Electronics components distribution                               $      288        $       247
         Contract manufacturing                                                   151                128
                                                                           ----------         ----------

                                                                           $      439        $       375
                                                                            =========         ==========




FORM 10-Q                                                    September 30, 1999
Page 11


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

GENERAL

         Jaco is a distributor of electronic components, provider of contract manufacturing and value-added services. Products distributed by Jaco include semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and monitors, and power supplies used in the assembly and manufacturing of electronic equipment.
         The Company's customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (outsourcing). The Company intends to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by Jaco consist of configuring complete computer systems to customer specifications both in tower and desktop configurations, kitting (e.g. supplying sets of specified quantities of products to a customer that are prepackaged for ease of feeding the customer's production lines), and contract manufacturing through Nexus Custom Electronics,Inc., a wholly owned subsidiary of the Company.


FORM 10-Q                                                                       September 30, 1999
Page 12


Results of Operations

The following table sets forth certain items in the Company's statement of earnings as a percentage of net sales for the periods shown


                                                                 Three Months Ended
                                                                    September 30,
                                                    --------------------------------------------

                                                        1999                           1998
                                                    ------------                   ------------

Net sales                                                   100.0%                         100.0%
Cost of goods sold                                           81.1                           79.8
                                                      ------------                   ------------
 Gross profit                                                18.9                           20.2
Selling, general and
  administrative expenses                                    17.3                           20.4
                                                      ------------                   ------------

Operating profit (loss)                                       1.6                           (0.2)
Interest expense                                              0.7                            1.0
                                                      ------------                   ------------

Earnings (Loss) before income taxes                           0.9                           (1.2)
Income tax provision (benefit)                                0.4                           (0.5)
                                                      ------------                   ------------
NET EARNINGS (LOSS)                                           0.5%                          (0.7)%
                                                      ============                   =============


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 ("FISCAL 2000") WITH THREE MONTHS ENDED SEPTEMBER 30, 1998 ("FISCAL 1999")

         Net sales for the first quarter of Fiscal 2000 increased 26% to $42.0 million as compared to $33.3 million for the first quarter of Fiscal 1999. The increase in net sales was attributed to an improving demand for components in all product segments. The Company continues to experience growth in the sale of flat panel displays division and has seen strong demand for its inventory management systems with targeted small to mid-size customers. This program enables the Company to increase the level of sales generated at these focus accounts.

     Gross profit margin as a percentage of net sales was 18.9% for the three months ended September 30, 1999 compared to 20.2% for the comparable period in the last fiscal year. The decrease was attributable to industry wide pressures on pricing and a shift in product mix toward a greater amount of active components, including flat panel devices, which historically, have a lower gross profit margin compared to passive components. Prior to the end of the current quarter, the Company experienced an increase in demand for products, resulting in a stabilizing of resale pricing.

FORM 10-Q                                                    September 30, 1999
Page 13


         Selling, General and Administrative expenses ("SG&A") were $7.3 million during the first quarter of Fiscal 2000, an increase of $.5 million, or 6.7%, compared to $6.8 million during the first quarter of Fiscal 1999. The increase in SG&A was attributable to higher commissions paid due to the increase in gross profit dollars, the additional staffing of sales, marketing and corporate personnel in anticipation of an improvement in demand for electronic components and to provide the services required to support the inventory management programs and technical support offered to customers.
         Interest expense increased slightly to approximately $323,000 during the first quarter of Fiscal 2000, as compared to $313,000 during the comparable quarter of Fiscal 1999. The 3.0% increase in interest expense was attributable to an increase in the Company's borrowing rate.
     Net earnings for the three months ended September 30, 1999 was $214,000, or $.06 per share diluted compared to a net loss for Fiscal 1999 of $242,000, or $.06 per share diluted. The increase in earnings was attributable to the increase in net sales. The Company is cautiously optimistic that it is positioned to see increased performance based on the continued strengthening of the electronics component industry in addition to the Company's expenditures during prior periods in the flat panel division, automated inventory management programs and field application engineers.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's agreement with its banks, as amended, provides the Company with a $30,000,000 term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories of the Company as defined in the agreement expiring September 13, 2001. The interest rate of the credit facility is based on the average 30 day LIBOR rate plus 3/4% to 1-1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. The outstanding balance on the revolving line of credit facility was $16,899,007 at September 30, 1999. The term loan, with a remaining balance of $321,428 at September 30, 1999, requires monthly principal payments of $17,857, together with interest through March 1, 2001. Borrowings under this facility are collateralized by substantially all of the assets of the Company. The agreement contains provisions for maintenance of certain financial ratios, all of which the Company is in compliance with at September 30, 1999, and prohibits the payment of cash dividends.
         For the three months ended September 30, 1999, the Company's net cash provided by operating activities was approximately $0.4 million, as compared to net cash provided by operating activities of $0.3 million for the three months ended September 30, 1998. The principal portion of cash flow resulted from the increase in accounts payable and accrued expenses. This was offset by an increase in accounts receivable. Net cash used in investing activities decreased to $0.1 million for the three months ended September 30, 1999, as compared to $0.7 million for the three months ended September 30, 1998. The decrease is primarily attributable to a reduction in capital expenditures. Net payments under the Company's line of credit was approximately $0.1 million for the three months ended September 30, 1999, as compared to net borrowings of $2.3 million for the three months ended September 30, 1998. The change is primarily attributable to a reduction in capital expenditures and no additional purchases of treasury stock during the three months ended September 30, 1999. The Company's cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to, future acquisitions, if any.
         For the first three months of Fiscal 2000 and Fiscal 1999, inventory turnover was 4.1x and 3.0x, respectively. The average days outstanding of the Company's accounts receivable at September 30, 1999 was 53 days, as compared to 59 days at September 30, 1998.
         The Board of Directors of the Company had authorized the purchase of up to 250,000 shares of its common stock under a stock repurchase program. During Fiscal 1999, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company's common stock. The purchases may be made by the Company from time to time on the open market at the Company's discretion and will be dependent on market conditions. Through November 8, 1999, the Company has purchased 412,200 shares of its common stock for aggregate consideration of $2,204,515 under this program.

FORM 10-Q                                                     September 30, 1999
Page 14

The Company believes that cash flow from operations and funds available under its credit facility will be sufficient to fund the Company's capital needs for at least the next twelve months.

Year 2000 Compliance

         The year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In April 1996, the Company developed a three-phase program for Y2K information systems compliance. Phase I was to identify those systems with which the Company has exposure to Y2K issues. Phase II was the development and implementation of action plans to be Y2K compliant in all areas by late 1998. Phase III, to be fully completed by late 1999, is the final major area of exposure to ensure compliance. The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) manufacturing applications and (3) third party relationships.
         As of September 1, 1998, Jaco completed the redesign and development of an entirely new distribution software system. All of the dates in this new database are 8 characters, including the century. The system has been tested and has been in production as of September 1, 1998. The systems include customer order entry, purchase order entry to the Company's manufacturers, warehousing and inventory control.
         The financial systems, Accounts Payable and General Ledger have been Y2K compliant since April 1997. The Accounts Receivable system is Y2K compliant as of September 1, 1998.

     Jaco's distribution facilities: warehouse, shipping and other physical handling have been tested and are Y2K compliant. The Company, as it relates to the contract manufacturing operations in accordance with Phase I of the program, is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area a number of applications have been identified as Y2K compliant due to their recent implementation. The contract manufacturing core financial and reporting systems are not Y2K compliant but are scheduled to be complete and fully tested by late 1999. As a contingency plan, these systems can be performed manually. The costs relating to Y2K compliance in the contract manufacturing area are not expected to be material to the Company. In the third party area, the Company has contacted most of its major suppliers and vendors. These parties state that they intend to be Y2K compliant by the year 2000. The Company's management is in the process of developing a "worst-case scenario" with respect to Y2K non-compliance and to develop contingency plans designed to minimize the effects of such scenario. Although management believes that it is very unlikely that the worst-case scenario will occur, contingency plans will be developed and will address both IT (Information Technology) system and non-IT system (items containing embedded chips, such as elevators electronic door locks, telephone, etc.) failure. In the event of Y2K - related IT system failure, the Company would be unable to ship orders because its power system would not be functioning. In such event, the Company plans to use its own generators as a back-up power source. In terms of non-IT and third-party Y2K non compliance, the worst - case scenario for the Company would involve the loss of supply of component parts or other materials from one or more of its major suppliers. The Company believes it has made contingency plans with its vendors to have product available.

FORM 10-Q                                                     September 30, 1999
Page 15

         There is still uncertainty about the broader scope of the Year 2000 issue as it may affect the Company and third parties that are critical to the Company's operations. For example, lack of readiness by electrical and water utilities, financial institutions, governmental agencies or other providers of general infrastructure could pose significant impediments to the Company's ability to carry on its normal operations. The Company intends to request assurances of Y2K readiness from its telephone and utilities suppliers. However, management has been informed that some suppliers have either declined to provide the requested assurances, or have limited the scope of assurances to which they are willing to permit. If suppliers of services that are critical to the Company's operations were to experience business disruptions as a result of their lack of Y2K readiness, their problems could have a material adverse affect on the financial position and results of operations of the Company. The impact of a failure of readiness by critical suppliers cannot be estimated with confidence, and the effectiveness of contingency plans to mitigate the effect of any such failure is largely untested. Management cannot provide an assurance that there will be no material adverse effects to the financial condition or results of operations of the Company as a result of Y2K issues.
         The Company has spent to date approximately $1.8 million to replace the core financial and reporting software systems for its distribution business. The Company has utilized outside consultants to undertake a portion of the work.

Inflation

         Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

Quantitative and Qualitative Disclosure about Market Risk.

         The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the average 30 day LIBOR rate plus 3/4% to 1 1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. At October 31, 1999, $16,187,227 was outstanding under the credit facility. Changes in the LIBOR interest rate during the fiscal year ending June 30, 2000 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the LIBOR interest rate will increase or decrease interest expense for the Company by approximately $162,000.

FORM 10-Q                                                     September 30, 1999
Page 16


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

                           Nothing to Report

Item 5.          Other Information

                            Nothing to Report

Item 6.          Exhibits and Reports on Form 8-K

                    a)       Exhibits

                             27.1     Financial Data Schedule

                             99.8.5   Amendment to Second Restated
                                      and Amended Loan and Security Agreement
                                      dated October 26, 1999

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




DATED:  November 12, 1999