Form 10-Q
period 1999-12-31
JACO ELECTRONICS INC
filed 2000-02-11
CIK 52971

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 1999

                                       OR

     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission File Number 0-5896

                             JACO ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)


            NEW YORK                                   11-1978958
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                145 OSER AVENUE, HAUPPAUGE, NEW YORK    11788
              (Address of principal executive office) (Zip Code)



Registrant's telephone number, including area code:   (631)  273-5500

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.



                        YES  X                      NO __



Number of Shares of Registrant's Common Stock Outstanding as of February 7, 2000
- 3,653,521 (Excluding 412,200 Shares of Treasury Stock).




FORM 10-Q                                                                       December 31, 1999
Page  2


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                                         JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (UNAUDITED)


                                                              December 31,              June 30,
                                                                  1999                    1999
                                                             --------------           ------------
ASSETS

Current Assets

         Cash                                                 $   479,127               $   922,247
         Marketable securities                                    896,729                   881,622
         Accounts receivable - net                             29,239,832                23,408,900
         Inventories                                           35,179,108                33,224,719
         Prepaid expenses and other                               692,200                   660,782
         Prepaid and refundable income taxes                                                990,855
         Deferred income taxes                                    738,000                   336,000
                                                              -----------               -----------

                  Total current assets                         67,224,996                60,425,125


Property, plant and equipment - net                             6,559,097                 6,983,761

Deferred income taxes                                             397,000                   390,000

Excess of cost over net assets acquired - net                   3,494,217                 3,588,449

Other assets                                                    1,456,542                 1,543,328
                                                              -----------               -----------


                                                              $79,131,852               $72,930,663
                                                              ===========               ===========




                     See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                                            December 31, 1999
Page 3



                                        JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (UNAUDITED)


                                                                      December 31,           June 30,
                                                                         1999                  1999
                                                                    ---------------        -------------

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                      $ 20,803,690        $ 17,635,319
         Current maturities of long term debt and
           capitalized lease obligations                                 843,936             791,814
         Income taxes payable                                            183,758
                                                                   -------------        ------------

         Total current liabilities                                    21,831,384          18,427,133

Long term debt and capitalized lease obligations                      20,526,364          18,885,664

Deferred compensation                                                    775,000             750,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued
         Common stock - authorized 10,000,000 shares,
           $.10 par value; issued 4,065,721 shares
            and 3,653,521 shares outstanding                             406,572             406,572
         Additional paid-in capital - net                             22,598,795          22,531,295
         Retained earnings                                            15,018,356          13,920,807
         Accumulated other comprehensive income                          179,896             213,707
         Treasury stock                                               (2,204,515)         (2,204,515)
                                                                     ------------        ------------

         Total shareholders' equity                                   35,999,104          34,867,866
                                                                      ----------          ----------


                                                                     $79,131,852         $72,930,663
                                                                      ==========          ==========

                       See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                       December 31, 1999
Page 4



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                                   1999                 1998
                                                               --------------       -------------


NET SALES                                                         $45,100,259         $34,966,098


COST AND EXPENSES

Cost of goods sold                                                 35,232,148          28,271,002
                                                                   ----------          ----------

         Gross profit                                               9,868,111           6,695,096

Selling, general and administrative expenses                        7,978,814           6,467,866
                                                                 ------------        ------------

         Operating profit                                           1,889,297             227,230

Interest expense                                                      345,823             341,022
                                                                 ------------        ------------

         Earnings (Loss) before income taxes                        1,543,474           (113,792)

Income tax provision (benefit)                                        660,000            (46,000)
                                                                 ------------        ------------


         NET EARNINGS (LOSS)                                     $    883,474        $   (67,792)
                                                                 ============        ============

Net earnings (loss) per common share

Basic and diluted                                                $       0.24        $     (0.02)
                                                                 ============        ============

Weighted average common shares outstanding

         Basic                                                      3,653,521           3,654,182
         Diluted                                                    3,705,505           3,654,182
                                                                 ============        ============




                      See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                                       December 31, 1999
Page 5



                                         JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                        (UNAUDITED)



                                                                   1999                 1998
                                                               --------------       -------------


NET SALES                                                         $87,117,622         $68,222,554

COST AND EXPENSES

Cost of goods sold                                                 69,313,906          54,825,070
                                                                   ----------          ----------
         Gross profit                                              17,803,716          13,397,484

Selling, general and administrative expenses                       15,227,411          13,262,918
                                                                 ------------        ------------
         Operating profit                                           2,576,305             134,566

Interest expense                                                      668,756             654,464
                                                                 ------------        ------------
         Earnings (Loss) before income taxes                        1,907,549           (519,898)

Income tax provision (benefit)                                        810,000           (210,000)
                                                                 ------------        ------------

         NET EARNINGS (LOSS)                                     $  1,097,549        $  (309,898)
                                                                 ============        ============

Net earnings (loss) per common share

Basic and diluted                                                $       0.30        $     (0.08)
                                                                 ============        ============

Weighted average common shares outstanding

         Basic                                                      3,653,521           3,725,441
         Diluted                                                    3,707,424           3,725,441
                                                                 ============        ============




                   See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                                        December 31, 1999
Page 6



                                                          JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                                              CONSOLIDATED STATEMENT OF CHANGES
                                                                  IN SHAREHOLDERS' EQUITY
                                                         FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                                                                           (UNAUDITED)




                                                                                                       Accumulated
                                                                    Additional                            other
                                                                      paid-in          Retained       comprehensive
                                        Shares       Amount           capital          earnings          income
                                   --------------- -------------- ----------------  ---------------- ----------------



Balance at July 1, 1999                 4,065,721       $406,572     $ 22,801,295      $ 13,920,807        $ 213,707

Net earnings                                                                              1,097,549

Unrealized loss on marketable
  securities - net                                                                                           (33,811)

Comprehensive income

Deferred compensation
                                   --------------- -------------- ----------------  ---------------- ----------------

Balance at December 31, 1999            4,065,721       $406,572     $ 22,801,295      $ 15,018,356        $ 179,896
                                   =============== ============== ================  ================ ================





                                                                          Total
                                       Treasury         Deferred      shareholders'
                                         stock       compensation        equity
                                   --------------- -------------- ----------------



Balance at July 1, 1999              $ (2,204,515)     $ (270,000)     $34,867,866
                                                                        ----------
Net earnings                                                             1,097,549

Unrealized loss on marketable
  securities - net                                                         (33,811)
                                                                         ----------
Comprehensive income                                                     1,063,738
                                                                         ----------
Deferred compensation                                     67,500            67,500
                                   --------------- -------------- ----------------

Balance at December 31, 1999        $ (2,204,515)     $ (202,500)      $35,999,104
                                   =============== ============== ================



                              See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                              December 31, 1999
Page 7


                                         JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                        (UNAUDITED)

                                                                                   1999                 1998
                                                                             ------------------   -----------------

Cash flows from operating activities
      Net earnings (loss)                                                          $ 1,097,549          $ (309,898)

Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities
          Depreciation  and amortization                                               877,159             781,948
          Deferred compensation                                                         92,500              92,500
          Deferred income tax benefit                                                 (389,000)            (70,000)
          Provision for doubtful accounts                                              259,075             253,687
          Gain on sale of equipment                                                                         (1,655)
          Changes in operating assets and liabilities,
          (Increase) decrease in operating assets - net                             (7,084,959)            575,494
          Increase (decrease) in operating liabilities - net                         3,352,129          (2,618,043)
                                                                             ------------------   -----------------

          Net cash used in operating activities                                     (1,795,547)         (1,295,967)
                                                                             ------------------   -----------------

Cash flows from investing activities
          Capital expenditures                                                        (220,923)         (1,200,316)
          Increase in marketable securities                                            (68,918)            (35,298)
          Proceeds from sale of equipment                                                                    9,689
          Decrease (increase) in other assets                                           75,675             (84,507)
                                                                             ------------------   -----------------

         Net cash used in investing activities                                        (214,166)         (1,310,432)
                                                                             ------------------   -----------------

Cash flows from financing activities
       Borrowings under line of credit                                              29,094,235          28,698,555
       Payments under line of credit                                               (27,119,478)        (25,089,672)
       Principal payments under equipment financing
       and term loans                                                                 (408,164)           (390,463)
       Purchase of treasury stock                                                                         (784,553)
                                                                             ------------------   -----------------

Net cash provided by financing activities                                            1,566,593           2,433,867
                                                                             ------------------   -----------------

NET DECREASE IN CASH                                                                  (443,120)           (172,532)
                                                                             ------------------   -----------------

Cash at beginning of period                                                            922,247             562,556
                                                                             ------------------   -----------------

Cash at end of period                                                                $ 479,127           $ 390,024
                                                                             ==================   =================

Supplemental schedule of non-cash financing and
    investing activities
Equipment under capital leases                                                       $ 126,229           $ 552,544


                    See accompanying notes to condensed  consolidated  financial statements.

FORM 10-Q                                                      December 31, 1999
Page 8


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

2) The Company has a $30,000,000 term loan and revolving line of credit facility with its banks, which are based principally on eligible accounts receivables and inventories as defined in the agreement. The agreement was amended twice during the first six months of fiscal 2000. Effective September 1, 1999, the agreement was amended to extend the maturity date to September 13, 2001 and effective December 31, 1999, the requirements of certain financial covenants were amended. The interest rate is based on the average 30 day LIBOR rate plus 3/4 % to 1 1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio. The applicable interest rate may be adjusted quarterly and borrowings under this facility are collateralized by substantially all of the assets of the Company.

3) The Board of Directors of the Company has authorized the purchase of up to 650,000 shares of its outstanding common stock under a stock repurchase program. The purchases may be made by the Company from time to time on the open market. The Company has made purchases of 412,200 shares of its common stock from July 31, 1996 through October 16, 1998 for aggregate consideration of $2,204,515. Since October 17, 1998 the Company has made no additional purchases of treasury stock.

4) For interim financial reporting purposes, the Company uses the gross profit method for computing inventories, which consists of goods held for resale.



FORM 10-Q                                                                       December 31, 1999
Page 9

5)       The number of shares used in the Company's basic and diluted earnings per share computations are as follows:


                                                       Three Months Ended                     Six Months Ended
                                                          December 31,                           December 31,
                                                  ---------------------------------  --------------------------------

                                                    1999               1998                1999               1998
                                                --------------     --------------      -------------      -------------

Weighted average common shares
  outstanding net of treasury shares,
  for basic earnings per share                      3,653,521          3,654,182          3,653,521          3,725,441

Common stock equivalents for
  stock options                                        51,984                                53,903
                                                --------------     --------------      -------------      -------------

Weighted average common shares
  outstanding for diluted earnings per share        3,705,505          3,654,182          3,707,424          3,725,441
                                                ==============     ==============      =============      =============



         For the three and six months ended December 31, 1999 options to purchase 614,796 shares of common stock at a price range of $2.69 to $12.75 were outstanding during the period. The stock options with exercise prices greater than the average quoted market prices, have been excluded from the computation of diluted earnings per share as there affect is anti-dillutive.

6) The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company's primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for the three months and six months ended December 31, 1999 and 1998 is not considered material to the financial statements.

           The Company's chief operating decision maker utilizes net sales and net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company's annual report to shareholders. Information about the Company's segments is as follows:



FORM 10-Q                                                                       December 31, 1999
Page 10

                                                        Three Months Ended                   Six Months Ended
                                                            December 31,                        December 31,
                                                            ------------                        ------------
                                                       1999             1998                1999              1998
                                                    ---------        ---------           ---------         -------
                                                           (in thousands)                      (in thousands)

Net sales from external customers
    Electronics components distribution               $42,215          $31,315             $81,439           $61,358
    Contract manufacturing                              2,885            3,651               5,679             6,865
                                                      -------          -------             -------           -------

                                                      $45,100          $34,966             $87,118           $68,223
                                                       ======           ======              ======            ======

Intersegment net sales
    Electronics components distribution             $      63        $      91           $     131          $    162
    Contract manufacturing                              _____               51               _____               111
                                                                       -------                               -------

                                                    $      63         $    142            $    131          $    273
                                                     ========          =======             =======           =======

Operating profit (loss)
    Electronics components distribution               $ 1,704         $    110             $ 2,286          $   (116)
    Contract manufacturing                                185              117                 290               251
                                                      -------          -------             -------           -------

                                                      $ 1,889         $    227             $ 2,576          $    135
                                                        =====          =======              ======           =======

Interest expense
    Electronics components distribution              $    220         $    205            $    412          $    390
    Contract manufacturing                                126              136                 257               264
                                                     --------         --------             -------           -------

                                                     $    346         $    341            $    669           $   654
                                                      =======          =======             =======            ======
Income tax provision (benefit)

    Electronics components distribution             $     635        $     (39)             $    796         $    (205)
    Contract manufacturing                                 25               (7)                   14                (5)
                                                     --------         ---------             --------         ----------

                                                     $    660        $     (46)             $    810         $    (210)
                                                      =======         =========              =======          =========

Identifiable assets
    Electronics components distribution               $69,329          $61,530               $69,329           $61,530
    Contract manufacturing                              9,803           12,048                 9,803            12,048
                                                      -------          -------               -------           -------

                                                      $79,132          $73,578               $79,132           $73,578
                                                       ======           ======                ======            ======

Capital expenditures
    Electronics components distribution             $      63         $    404              $    129          $    624
    Contract manufacturing                                 46               53                    92               576
                                                      -------          -------               -------           -------

                                                     $    109         $    457              $    221           $ 1,200
                                                      =======          =======               =======            ======

Depreciation and amortization
    Electronics components distribution              $    283         $    274              $    571          $    521
    Contract manufacturing                                155              133                   306               261
                                                     --------         --------               -------           -------

                                                     $    438         $    407              $    877           $   782
                                                      =======          =======               =======            ======




FORM 10-Q                                                      December 31, 1999
Page 11


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

GENERAL

         Jaco is a distributor of electronic components and provider of contract manufacturing and value-added services. Products distributed by Jaco include semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and monitors, and power supplies used in the assembly and manufacturing of electronic equipment.
         The Company's customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (outsourcing). The Company intends to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by Jaco consist of automated inventory management services, kitting (e.g. supplying sets of specified quantities of products to a customer that are prepackaged for ease of feeding the customer's production lines), and contract manufacturing through Nexus Custom Electronics, Inc., a wholly owned subsidiary of the Company. The Company is also expanding in the flat panel display value-added market which includes full system integration, kitting and the implementation of touch technologies.


FORM 10-Q                                                                       December 31, 1999
Page 12


Results of Operations

The following table sets forth certain items in the Company's statements of operations as a percentage of net sales for the periods shown:



                                                 Three Months Ended                     Six Months Ended
                                                    December 31,                          December 31,
                                           ------------------------------         ---------------------------

                                               1999               1998                1999             1998
                                            ----------         ----------          ----------       ----------

Net Sales                                        100.0%             100.0%              100.0%           100.0%
Cost of goods sold                                78.1               80.9                79.6             80.4
                                             ----------         ----------          ----------       ----------

Gross Profit                                      21.9               19.1                20.4             19.6
Selling, general and
  administrative expenses                         17.7               18.5                17.4             19.4
                                             ----------         ----------          ----------       ----------

Operating  profit                                  4.2                0.6                 3.0              0.2
Interest expense                                   0.8                0.9                 0.8              1.0
                                             ----------         ----------          ----------       ----------

Earnings (Loss) before income taxes                3.4              (0.3)                 2.2            (0.8)
Income tax provision (benefit)                     1.4              (0.1)                 0.9            (0.3)
                                              ----------         ----------          ----------       ----------
NET EARNINGS (LOSS)                                2.0%             (0.2)%                1.3%           (0.5)%
                                              =========           =========          ==========       ==========


COMPARIS0N  OF THE THREE AND SIX MONTHS  ENDED  DECEMBER  31,1999  AND  DECEMBER
31,1998

         Net sales for the three and six months ended December 31,1999 were $45.1 million and $87.1 million, respectively, compared to $35.0 million and $68.2 million for the three and six months ended December 31,1998, respectively representing increases in net sales of 29.0% and 27.7%, respectively. The Company's net sales were impacted by strong demand for both active and passive components including record quarterly sales of flat panel displays and monitors. The Company has continued to invest in increasing the number of sales, marketing and engineering personnel, which in conjunction with, the electronic automated inventory management systems, provides a value-added service to enable the Company to increase net sales, in addition, there has been increases resulting from the strong demand for product.
         Gross profit margins as a percentage of net sales were 21.9% and 20.4% for the three and six months ended December 31,1999, respectively, compared to 19.1% and 19.6% for the three and six months ended December 31,1998, respectively. The increases are attributable to the strong demand for components that currently exist throughout the electronics industry. During the second quarter, there has been a world-wide shortage in capacitors which has historically represented a significant portion of the Company's sales.

FORM 10-Q                                                      December 31, 1999
Page 13

         Selling, general and administrative expenses ("S,G&A") for the three and six months ended December 31, 1999 were $8.0 million and $15.2 million, respectively, increases of $1.5 million and $2.0 million when compared to the three and six months ended December 31, 1998, respectively. As a percentage of net sales, S,G&A for the three and six months ended December 31, 1999 were 17.7% and 17.4%, respectively, compared to 18.5% and 19.4% for the three and six months ended December 31, 1998, respectively. These trends reflect operating efficiencies achieved with higher revenue levels.
         Interest expense for the three and six months ended December 31, 1999 were $346,000 and $669,000, respectively, compared to $341,000 and $654,000 for the three and six months ended December 31, 1998, respectively. The Company has been able to maintain its borrowings at comparable levels to the prior year. Additionally, the rates have remained relatively constant.
         The net earnings for the three and six months ended December 31, 1999 were $883,000 and $1,098,000 or $.24 and $.30 per share diluted, respectively, compared to net losses of $68,000 and $310,000 or $.02 and $.08 per share diluted, respectively, during the same periods in the last fiscal year. The increase in earnings was attributable to the increase in net sales, the increase in gross profit margins and the operating efficiencies achieved in S,G&A. The Company continues to be cautiously optimistic that it is positioned to see increased performance based on the strong demand for electronic components, continuing growth in the Company's flat panel division, and the automated inventory management programs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's agreement with its banks, as amended, provides the Company with a $30,000,000 term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories of the Company as defined in the agreement expiring September 13, 2001. The interest rate of the credit facility is based on the average 30 day LIBOR rate plus 3/4% to 1-1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. The outstanding balance on the revolving line of credit facility was $18,938,332 at December 31, 1999. The term loan, with a remaining balance of $267,857 at December 31, 1999, requires monthly principal payments of $17,857, together with interest through March 1, 2001. Borrowings under this facility are collateralized by substantially all of the assets of the Company. The agreement contains provisions for maintenance of certain financial ratios, all of which the Company is in compliance with at December 31, 1999, and prohibits the payment of cash dividends.
         For the six months ended December 31, 1999, the Company's net cash used in operating activities was approximately $1.8 million, as compared to net cash used in operating activities of $1.3 million for the six months ended December 31, 1998. The increase is primarily attributable to an increase in inventory and accounts receivable which was partially offset by an increase in accounts payable and accrued expenses and net earnings for the six months ended December 31, 1999. Net cash used in investing activities decreased to $0.2 million for the six months ended December 31, 1999, as compared to $1.3 million for the six months ended December 31, 1998. The decrease is primarily attributable to a reduction in capital expenditures. Net borrowings under the Company's line of credit was approximately $2.0 million for the six months ended December 31, 1999, as compared to net borrowings of $3.6 million for the six months ended December 31, 1998. The change of $1.6 million is primarily attributable to a reduction in capital expenditures and no additional purchases of treasury stock during the six months ended December 31, 1999. The Company's cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to, future acquisitions, if any.
         For the first six months of Fiscal 2000 and Fiscal 1999, inventory turnover was 4.1x and 3.2x, respectively. The average days outstanding of the Company's accounts receivable at December 31, 1999 was 55 days, as compared to 58 days at December 31, 1998.
         The Board of Directors of the Company had authorized the purchase of up to 250,000 shares of its common stock under a stock repurchase program. During Fiscal 1999, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company's common stock. The purchases may be made by the Company from time to time on the open market at the Company's discretion and will be dependent on market conditions. Through October 16, 1998, the Company has purchased 412,200 shares

FORM 10-Q                                                      December 31, 1999
Page 14

of its common stock for aggregate consideration of $2,204,515 under this program. Since October 17, 1998, the Company has made no additional purchases of treasury stock.

The Company believes that cash flow from operations and funds available under its credit facility will be sufficient to fund the Company's capital needs for at least the next twelve months.

Year 2000 Compliance

         The year 2000 ("Y2K") issue was the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems would have been unable to interpret dates beyond the year 1999, which would cause a system failure or other computer errors, leading to disruptions in operations. In April 1996, the Company developed a three-phase program for Y2K information systems compliance. Phase I was to identify those systems with which the Company had exposure to Y2K issues. Phase II was the development and implementation of action plans to be Y2K compliant in all areas by late 1998. Phase III, which was fully completed by late 1999, was the final major area of exposure to ensure compliance. The Company had identified three major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) manufacturing applications and (3) third party relationships.
         As of September 1, 1998, Jaco completed the redesign and development of an entirely new distribution software system. All of the dates in this new database are 8 characters, including the century. The system has been tested and has been in production as of September 1, 1998. The systems include customer order entry, purchase order entry to the Company's manufacturers, warehousing and inventory control.
         The financial systems, Accounts Payable and General Ledger have been Y2K compliant since April 1997. The Accounts Receivable system is Y2K compliant as of September 1, 1998.

     Jaco's distribution facilities: warehouse, shipping and other physical handling have been tested and are Y2K compliant. At this time, the Company has tested substantially all of its programs and has experienced no system problems as it relates to Y2K issues. There were only minor corrections that needed to be made to certain non-essential applications. In general, the Y2K compliance efforts continue to be part of the Company's ongoing software development process.
         The Company has spent to date approximately $1.8 million to replace the core financial and reporting software systems for its distribution business. The Company has utilized outside consultants to undertake a portion of the work.

Inflation

         Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

Quantitative and Qualitative Disclosure about Market Risk

         The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the average 30 day LIBOR rate plus 3/4% to 1 1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. At January 31, 2000, $15,701,266 was outstanding under the credit facility. Changes in the LIBOR interest rate during the fiscal year ending June 30, 2000 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the LIBOR interest rate will increase or decrease interest expense for the Company by approximately $157,000.

FORM 10-Q                                                      December 31, 1999
Page 15


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

                           Nothing to Report

Item 5.          Other Information

                            Nothing to Report

Item 6.          Exhibits and Reports on Form 8-K

a)       Exhibits

                             27.1       Financial Data Schedule

                             99.8.6   Amendment to Second Restated
                                      and Amended Loan and Security Agreement
                                      dated December 31, 1999


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









DATED:  February 11, 2000