Form 10-Q
period 2000-03-31
JACO ELECTRONICS INC
filed 2000-05-15
CIK 52971

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2000

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



                        YES  X                NO __
                             -



Number of Shares of Registrant's Common Stock Outstanding as of May 12, 2000-3,683,271 (Excluding 412,200 Shares of Treasury Stock).



FORM 10-Q                                                                       March 31, 2000
Page  2


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                March 31,               June 30,
                                                                  2000                    1999
                                                              -----------               ---------
ASSETS

Current Assets

         Cash                                                 $   427,287               $   922,247
         Marketable securities                                    903,868                   881,622
         Accounts receivable - net                             29,799,762                23,408,900
         Inventories                                           43,210,928                33,224,719
         Prepaid expenses and other                               653,926                   660,782
         Prepaid and refundable income taxes                                                990,855
         Deferred income taxes                                  1,008,000                   336,000
                                                              -----------               -----------

                  Total current assets                         76,003,771                60,425,125


Property, plant and equipment - net                             6,426,398                 6,983,761

Deferred income taxes                                             394,000                   390,000

Excess of cost over net assets acquired - net                   3,655,418                 3,588,449

Other assets                                                    1,722,155                 1,543,328
                                                              -----------               -----------


                                                              $88,201,742               $72,930,663
                                                              ===========               ===========







                              See accompanying notes to condensed consolidated financial statements.





FORM 10-Q                                                                            March 31, 2000
Page 3



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       March 31,             June 30,
                                                                         2000                  1999
                                                                     ----------------    --------------

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                      $ 25,159,115        $ 17,635,319
         Current maturities of long term debt and
           capitalized lease obligations                                 859,324             791,814
         Income taxes payable                                          1,130,136
                                                                   -------------          -----------


         Total current liabilities                                    27,148,575          18,427,133

Long term debt and capitalized lease obligations                      22,373,398          18,885,664

Deferred compensation                                                    787,500             750,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued
         Common stock - authorized  10,000,000 shares,
         $.10 par value; issued 4,065,721 and 4,080,721 shares,
         respectively, and 3,653,521 and 3,668,521 shares
           outstanding, respectively                                     408,072             406,572
         Additional paid-in capital - net                             22,721,645          22,531,295
         Retained earnings                                            16,784,584          13,920,807
         Accumulated other comprehensive income                          182,483             213,707
         Treasury stock                                               (2,204,515)         (2,204,515)
                                                                     ------------        ------------

         Total shareholders' equity                                   37,892,269          34,867,866
                                                                      ----------          ----------


                                                                     $88,201,742         $72,930,663
                                                                     ===========          ==========




                     See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                       March 31, 2000
Page 4



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                   2000                 1999
                                                                -----------            --------


NET SALES                                                         $51,693,699         $36,187,676

COST AND EXPENSES

Cost of goods sold                                                 39,680,844          29,193,984
                                                                   ----------          ----------

         Gross profit                                              12,012,855           6,993,692

Selling, general and administrative expenses                        8,691,425           6,538,685
                                                                 ------------        ------------

         Operating profit                                           3,321,430             455,007

Interest expense                                                      334,202             335,630
                                                                 ------------        ------------

         Earnings before income taxes                               2,987,228             119,377

Income tax provision                                                1,221,000              48,000
                                                                 ------------        ------------

         NET EARNINGS                                            $  1,766,228        $     71,377
                                                                 ============        ============

Net earnings per common share

Basic                                                            $       0.48        $       0.02
                                                                 ============        ============
Diluted                                                          $       0.45        $       0.02
                                                                 ============        ============

Weighted average common shares outstanding

         Basic                                                      3,657,642           3,653,521
                                                                 ============        ============
         Diluted                                                    3,924,887           3,663,882
                                                                 ============        ============




                    See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                       March 31, 2000
Page 5



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                   2000                 1999
                                                               --------------       -----------


NET SALES                                                        $138,811,321        $104,410,230


COST AND EXPENSES

Cost of goods sold                                                108,994,750          84,019,054
                                                                  -----------          ----------

         Gross profit                                              29,816,571          20,391,176

Selling, general and administrative expenses                       23,918,836          19,801,603
                                                                 ------------        ------------

         Operating profit                                           5,897,735             589,573

Interest expense                                                    1,002,958             990,094
                                                                 ------------        ------------

         Earnings (Loss) before income taxes                        4,894,777           (400,521)

Income tax provision (benefit)                                      2,031,000           (162,000)
                                                                 ------------        ------------

         NET EARNINGS (LOSS)                                     $  2,863,777        $  (238,521)
                                                                 ============        ============

Net earnings (loss) per common share

Basic                                                            $       0.78        $     (0.06)
                                                                 ============        ============
Diluted                                                          $       0.76        $     (0.06)
                                                                 ============        ============

Weighted average common shares outstanding

         Basic                                                      3,654,885           3,713,132
                                                                 ============        ============
         Diluted                                                    3,768,395           3,713,132
                                                                 ============        ============




     See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                                              March 31, 2000
Page 6




                                         JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CHANGES
                                                  IN SHAREHOLDERS' EQUITY
                                        FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                                       (UNAUDITED)




                                                                                                       Accumulated
                                                                     Additional                           other
                                                                      paid-in          Retained       comprehensive
                                        Shares        Amount          capital          earnings          income
                                   --------------- -------------- ----------------  ---------------- ----------------

Balance at July 1, 1999                 4,065,721       $406,572     $ 22,801,295      $ 13,920,807        $ 213,707

Net earnings                                                                              2,863,777

Unrealized loss on marketable
  securities - net                                                                                           (31,224)

Comprehensive income

Exercise of Stock Options                  15,000          1,500           89,100

Deferred compensation
                                   --------------- -------------- ----------------  ---------------- ----------------
Balance at March 31, 2000               4,080,721       $408,072     $ 22,890,395      $ 16,784,584        $ 182,483
                                   =============== ============== ================  ================ ================




                                                                      Total
                                    Treasury        Deferred       shareholders'
                                      stock       compensation        equity
                                 -------------   --------------   --------------

Balance at July 1, 1999           $ (2,204,515)     $ (270,000)     $34,867,866
                                                                    -----------


Net earnings                                                          2,863,777

Unrealized loss on marketable
  securities - net                                                     (31,224)
                                                                      ---------
Comprehensive income                                                  2,832,553
                                                                     ----------
Exercise of Stock Options                                                90,600

Deferred compensation                                  101,250          101,250
                                  ---------------- --------------- -------------
Balance at March 31, 2000        $ (2,204,515)     $ (168,750)      $37,892,269
                                 ================ =============== ==============



     See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                     March 31, 2000
Page 7


                               JACO ELECTRONICS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED MARCH 31,
                                              (UNAUDITED)

                                                                                   2000                 1999
                                                                             ------------------   -----------------
 Cash flows from operating activities
      Net earnings (loss)                                                          $ 2,863,777          $ (238,521)

Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities
          Depreciation  and amortization                                             1,323,241           1,192,647
          Deferred compensation                                                        138,750             138,750
          Deferred income tax (benefit) expense                                       (658,000)              1,000
          Provision for doubtful accounts                                              455,125             347,255
          Gain on sale of equipment                                                                         (1,655)
          Changes in operating assets and liabilities,
          Increase in operating assets - net                                       (14,863,982)         (2,959,292)
          Increase in operating liabilities - net                                    8,653,932             618,076
                                                                             ------------------   -----------------

          Net cash used in operating activities                                     (2,087,157)           (901,740)
                                                                             ------------------   -----------------
Cash flows from investing activities
          Capital expenditures                                                        (453,582)         (1,461,827)
          Increase in marketable securities                                            (71,470)            (35,298)
          Proceeds from sale of equipment                                                                    9,689
          Acquisition of operating assets                                           (1,212,428)
          Increase in other assets                                                    (189,938)           (147,634)
                                                                             ------------------   -----------------
          Net cash used in investing activities                                      (1,927,418)         (1,635,070)
                                                                             ------------------   -----------------
Cash flows from financing activities
          Borrowings under line of credit                                            45,247,667          40,346,052
          Payments under line of credit                                             (41,208,947)        (36,954,685)
          Principal payments under equipment financing
               and term loans                                                         (609,705)           (602,583)
          Borrowings under term loan                                                                       575,000
          Proceeds from exercise of stock options                                      90,600
          Purchase of treasury stock                                                                      (784,553)
                                                                             ------------------   -----------------
          Net cash provided by financing activities                                  3,519,615           2,579,231
                                                                             ------------------   -----------------
          NET (DECREASE) INCREASE IN CASH                                             (494,960)             42,421
                                                                             ------------------   -----------------

Cash at beginning of period                                                            922,247             562,556
                                                                             ------------------   -----------------
Cash at end of period                                                                $ 427,287           $ 604,977
                                                                             ==================   =================
Supplemental schedule of non-cash financing and
    investing activities
          Equipment under capital leases                                             $ 126,229           $ 552,544


     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                         March 31, 2000
Page 8


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

5) On February 25, 2000, the Company purchased the operating assets of PGI Industries, Inc., an exporter of electronic components, located in Ronkokoma, New York. The purchase price of approximately $1.2 million was paid exclusively by cash. In addition, $100,000 is payable over the next two years based on certain events defined in the purchase agreement. This acquisition has been accounted for by the purchase method and, as such, the fair value of the assets acquired has been recorded on the date of the purchase. The results of operations are included with those of the Company's from the date of acquisition. The excess of the purchase price, as adjusted will be amortized using the straight line method over a period not to exceed 20 years. Proforma results of operations not expected to be material, presently, they are not materially different from those of the Company.

6) The Company has entered into a definitive agreement to acquire privately held Interface Electronics Corporation (IEC), a distributor of electronic components primarily serving the Northeast and Southeast. Under the terms of the agreement, Jaco will acquire IEC for approximately $15.4 million in cash plus an earn out based on IEC's performance. Jaco will also assume approximately $3.5 million of IEC's debt. The transaction is expected to be consummated in the second calendar quarter of 2000 and is subject to the expiration of the applicable Hart-Scott-Rodino waiting period and other customary closing conditions. To finance the consideration for the transaction, the Company received a commitment from its commercial banks to increase its credit facility from $30,000,000 to $50,000,000, based on eligible accounts receivable and inventories of the Company.


FORM 10-Q                                                                       March 31, 2000
Page 9

7)       The number of shares used in the Company's basic and diluted earnings per share computations are as follows:

                                                       Three Months Ended                     Nine Months Ended
                                                           March 31,                              March 31,
                                                 ---------------------------------    --------------------------------

                                                    2000               1999                2000               1999
                                                --------------     --------------      -------------      -------------

Weighted average common shares
  outstanding net of treasury shares,
  for basic earnings per share                      3,657,642          3,653,521          3,654,885          3,713,132

Common stock equivalents for
  stock options                                       267,245             10,361            113,510
                                                --------------     --------------      -------------      -------------

Weighted average common shares
  outstanding for diluted earnings per share        3,924,887          3,663,882          3,768,395          3,713,132
                                                ==============     ==============      =============      =============



         As of March 31, 2000 options to purchase 584,430 shares of common stock at a price range of $2.69 to $12.75 were outstanding compared to 573,229 shares as of March 31, 1999. The stock options with exercise prices greater than the average quoted market prices, have been excluded from the computation of diluted earnings per share as there affect is antidilutive. Stock options to purchase 52,000 shares of the Company's common stock have been excluded from the computation of diluted earnings per share for the three and nine months ended March 31, 2000 as compared to 319,230 and 573,229 shares for the three and nine months ended March 31, 1999, respectively.

8) The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company's primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for the three months and nine months ended March 31, 2000 and 1999 is not considered material to the financial statements.

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



FORM 10-Q                                                                                      March 31, 2000
Page 10

                                                         Three Months Ended                   Nine Months Ended
                                                             March 31,                            March 31,
                                                             ---------                            ---------
                                                       2000             1999                2000              1999
                                                    ---------        ---------           ---------         -------
                                                           (in thousands)                      (in thousands)

Net sales from external customers
    Electronics components distribution               $47,510          $32,833            $128,948           $94,190
    Contract manufacturing                              4,184            3,355               9,863            10,220
                                                      -------          -------             -------          --------

                                                      $51,694          $36,188            $138,811          $104,410
                                                       ======           ======             =======           =======

Intersegment net sales
    Electronics components distribution             $      86        $      93           $     217          $    255
    Contract manufacturing                                                                                       111
                                                      -------         ---------           --------           -------

                                                    $      86          $    93            $    217          $    366
                                                     ========           ======             =======           =======

Operating profit
    Electronics components distribution               $ 3,118         $    325             $ 5,404           $   209
    Contract manufacturing                                203              130                 494               381
                                                      -------          -------             -------           -------

                                                      $ 3,321         $    455             $ 5,898          $    590
                                                        =====          =======              ======           =======

Interest expense
    Electronics components distribution              $    215         $    198            $    627          $    588
    Contract manufacturing                                119              138                 376               402
                                                     --------         --------             -------           -------

                                                     $    334         $    336          $    1,003           $   990
                                                      =======          =======           =========            ======

Income tax provision (benefit)
    Electronics components distribution           $     1,186         $     51          $    1,982         $    (154)
    Contract manufacturing                                 35               (3)                 49                (8)
                                                     --------         ---------           --------         ----------

                                                   $    1,221         $     48          $    2,031         $    (162)
                                                    =========          =======           =========          =========

Identifiable assets
    Electronics components distribution               $77,262          $66,265             $77,262           $66,265
    Contract manufacturing                             10,940           10,819              10,940            10,819
                                                      -------          -------            --------           -------

                                                      $88,202          $77,084             $88,202           $77,084
                                                       ======           ======              ======            ======

Capital expenditures
    Electronics components distribution            $      120         $    194            $    249          $    818
    Contract manufacturing                                113               68                 205               644
                                                     --------          -------             -------           -------

                                                     $    233         $    262            $    454           $ 1,462
                                                      =======          =======             =======            ======
Depreciation and amortization
    Electronics components distribution              $    279         $    275            $    850          $    796
    Contract manufacturing                                167              136                 473               397
                                                     --------         --------             -------           -------

                                                     $    446         $    411          $    1,323         $   1,193
                                                      =======          =======           =========          ========

FORM 10-Q                                                         March 31, 2000
Page 11


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

GENERAL
-------
         Jaco is a distributor of electronic components and provider of contract manufacturing and value-added services. Products distributed by Jaco include semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and monitors, and power supplies used in the assembly and manufacturing of electronic equipment.
         The Company's customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (outsourcing). The Company intends to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by Jaco consist of automated inventory management services, kitting (e.g. supplying sets of specified quantities of products to a customer that are prepackaged for ease of feeding the customer's production lines), and contract manufacturing through Nexus Custom Electronics, Inc., a wholly owned subsidiary of the Company. The Company is also expanding in the flat panel display value-added market which includes full system integration, kitting and the implementation of touch technologies.



FORM 10-Q                                                                       March 31, 2000
Page 12


Results of Operations
---------------------
The following  table sets forth  certain  items in the  Company's  statements of operations as a percentage of net sales for the periods shown:

                                                 Three Months Ended                    Nine Months Ended
                                                      March 31,                            March 31,
                                           ------------------------------         ---------------------------

                                              2000               1999                2000             1999
                                           ----------         ----------          ----------       ----------
Net Sales                                         100.0%           100.0%              100.0%            100.0%
Cost of goods sold                                76.8               80.7                78.6             80.5
                                              ----------         ----------          ----------       ----------
Gross Profit                                      23.2               19.3                21.4             19.5
Selling, general and
  administrative expenses                         16.8               18.1                17.2             18.9
                                             ----------         ----------          ----------       ----------
Operating  profit                                  6.4                1.2                 4.2              0.6
Interest expense                                   0.6                0.9                 0.7              1.0
                                             ----------         ----------          ----------       ----------
Earnings (Loss) before income taxes                5.8                0.3                 3.5              (0.4)
Income tax provision (benefit)                     2.4                0.1                 1.4              (0.2)
                                             ----------         ----------          ----------       ----------
NET EARNINGS (LOSS)                               3.4%                0.2%               2.1%              (0.2)%
                                             ==========          =========           =========        =========


COMPARIS0N OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
-------------------------------------------------------------------------------

         Net sales for the three and nine months ended March 31, 2000 were $51.7 million and $138.8 million, respectively, compared to $36.2 million and $104.4 million for the three and nine months ended March 31, 1999, respectively, representing increases in net sales of 42.8% and 32.9%. The Company's net sales continue to be positively impacted by strong industry-wide demand for many components. There is an extremely strong demand for passive components, which represents approximately fifty percent of the Company's net sales. Additionally, the Company continues to experience strong results from the sales of flat panels and monitors as well as growth in providing value-added services to the Company's key customers. Most of these value-added services relate to assisting the customer in all aspects of inventory management.
         Gross profit margins as a percentage of net sales were 23.2% and 21.4% for the three and nine months ended March 31, 2000, respectively, compared to 19.3% and 19.5% for the three and nine months ended March 31, 1999, respectively. The increases are primarily attributable to the strong demand for components that continues to exist throughout the electronics industry.
         Selling, general and administrative expenses ("SG&A") for the three and nine months ended March 31, 2000 were $8.7 million and $23.9 million, respectively, increases of $2.2 million and $4.1 million when compared to the three and nine months ended March 31, 1999, respectively. As a percentage of net sales, SG&A for the three and nine months ended March 31, 2000 were 16.8% and 17.2%,

FORM 10-Q                                                         March 31, 2000
Page 13

respectively, compared to 18.1% and 18.9% for the three and nine months ended March 31, 1999, respectively. These trends reflect operating efficiencies achieved by the Company with higher revenue levels. The Company has continued to invest in sales and marketing personnel, which it believes is required for continued growth.
         Interest expense for the three and nine months ended March 31, 2000 were $334,000 and $1,003,000, respectively, compared to $336,000 and $990,000 for the three and nine months ended March 31, 1999, respectively. The Company has been able to maintain borrowings at comparable levels to last year.

     The net earnings for the three and nine months ended March 31, 2000 were $1,766,000 and $2,864,000 or $0.45 and $0.76 per share diluted, respectively, compared to net earnings of $71,000 or $0.02 per share diluted for the three months ended March 31, 1999 and a net loss of $239,000 or $0.06 per share diluted for the nine months ended March 31, 1999. The increase in earnings was attributable to the increase in net sales, the increase in gross profit margins, and the operating efficiencies achieved in SG&A. The Company is cautiously optimistic that it is positioned to see continued strong performance based on the demand for electronic components, the Company's flat panel product group and the value-added service programs in place to assist customers in the management of their inventory and procurement programs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
         The Company's agreement with its banks, as amended, provides the Company with a $30,000,000 term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories of the Company as defined in the agreement expiring September 13, 2001. The interest rate of the credit facility is based on the average 30 day LIBOR rate plus 3/4% to 1-1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. The outstanding balance on the revolving line of credit facility was $21,002,295 at March 31, 2000. The term loan, with a remaining balance of $214,285 at March 31, 2000, requires monthly principal payments of $17,857, together with interest through March 1, 2001. Borrowings under this facility are collateralized by substantially all of the assets of the Company. The agreement contains provisions for maintenance of certain financial ratios, all of which the Company is in compliance with at March 31, 2000, and prohibits the payment of cash dividends.
         For the nine months ended March 31, 2000, the Company's net cash used in operating activities was approximately $2.1 million, as compared to net cash used in operating activities of $0.9 million for the nine months ended March 31, 1999. The increase is primarily attributable to an increase in inventory and accounts receivable which was partially offset by an increase in accounts payable and accrued expenses and net earnings for the nine months ended March 31, 2000. Net cash used in investing activities increased to $1.9 million for the nine months ended March 31, 2000 as compared to $1.6 million for the nine months ended March 31, 1999. The increase of $0.3 million is primarily attributable to the acquisition of the operating assets of PGI Industries, Inc. for $1,212,000 which was partially offset by a decrease in capital expenditures of approximately $1.0 million.
           The Company's cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to, future acquisitions, if any.
         For the first nine months of Fiscal 2000 and Fiscal 1999, inventory turnover was 3.8x and 3.2x, respectively. The average days outstanding of the Company's accounts receivable at March 31, 2000 was 52 days, as compared to 61 days at March 31, 1999.
         The Board of Directors of the Company had authorized the purchase of up to 250,000 shares of its common stock under a stock repurchase program. During Fiscal 1999, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company's common stock. The purchases may

FORM 10-Q                                                         March 31, 2000
Page 14

be made by the Company from time to time on the open market at the Company's discretion and will be dependent on market conditions. Through May 12, 2000, the Company has purchased 412,200 shares of its common stock for aggregate consideration of $2,204,515 under this program. Since October 17, 1998, the Company has made no additional purchases of treasury stock.
         The Company believes that cash flow from operations and funds available under its credit facility will be sufficient to fund the Company's capital needs for at least the next twelve months.

Year 2000 Compliance
--------------------
         The year 2000 ("Y2K") issue was the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems would have been unable to interpret dates beyond the year 1999, which would cause a system failure or other computer errors, leading to disruptions in operations. In April 1996, the Company developed a three-phase program for Y2K information systems compliance. Phase I was to identify those systems with which the Company had exposure to Y2K issues. Phase II was the development and implementation of action plans to be Y2K compliant in all areas by late 1998. Phase III, which was fully completed by late 1999, was the final major area of exposure to ensure compliance. The Company had identified three major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) manufacturing applications and (3) third party relationships.
         As of September 1, 1998, Jaco completed the redesign and development of an entirely new distribution software system. All of the dates in this new database are 8 characters, including the century. The system has been tested and has been in production as of September 1, 1998. The systems include customer order entry, purchase order entry to the Company's manufacturers, warehousing and inventory control.
         The financial systems, Accounts Payable and General Ledger have been Y2K compliant since April 1997. The Accounts Receivable system has been Y2K compliant since September 1, 1998.
     Jaco's distribution facilities: warehouse, shipping and other physical handling have been tested and are Y2K compliant. At this time, the Company has tested substantially all of its programs and has experienced no system problems as it relates to Y2k issues. There were only minor corrections that needed to be made to certain non-essential applications. In general, the Y2K compliance efforts continue to be part of the Company's ongoing software development process. The Company has spent to date approximately $1.8 million to replace the core financial and reporting software systems for its distribution business. The Company has utilized outside consultants to undertake a portion of the work.

Inflation

         Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

Quantitative and Qualitative Disclosure about Market Risk.
----------------------------------------------------------
         The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the average 30 day LIBOR rate plus 3/4% to 1 1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. At April 30, 2000, $17,948,267 was outstanding under the credit facility. Changes in the LIBOR interest rate during the fiscal year ending June 30, 2000 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the LIBOR interest rate will increase or decrease interest expense for the Company by approximately $179,000.

FORM 10-Q                                                         March 31, 2000
Page 15


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

                           Nothing to Report

Item 5.          Other Information

                            Nothing to Report

Item 6.          Exhibits and Reports on Form 8-K

                    a)       Exhibits

                             27.1     Financial Data Schedule


                    b)       Reports on Form 8-K

                            The Company  filed one report on Form 8-K on May 15,
                  2000, to report under Item 5 the issuance of the May 9, 2000 press release announcing that it has entered into a definitive agreement to acquire Interface Electronics Corporation.

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









DATED:  May 15, 2000