Form 10-K405
period 2000-06-30
JACO ELECTRONICS INC
filed 2000-09-20
CIK 52971

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended .......................................  June 30, 2000

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to__________________

Commission File Number                      0-5896

                             JACO ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

                           New York                                                  11-1978958
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

    145 Oser Avenue, Hauppauge, New York                             11788
  (Address of principal executive offices)                        (Zip Code)


Company's telephone number, including area code:                  (631) 273-5500
                                                                  --------------

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

                  Yes:   X                           No:

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates of the Company, computed by reference to the closing price on September 14, 2000 was $76,942,664.

     Number of shares outstanding of each class of Common Stock, as of September 14, 2000: 5,633,959 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:


None

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements with respect to the financial condition, results of operations and business of Jaco Electronics, Inc. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates" or similar expressions in this document or in documents incorporated by reference.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

     - Dependence on a limited number of suppliers for products which generate a significant portion of our sales.

     -    Absence of long-term contracts.

     - Strikes or delays in air or sea transportation and possible future United States legislation with respect to pricing and/or import quotas on products imported from foreign countries.

     -    Supply shortages in the electronic components industry.

     - General economic downturns in the electronic components industry which may have an adverse economic effect upon manufacturers, end-users of electronic components and electronic components distributors.

     -    Volatile pricing of electronic components.

     - Competitive pressures in the industry may increase significantly through industry consolidation and entry of new competitors.

     - Costs or difficulties related to the integration of newly-acquired businesses may be greater than expected.

     - Limited allocation of products by suppliers may reduce availability of certain products.

     -    Adverse changes may occur in the securities markets.

     Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by them. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this Report.

     We do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS.

     Jaco Electronics, Inc. was organized in the State of New York in 1961. Our principal executive offices are located at 145 Oser Avenue, Hauppauge, New York 11788, and our telephone number is (631) 273-5500.

OUR COMPANY

     We are a leading distributor of electronic components to industrial OEMs and contract manufacturers throughout North America. We also provide contract manufacturing services to our industrial OEM customers. We distribute products such as semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and monitors and power supplies, which are used in the manufacture and assembly of electronic products, including:


-    telecommunications equipment

-    medical devices and instrumentation

-    military/aerospace systems

-    computers and office equipment

-    industrial equipment and controls

-    automotive and consumer electronics

     We have two distribution centers and 19 strategically located sales offices throughout the United States. We distribute more than 35,000 products from over 75 vendors, including such market leaders as Kemet Electronics Corporation, Vishay Intertechnology, Inc., and Samsung Semiconductor, Inc., to a base of over 6,000 customers through a dedicated and highly motivated sales force. To enhance our ability to distribute electronic components, we provide a variety of value-added services including automated inventory management services, assembling stock items for our customers into pre-packaged kits, integrating and assembling various custom components with flat panel displays to customer specifications (box build) and providing contract manufacturing services. Our core customer base consists primarily of small and medium-sized manufacturers that produce electronic equipment used in a wide variety of industries.

RECENT DEVELOPMENTS

     In June 2000, we acquired Interface Electronics Corp. We paid $15.4 million in cash and assumed $3.3 million in bank debt and are obligated to make deferred payments of up to approximately $6.6 million during the next two years if certain "minimum sales" levels are achieved. Interface is a distributor of electronic components, primarily in the Northeast and Southeast United States. As a result of the Interface acquisition, we have acquired distribution rights for certain significant vendor lines in the United States. The Interface transaction affords us the opportunity to leverage a national sales presence with our warehouses, thereby providing timely and efficient product distribution to our customers located anywhere in the United States.

     In February 2000, we acquired the operating assets of PGI Industries, Inc., an exporter of electronic components for approximately $1.2 million in cash.

OUR INDUSTRY

     The electronic components distribution industry has become an increasingly important sales channel for component manufacturers. Distributors market manufacturers' products to a broader range of OEMs than such manufacturers could economically serve with their direct sales forces. Today, distributors have become an integral part of their customers' purchasing and inventory process. Distributors offer their customers the ability to outsource their purchasing and warehousing responsibilities. Electronic Data Interchange ("EDI") permits distributors to receive timely scheduling of component requirements from customers enabling them to provide these value-added services. Distributors also work with their suppliers to ensure that manufacturers' components are integrated into the design of new products.

PRODUCTS

     We currently distribute over 35,000 stock items. Our management believes that it is necessary for us to carry a wide variety of items in order to fully service our customers' requirements. Our products fall into two broad categories: "active" and "passive" components. Active components and passive components each represented approximately 50% of our net distribution sales in each of our last three fiscal years.

     Active components include semiconductors and computer subsystems. Semiconductors consist of such items as integrated circuits, microprocessors, transistors, diodes, dynamic random access memory ("RAM"), static RAMs, video RAMs and metal oxide field effect transistors. Computer subsystems are an integral part of personal computers and computer workstations and incorporate such items as disk drives, tape drives, flat panels and flat panel monitors, touchscreens and controllers. Passive components consist primarily of capacitors, electromechanical devices, and resistors.

VALUE-ADDED SERVICES

     We also provide a number of value-added services which are intended to attract new customers, to maintain and increase sales to existing customers and, in the case of box build and contract manufacturing, to generate revenues from new customers. Value-added services include:

     - Automated Inventory Management Services. We offer comprehensive, state-of-the-art solutions that effectively manage our customers' inventory reordering, stocking and administration functions. These services reduce paperwork, inventory, cycle time, and the overall cost of doing business for our customers.

     - Kitting. Kitting consists of assembling to a customer's specifications two or more of our 35,000 stock items into pre-packaged kits ready for use in the customer's assembly line. Kitting services allow us to provide a partial or complete fill of a customer's order and enable the customer to more efficiently manage its inventory.

     - Box Build. We assemble various custom components with flat panel displays to a customer's specifications in order to provide an assembled product.

     - Contract Manufacturing. We also provide contract manufacturing services to our OEM customers which include procurement of customer specified components and raw materials from our network of suppliers and other suppliers, assembly of components on printed circuit boards ("PCBs"), and post assembly testing. Our manufacturing process consists of both advanced surface mount technology ("SMT") as well as conventional pin-through-hole ("PTH") interconnection technologies. The SMT process allows for more miniaturization, cost savings and shorter lead paths between components (which results in greater signal speed).

SALES AND MARKETING

     We believe we have developed valuable long-term customer relationships and an in-depth understanding of our customers' needs and purchasing patterns. Our sales personnel are trained to identify our customers' requirements and to actively market our entire product line to satisfy those needs. We serve a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense, aerospace, medical equipment and other industries. None of our customers individually represented more than five percent of net sales in any of the fiscal years ended June 30, 2000, 1999 and 1998.

     As an authorized distributor for key vendors, we are able to offer our customers engineering support as well as warranty protection from the product manufacturers which enhances our ability to attract new customers and close sales. We provide additional customer support through communication with customers from computer to computer or through EDI, and through technically competent product managers and Field Application Engineers ("FAEs"). Our FAEs provide design support and technical assistance to our customers with detailed data solutions employing the latest technologies.

     Sales are made throughout North America from the sales departments maintained at our two distribution facilities located on the East and West Coasts of the United States in California and New York and from 19 strategically located sales offices. Sales are made primarily through personal visits by our employees and by a staff of trained telephone sales personnel who answer inquiries and receive and process orders from customers. In addition, we utilize the services of independent sales representatives whose territories include parts of North America and several foreign countries. These independent sales representatives operate under agreements which are terminable by either party upon 30 days' notice and prohibit them from representing competing product lines. Independent sales representatives are authorized to solicit sales of all of our product lines.

SUPPLIERS

     Manufacturers of electronic components are increasingly relying on the marketing, customer service and other resources of distributors who market their product lines to customers not normally served by the manufacturer, and to supplement the manufacturer's direct sales efforts in other accounts often by providing value-added services not offered by the manufacturer. Manufacturers seek distributors who have strong relationships with desirable customers, are financially strong, have the infrastructure to handle large volumes of products and can assist customers in the design and use of the manufacturers' products. Currently, we have non-exclusive distribution agreements with many manufacturers, including California Micro Devices Corporation, International Resistive Company, Inc., Johanson Dielectrics, Inc., Kemet Electronics Corporation, Rohm Electronics U.S.A., LLC, Samsung Semiconductor, Inc., Saronix Corp., TDK Corporation of America, Vishay Intertechnology, Inc. and ZeTeX, Inc. We continuously seek to identify potential new suppliers and obtain additional distributorships for new lines of products. We believe that such expansion and diversification will increase our sales and market share.

     We generally purchase products from manufacturers pursuant to non-exclusive distributor agreements. As an authorized distributor, we are able to offer our suppliers marketing support.

     Most of our distributor agreements are cancelable by either party, typically upon 30 to 90 days' notice. These agreements typically provide for price protection, stock rotation privileges and the right to return inventory. Price protection is typically in the form of a credit to us for any inventory in our possession for which the manufacturer reduces its prices. Stock rotation privileges typically allow us to exchange inventory in an amount up to five percent of a prior period's purchases. Upon termination of a distributor agreement, the right of return typically requires the manufacturer to repurchase our inventory at our adjusted purchase price. We believe that the above-described provisions of our distributorship agreements generally have served to reduce our exposure to loss from unsold inventory. Because price protection, stock rotation privileges and the right to return inventory are limited in scope, there can be no assurances that we will not experience significant losses from unsold inventory in the future.

OPERATIONS

     Component Distribution. Inventory management is critical to a distributor's business. We constantly focus on a high number of resales or "turns" of existing inventory to reduce exposure to product obsolescence and changing customer demand.

     Our central computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information of our distribution business. Our distribution software system includes financial systems, EDI, customer order entry, purchase order entry to manufacturers, warehousing and inventory control. Each of our sales departments and offices is electronically linked to our central computer systems which provides fully integrated on-line real-time data with respect to our inventory levels. Our inventory management system was developed internally and is considered proprietary. We track inventory turns by vendor and by product, and our inventory management system provides immediate information to assist in making purchasing decisions and decisions as to which inventory to exchange with suppliers under stock rotation programs. Our inventory management system also uses bar-code technology along with scanning devices, which we supply to certain customers, and is networked to the facilities of such customers. In some cases, customers use computers that interface directly with our computers to identify available inventory and rapidly process orders. We also monitor supplier stock rotation programs, inventory price protection, rejected material and other factors related to inventory quality and quantity. This system enables us to more effectively manage our inventory and to respond more quickly to customer requirements for timely and reliable delivery of components. Our inventory turnover was approximately 3.7 times for the fiscal year ended June 30, 2000.

     Contract Manufacturing. We conduct our contract manufacturing operations through our wholly owned subsidiary Nexus Custom Electronics, Inc., at two locations. The first location is an approximately 32,000 square foot facility located in Brandon, Vermont. The second location is an approximately 30,000 square foot facility located in Woburn, Massachusetts that recently commenced operations. Nexus provides contract manufacturing services to our OEM customers, which includes procurement of customer specified components and raw materials from our network of suppliers and other suppliers, assembly of components on PCBs and post-assembly testing. OEMs then incorporate the PCBs into finished products. In assembling PCBs, Nexus is capable of employing both PTH and SMT. PTH is a method of assembling PCBs in which component leads are inserted and soldered into plated holes in the board. SMT is a method of assembling PCBs in which components are fixed directly to the surface of the board, rather than being inserted into holes.

     Nexus' Vermont manufacturing facility has earned ISO 9002 certification by the Geneva-based organization dedicated to the development of worldwide standards for quality management guidelines and quality assurance. Management believes sophisticated customers increasingly are requiring their manufacturers to be ISO 9002-certified for purposes of quality assurance.

COMPETITION

     The electronic components distribution industry is highly competitive, primarily with respect to price and product availability. We believe that the breadth of our customer base, services and product lines, our level of technical expertise and the quality of our services generally are also particularly important. We compete with large national distributors such as Arrow Electronics, Inc. and Avnet, Inc., as well as regional and specialty distributors, such as All American Semiconductor, Inc. and Reptron Electronics, Inc., many of whom distribute the same or competitive products. Many of our competitors have significantly greater name recognition and greater financial and other resources than we do.

     The electronics contract manufacturing industry is highly fragmented and is characterized by relatively high levels of volatility, competition and pricing and margin pressure. Many large contract manufacturers operate high-volume facilities and primarily focus on high-volume product runs. In contrast, certain contract manufacturers, such as Nexus, focus on low-to-medium volume and service-intensive products.

BACKLOG

     As the trend toward outsourcing increases, customers have been entering into just-in-time contracts with distributors, instead of placing orders with long lead times. Orders constituting our backlog are subject to delivery rescheduling, price negotiations and cancellations by the customer, sometimes without penalty or notice. Therefore, our backlog is not necessarily indicative of future sales for any particular period.

EMPLOYEES

     At June 30, 2000, we had a total of 471 employees, of which 143 were employed by Nexus. Of our total employees, twelve were engaged in administration, 55 were managerial and supervisory employees, 194 were in sales and 210 performed warehouse, manufacturing and clerical functions. Of these employees, Nexus employed two in administration, 17 in management and supervisory positions, one in sales and 123 in warehouse, manufacturing and clerical functions. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

ITEM 2.  PROPERTIES.

     All of our facilities are leased except for the Brandon, Vermont property which is owned by Nexus. We currently lease 22 facilities strategically located throughout the United States, two of which are multipurpose facilities used principally as administrative, sales, and purchasing offices, as well as warehouses, one of which is used for contract manufacturing and the remainder of which are used exclusively by us as sales offices. Our satellite sales offices range in size from approximately 500 square feet to approximately 4,300 square feet. Base rents for such properties range from approximately $500 per month to approximately $5,000 per month. Depending on the terms of each particular lease, in addition to base rent, we may also be responsible for portions of real estate taxes, utilities and operating costs, or increases in such costs over certain base levels. The lease terms range from one year to as long as five years. All facilities are linked by computer terminals to our Hauppauge, New York headquarters. The following table sets forth certain information regarding our five principal leased facilities:

                                                                                                         LEASE
                                  BASE RENT                                                            EXPIRATION
LOCATION                          PER MONTH        SQUARE FEET                USE                         DATE
Hauppauge, NY(1)                   $51,000            72,000             Administrative,                12/31/03
                                                                         Sales and
                                                                         Warehouse

Franklin, MA                       $18,000            11,700             Sales                           3/31/05

Woburn, MA                         $14,300            30,000             Manufacturing                   7/31/05

Westlake Village, CA               $10,550            10,000             Administrative,                 4/30/03
                                                                         Sales and
                                                                         Warehouse
San Jose, CA                       $ 9,400             3,800             Sales                           4/30/03

-----------------

(1) Leased from a partnership owned by Joel H. Girsky and Charles B. Girsky at a current monthly rent which the Company believes represents the fair market value for such space. We sublease a portion of this space to an unaffiliated third party.

     Nexus owns and occupies an approximately 32,000 square foot facility located in Brandon, Vermont, that is used for manufacturing, storage and office space.

     We believe that our present facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     We are a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on our results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No response to this Item is required.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS.

     (a) Our common stock is traded on the Nasdaq National Market under the symbol "JACO." The stock prices listed below represent the high and low sale prices of the common stock, as reported by the Nasdaq National Market, for each fiscal quarter beginning with the first fiscal quarter of the fiscal year ended June 30, 1999. Stock prices prior to July 25, 2000 have been adjusted to give effect to a 3-for-2 stock split which was effective on July 24, 2000.


                                                                                           HIGH                    LOW
FISCAL YEAR 1999:
         First quarter ended September 30, 1998...........................              $  4.25                $  1.50
         Second quarter ended December 31, 1998...........................                 5.00                   2.08
         Third quarter ended March 31, 1999...............................                 3.46                   1.67
         Fourth quarter ended June 30, 1999...............................                 3.08                   1.67
FISCAL YEAR 2000:
         First quarter ended September 30, 1999...........................                 4.38                   1.67
         Second quarter ended December 31, 1999...........................                 4.00                   2.00
         Third quarter ended March 31, 2000...............................                 9.83                   3.21
         Fourth quarter ended June 30, 2000...............................                18.67                   5.33
FISCAL YEAR 2001:
         (through September 14, 2000).....................................                20.83                  10.00

     (b) On September 14, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $17.06 per share (which gives effect to the 3-for-2 stock split which was effective on July 24,
          2000). As of September 14, 2000, there were 134 holders of record of our common stock. We believe our stock is held by more than 1,100 beneficial owners.

     (c) We have never declared or paid any cash dividends on our common stock. We intend for the foreseeable future to retain future earnings for use in our business. The amount of dividends we pay in the future, if any, will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results and other factors as the Board of Directors, in its discretion, deems relevant. In addition, our credit facility prohibits us from paying cash dividends on our common stock.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected consolidated financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The historical results are not necessarily indicative of results to be expected for any future period. The share and per share data have been adjusted to give effect to a 3-for-2 stock split which was effective on July 24, 2000.

                                                                           YEAR ENDED JUNE 30,
                                                             2000           1999            1998             1997             1996
                                                             ----           ----            ----             ----             ----
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales .........................................       $ 209,325       $ 140,711        $ 153,674       $ 155,098       $ 167,149
Cost of goods sold ................................         162,443         113,335          121,796         122,993         133,105
                                                          ---------       ---------        ---------       ---------       ---------
Gross profit ......................................          46,882          27,376           31,878          32,105          34,044
Selling, general and administrative expenses ......          34,522          27,642           28,707          27,640          26,247
                                                          ---------       ---------        ---------       ---------       ---------
  Operating profit (loss) .........................          12,360            (266)           3,171           4,465           7,797
Interest expense ..................................           1,559           1,309            1,140             971           1,347
                                                          ---------       ---------        ---------       ---------       ---------
  Earnings (Loss) before income taxes .............          10,801          (1,575)           2,031           3,494           6,450
Income tax provision (benefit) ....................           4,425            (418)             847           1,415           2,600
                                                          ---------       ---------        ---------       ---------       ---------
Net earnings (loss) ...............................       $   6,376       $  (1,157)       $   1,184       $   2,079       $   3,850
                                                          =========       =========        =========       =========       =========
Net earnings (loss) per common share
 Basic ............................................       $    1.16       $   (0.21)       $    0.21       $    0.36       $    0.74
                                                          =========       =========        =========       =========       =========
 Diluted ..........................................       $    1.11       $   (0.21)       $    0.20       $    0.35       $    0.72
                                                          =========       =========        =========       =========       =========
Weighted average number of common and
common equivalent shares outstanding
  Basic ...........................................           5,498           5,547            5,755           5,849           5,220
  Diluted .........................................           5,766           5,547            5,882           5,922           5,331




                                                                               AT JUNE 30,
                                               2000                1999               1998                1997                1996
                                               ----                ----               ----                ----                ----
CONSOLIDATED BALANCE SHEET DATA:                                                (IN THOUSANDS)
Working capital ................            $ 58,384            $ 41,998            $ 42,481            $ 41,146            $ 36,964
Total assets ...................             126,329              72,931              73,419              69,996              61,143
Short-term debt ................                 807                 792                 663                 599                 474
Long-term debt .................              40,941              18,886              17,037              15,553               8,791
Shareholders' equity ...........              42,790              34,868              36,625              35,892              34,304

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:


                                                                              YEAR ENDED JUNE 30,
                                                                    2000               1999               1998
                                                                    ----               ----               ----
Net sales.................................................          100.0%            100.0%             100.0%
Cost of goods sold........................................          77.6               80.5               79.3
                                                                    ----               ----               ----
Gross profit..............................................          22.4               19.5               20.7
Selling, general and administrative expenses..............          16.5               19.7               18.7
                                                                    ----               ----               ----
Operating profit (loss)...................................           5.9               (0.2)               2.0
Interest expense..........................................           0.8                0.9                0.7
                                                                     ---                ---                ---
Earnings (Loss) before income taxes.......................           5.1               (1.1)               1.3
Income tax provision (benefit)............................           2.1               (0.3)               0.5
                                                                     ---               -----               ---
Net earnings (loss).......................................           3.0%              (0.8)%             0.8%
                                                                     ===               =====              ===

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2000 ("FISCAL 2000") WITH FISCAL YEAR ENDED JUNE 30, 1999 ("FISCAL 1999")

     Net sales for Fiscal 2000 were $209.3 million, an increase of $68.6 million, or 48.8%, as compared to $140.7 million reported for Fiscal 1999. Our net sales benefitted from strong demand for components throughout the electronics industry. In addition, we have continued to experience strong demand for flat panels and flat panel monitors. We have also made significant investments in sales personnel and infrastructure, which has contributed to our sales growth. We continue to enhance our sales by providing value-added services related to assisting customers in procurement and inventory management.

     Gross profit was $46.9 million in Fiscal 2000, an increase of $19.5 million or 71.2%, compared to $27.4 million in Fiscal 1999. Gross profit margins as a percentage of net sales were 22.4% during Fiscal 2000 compared to 19.5% during Fiscal 1999. The strong demand for electronic components is primarily responsible for the increase in gross profit margins during Fiscal 2000.

     Selling, general and administrative ("SG&A") expenses were $34.5 million in Fiscal 2000, an increase of $6.9 million, or 24.9%, compared to $27.6 million in Fiscal 1999. As a percentage of net sales, SG&A expenses decreased in Fiscal 2000 to 16.5% compared to 19.7% in Fiscal 1999. The increase in spending is primarily attributable to expenses necessary to support the growth in sales. These expenses include additional sales and marketing personnel, investments in our infrastructure, and the additional costs associated with the acquisition of PGI and Interface. The decrease as a percentage of net sales reflects operating efficiencies realized by us with higher revenue levels.

     Operating profit (loss) for Fiscal 2000 was $12.4 million as compared to $(0.3) million for Fiscal 1999. As a percentage of net sales, operating profit
(loss) increased in Fiscal 2000 to 5.9% as compared to (0.2)% in Fiscal 1999.

     Interest expense increased to $1.6 million in Fiscal 2000, as compared to $1.3 million in Fiscal 1999. The 19.1% increase was primarily due to the additional net borrowings of approximately $15 million to acquire Interface during the fourth quarter of Fiscal 2000. We will continue to see increased interest expense to the extent of the higher borrowing levels.

     Net earnings for Fiscal 2000 were $6.4 million, or $1.11 per share diluted compared to a net loss for Fiscal 1999 of $1.2 million, or $.21 per share diluted. Diluted earnings per share includes the dilutive effect of outstanding stock options. The increase in net earnings was attributable to the increase in net sales, the increase in gross profit margins, the reduction in SG&A expenses and the acquisition of Interface.

COMPARISON OF FISCAL 1999 WITH FISCAL YEAR ENDED JUNE 30, 1998 ("FISCAL 1998")

     Net sales for Fiscal 1999 were $140.7 million, a decrease of $13 million, or 8.4%, as compared to $153.7 million reported for Fiscal 1998. Our net sales were impacted throughout the fiscal year by continued industry wide pricing pressures, compounded by weak demand for components which had impacted the electronic components industry for over three years. Toward the end of Fiscal 1999, we experienced an increase in activity in many product sectors.

     Gross profit was $27.4 million in Fiscal 1999, a decrease of $4.5 million, or 14.1%, compared to $31.9 million in Fiscal 1998. Gross profit margins as a percentage of net sales were 19.5% in Fiscal 1999 compared to 20.7% in Fiscal 1998. The decrease was attributable to industry wide pressures and a shift in product mix toward a greater amount of active components, including flat panel devices, which historically, have a lower gross profit margin compared to passive components.

     SG&A expenses were $27.6 million in Fiscal 1999, a decrease of $1.1 million, or 3.7%, compared to $28.7 million in Fiscal 1998. Due to the weakness in the electronic components distribution industry during Fiscal 1999, we had implemented cost containment measures. Additionally, SG&A expenses decreased due to a reduction in variable costs such as commissions paid to sales personnel. The decreases were partially offset by a bad debt of approximately $630,000 during the fourth quarter of Fiscal 1999 and additional staffing of sales and marketing personnel toward the end of Fiscal 1999 in anticipation of an improvement in demand for electronic components.

     Operating profit (loss) for Fiscal 1999 was $(0.3) million as compared to $3.1 million for Fiscal 1998. As a percentage of net sales, operating profit
(loss) decreased in Fiscal 1999 to (0.2)% as compared to 2.0% in Fiscal 1998.

     Interest expense increased to approximately $1.3 million in Fiscal 1999, as compared to $1.1 million in Fiscal 1998. The 14.8% increase in interest expense was primarily attributable to increased net borrowings due to our purchases of common stock under our stock repurchase program, fixed asset additions primarily for contract manufacturing, operational expenditures made to upgrade our core financial and reporting software, and an increase in borrowing rates.

     Net loss for Fiscal 1999 was $(1.2) million, or $(.21) per share diluted, as compared to net earnings for Fiscal 1998 of $1.2 million, or $.20 per share diluted. During Fiscal 1999, the decrease in net earnings was primarily attributable to the decrease in net sales and decrease in gross profit dollars attributable to overall industry weakness as it related to electronic components.

LIQUIDITY AND CAPITAL RESOURCES

     Our agreement with our banks, as amended, which expires on September 13, 2001, provides us with a $50 million term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories as defined in the agreement expiring September 13, 2001. The interest rate of the credit facility is based on the average 30-day LIBOR rate plus 1.75% through the quarter ending September 30, 2000. At such time, the rate converts to the average 30-day LIBOR rate plus 1.0% to 2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. The outstanding balance on the revolving line of credit facility was $39.9 million at June 30, 2000. Borrowings under this facility are collateralized by substantially all of our assets. The agreement contains provisions for maintenance of certain financial ratios, all of which we were in compliance with at June 30, 2000, and prohibits the payment of cash dividends.

     For Fiscal 2000, our net cash used in operating activities was approximately $7.0 million, as compared to net cash provided by operating activities of $1.4 million for Fiscal 1999. The increase in net cash used is primarily attributable to an increase in inventory and accounts receivable as a result of the increase in net sales during the fiscal year, partially offset by an increase in accounts payable and accrued expenses and net earnings for Fiscal 2000. Net cash used in investing activities increased to $13.4 million for Fiscal 2000 as compared to $1.6 million for Fiscal 1999. The increase is primarily attributable to the acquisition of the operating assets of PGI and the purchase of Interface, representing a net cash outlay of $14.9 million.

     Our cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to, future acquisitions, if any.

     For Fiscal 2000 and Fiscal 1999, our inventory turnover was 3.7x and 3.3x, respectively. The average days outstanding of our accounts receivable at June 30, 2000 was 57 days, as compared to 59 days at June 30, 1999.

     We believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for at least the next twelve months.

INFLATION

     Inflation has not had a significant impact on our operations during the last three fiscal years.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to interest rate changes with respect to our credit facility which bears interest at the higher of the prime rate or the federal funds rate plus 0.5%, or at our option, at a rate equal to the average 30-day LIBOR rate plus 1.0% to 2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. At June 30, 2000, $39.9 million was outstanding under the credit facility. Changes in the LIBOR interest rate during Fiscal 2000 will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the LIBOR interest rate will increase or decrease interest expense for us by approximately $0.4 million based on outstanding borrowings at June 30, 2000.

     The impact of interest rate fluctuations on other floating rate debt is not material.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     For an index to the financial statements and supplementary data, see Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response to this Item is required.

                                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The following are our directors and executive officers:


NAME                                            AGE       POSITION
Joel H. Girsky ..........................       61        Chairman of the Board, President and
                                                          Treasurer

Joseph F. Oliveri........................       51        Vice Chairman of the Board and Executive
                                                          Vice President

Charles B. Girsky........................       66        Executive Vice President and Director

Jeffrey D. Gash..........................       47        Vice President, Finance and Secretary

Gary Giordano............................       43        Executive Vice President

Stephen A. Cohen.........................       63        Director

Edward M. Frankel........................       62        Director

Joseph F. Hickey, Jr.....................       42        Director

     Joel H. Girsky has been a Director and executive officer of Jaco since it was founded in 1961. He also is a director of Nastech Pharmaceutical Company, Inc. of Hauppauge, New York, and Frequency Electronics, Inc. of Uniondale, New York. Messrs. Joel H. Girsky and Charles B. Girsky are brothers.

     Joseph F. Oliveri became Vice Chairman of the Board of Directors and an Executive Vice President in June 2000. From March 1983 to June 2000 he was President and Chief Executive Officer of Interface. We acquired Interface in June 2000. Mr. Oliveri is also a director of EMC Corporation, a designer and manufacturer of hardware and software products and a provider of services for the storage, management, protection and sharing of electronic information.

     Charles B. Girsky was a founder, Director, and our President from 1961 through January 1983. He became an executive officer again in August 1985 and has been an Executive Vice President since January 1988. He has been a Director since 1986. Messrs. Charles B. Girsky and Joel H. Girsky are brothers.

     Jeffrey D. Gash became Vice President of Finance in January 1989, and was our Controller for more than five years prior thereto. In September 1999, he became our Secretary. He has also served in similar capacities with our subsidiaries.

     Gary Giordano became Executive Vice President in June 2000. From February 1992 to June 2000 he was a Vice President of Sales and Marketing.

     Stephen A. Cohen has been a Director since 1970. Since August 1989, he has practiced law as a member of Morrison Cohen Singer & Weinstein, LLP, Jaco's general counsel.

     Edward M. Frankel became a Director in May 1984. For more than five years he has been President of Vitaquest International, Inc., a distributor of vitamins and health and beauty products, and its predecessor entities.

     Joseph F. Hickey, Jr. became a Director in May 1997. Since February 1991, he has been employed by Tucker Anthony Capital Markets, a national investment banking firm. He is a managing director in Tucker Anthony's investment banking department.

BOARD COMMITTEES

     We have standing Audit and Compensation Committees. The Audit Committee reviews the work and reports of Jaco's independent accountants. The Audit Committee is comprised of Stephen A. Cohen, Edward M. Frankel and Joseph F. Hickey, Jr. The Compensation Committee makes recommendations to the Board of Directors concerning compensation arrangements for directors, executive officers, and senior management of Jaco. The Compensation Committee is comprised of Mr. Frankel and Mr. Hickey. The entire Board of Directors administers our 1993 Non-Qualified Stock Option Plan and our Restricted Stock Plan.

DIRECTOR COMPENSATION

     Pursuant to our 1993 Stock Option Plan for Outside Directors, the then outside directors (directors who are not employees) were each granted options on December 31, 1993 to purchase 22,000 shares of common stock. In addition, the Outside Directors' Plan provided that each outside director shall also be granted on each December 31 subsequent to December 31, 1993 stock options to purchase 4,399 shares of common stock. All options granted under the Outside Directors' Plan are immediately exercisable, and the exercise price per share of each option is equal to the fair market value of the shares of common stock on the date of grant. No option may be granted after January 1, 1998 under the Outside Directors' Plan.

     On September 16, 1998, each of Messrs. Cohen and Frankel was granted options to purchase 11,250 shares of common stock. The options became exercisable one year from the date of grant and expire on September 15, 2003. The per share exercise price of each option is equal to the closing price of the common stock on the date of grant, or $2.75 per share.

     On September 15, 1999, we granted each of Mr. Stephen A. Cohen, Mr. Edward
M. Frankel and Mr. Joseph F. Hickey, Jr., five year options to purchase 11,250 shares of common stock at an exercise price of $2.50 per share. The per share exercise price of each option is equal to the closing price of the common stock on the date of grant. The options vest on the one-year anniversary date of the date of grant and were issued pursuant to our 1993 Non-Qualified Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Joseph F. Hickey, Jr., a Director and member of the Compensation Committee is a managing director of Tucker Anthony Capital Markets which is an underwriter of our proposed public offering of common stock.

COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5. Executive officers, directors, and ten percent shareholders are required to furnish us with copies of such forms. Based solely on a review of such forms furnished to us and written representations from certain reporting persons, we believe that during Fiscal 2000, our executive officers, directors, and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the information for Fiscal 2000, 1999 and 1998 as to the compensation paid by us to our Chief Executive Officer for services rendered and our four other most highly compensated executive officers, whose total salary and bonus exceeded $100,000 during such years.

                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation                              Long-Term Compensation  Long-Term
                                                                                         Awards                 Compensation Payouts
                                                          Other           Restricted
        Name and                                          Annual            Stock         Options/      LTIP         All Other
   Principal Position      Year  Salary($)  Bonus($)  Compensation($)(1)  Awards ($)(2)  SARs(#)(3)   Payouts($)  Compensation($)(4)
   ------------------      ----  ---------  --------  ------------------  -------------  ----------   ----------  ------------------
Joel H. Girsky             2000  325,000    648,100          -                 -           60,000         --            66,709
 Chairman of the Board     1999  325,000         --          -                 -          300,000         --            58,556
 President, and Treasurer  1998  325,000     81,100          -                 -               --         --            57,949
Joseph F. Oliveri (5)      2000   20,770     15,700          -                 -           30,000         --                --
 Vice Chairman and
 Executive Vice President
Charles B. Girsky          2000  225,000    324,000          -                 -           15,000         --             6,831
 Executive Vice President  1999  225,000         --          -                 -           37,500         --             3,144
                           1998  225,000     41,000          -                 -               --         --             3,145
Jeffrey D. Gash            2000  136,000     60,800          -                 -           15,000         --             4,953
 Vice President, Finance   1999  125,000     25,800          -                 -           15,000         --             2,217
 and Secretary             1998  125,000     28,100          -                 -               --         --             1,895
Gary Giordano(6)           2000  158,000     40,000          -                 -           15,000         --             1,971
 Executive Vice President



(1) The costs of certain benefits are not included because they did not exceed, in the case of each named executive officer, the lesser of $50,000 or ten percent of the total annual salary and bonus reported in the above table.

(2) On June 9, 1997, the Board of Directors awarded an aggregate of 97,500 shares of common stock under our Restricted Stock Plan to our executive officers as follows: 37,500 shares of common stock to Mr. Joel Girsky, 37,500 shares of common stock to Mr. Charles Girsky, 15,000 shares of common stock to Mr. Jeffrey Gash and 7,500 shares of common stock to Mr. Gary Giordano. These grants were subject to the approval of our shareholders, which approval was received on December 9, 1997. The awards vest in one-quarter increments annually. Accordingly, as of June 30, 2000, the following portions of the aforementioned awards were vested: 28,125 shares of common stock awarded to each of Mr. Joel Girsky and Mr. Charles Girsky, 11,250 shares of common stock awarded to Mr. Jeffrey Gash and 5,625 shares of common stock awarded to Mr. Gary Giordano. The value of the aggregate restricted stock holdings of these individuals at June 30, 2000 was as follows: $525,000 for Mr. Joel Girsky, $525,000 for Mr. Charles Girsky, $210,000 for Mr. Jeffrey Gash and $105,000 for Mr. Gary Giordano. These figures are based upon the fair market value per share of our common stock at June 30, 2000, minus the purchase price of such awards. The closing sale price for our common stock as of June 30, 2000 on the Nasdaq National Market was $14.67.

(3) Adjusted to give effect to a 3-for-2 stock split which was effective on July 24, 2000.

(4) Includes 401(k) matching contributions, premiums paid on group term life insurance and, in the case of Mr. Joel Girsky, the taxable portion of split dollar life insurance policies and deferred compensation accrued in connection with his employment agreement with us. 401(k) matching contributions for Fiscal 2000 for the Named Executives were as follows: Mr. Joel Girsky -- $1,125, Mr. Oliveri -- $0, Mr. Charles Girsky -- $3,786, Mr. Gash -- $4,431 and Mr. Giordano -- $1,665. Premiums paid on group term life insurance for Fiscal 2000 for the Named Executives were as follows: Mr. Joel Girsky -- $8,584, Mr. Oliveri -- $0, Mr. Charles Girsky -- $3,045, Mr. Gash -- $522 and Mr. Giordano -- $306. The taxable portion of split dollar life insurance policies for Mr. Joel Girsky was $7,000 for Fiscal 2000. $50,000 deferred compensation was accrued in Fiscal 2000 in connection with Mr. Joel Girsky's employment agreement with us.

(5)  Mr. Oliveri became an Executive Vice President of Jaco on June 6, 2000.

(6)  Mr. Giordano became an Executive Vice President of Jaco on June 22, 2000.


EMPLOYMENT AGREEMENTS

     We entered into a four-year employment agreement with Joel Girsky, effective as of July 1, 1997, to serve as our Chairman and President. The employment agreement, as amended, will automatically renew for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is delivered by either party, Mr. Girsky's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. Mr. Joel Girsky received a base salary of $325,000 for Fiscal 2000 and shall receive a base salary of $325,000 for each fiscal year ending June 30, thereafter. In addition, he is entitled to receive a cash bonus equal to four percent of our earnings before income taxes for each fiscal year in which such earnings are between $1.0 million and $2.5 million, or six percent of our earnings before income taxes for such fiscal year if such earnings are in excess of $2.5 million up to a maximum annual cash bonus of $720,000. If our earnings before income taxes are in excess of $12.0 million for any such fiscal year, Mr. Girsky may also receive stock options. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $1.5 million if he dies or becomes permanently disabled during the term of the employment agreement. Mr. Girsky shall also receive deferred compensation which accrues at the rate of $50,000 per year, and becomes payable in a lump sum at the later of
(i) Mr. Girsky's attainment of age 60 (which event occurred in Fiscal 1999), or
(ii) his cessation of employment, with or without cause, at any time. In the event of a change in control, Mr. Girsky will receive 299% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky's base amount, as computed in accordance with Section 280G(d)(4) of the Internal Revenue Code of 1986.

     We entered into a three-year employment agreement with Joseph F. Oliveri, effective as of June 6, 2000. The employment agreement will automatically renew for additional one-year periods unless notice is given 90 days prior to an anniversary date. Mr. Oliveri receives a base salary at an annual rate of $300,000. In addition, he is entitled to receive a cash bonus equal to two percent of Interface's gross profit from certain customers for each twelve month period beginning June 1, 2000,

June 2, 2001 and June 1, 2002. In the event of a change in control, Mr. Oliveri will receive 300% of his base salary plus cash bonus earned during the twelve months prior to the change of control, if the change of control occurs before May 30, 2001. If the change of control occurs on or after June 1, 2001 and on or prior to May 30, 2002, Mr. Oliveri will receive 200% of his base salary plus cash bonus earned during the twelve months prior to the change of control. Finally, if the change of control occurs on or after June 1, 2002 and on or prior to May 30, 2003, Mr. Oliveri will receive 100% of his base salary plus cash bonus earned during the twelve months prior to the change of control.

     We entered into a four-year employment agreement with Charles Girsky, effective as of July 1, 1998, to serve as our Executive Vice President. The employment agreement will automatically renew for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is delivered by either party, Mr. Girsky's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. Mr. Girsky received a base salary of $225,000 for Fiscal 2000, and shall receive a base salary of $225,000 for each fiscal year ending June 30, thereafter. In addition, he is entitled to receive a cash bonus equal to two percent of our earnings before income taxes for each fiscal year in which such earnings are between $1.0 million and $2.5 million or three percent of our earnings before income taxes for such fiscal year if such earnings are in excess of $2.5 million up to a maximum annual cash bonus of $360,000. If our earnings before income taxes are in excess of $12.0 million for any such fiscal year, Mr. Girsky may receive stock options. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $1.0 million if he dies during the term of the employment agreement. In the event of a change in control, Mr. Girsky will receive 250% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky's base amount, as computed in accordance with
Section 280G(d)(4) of the Internal Revenue Code of 1986. Additionally, upon a change of control, Mr. Girsky's employment agreement may be assigned by us or any such successor or surviving corporation upon sixty days prior written notice to Mr. Girsky.

     We entered into a four-year employment agreement with Jeffrey Gash, effective as of July 1, 1998, to serve as our Vice President of Finance. The employment agreement will automatically renew for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is delivered by either party, Mr. Gash's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. Pursuant to the agreement, Mr. Gash received a base salary of $125,000 for Fiscal 2000, and shall receive a base salary of $125,000 for each fiscal year ending June 30, thereafter. In addition, he is entitled to receive a cash bonus as determined by our Board of Directors and our President. Mr. Gash or his estate, as the case may be, is entitled to receive a payment of $750,000 if he dies during the term of the employment agreement. The death benefit may be funded by a life insurance policy maintained by us. In the event of Mr. Gash's cessation of employment with us, upon his request, we are obligated to transfer such policy to Mr. Gash. Thereafter, we would have no further liability for the payment of such benefit or the premiums on such policy. In the event of a change in control, Mr. Gash will receive 200% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr Gash's base amount, as computed in accordance with Section 280G(d)(4) of the Internal Revenue Code of 1986. Additionally, upon a change of control, Mr. Gash's employment agreement may be assigned by us or any such successor or surviving corporation upon sixty days prior written notice to Mr. Gash.

     We entered into an agreement with Gary Giordano dated as of July 20, 1998, which provides a lump sum payment to him in the event of a change in control. If Mr. Giordano's employment with Jaco or a successor or surviving corporation is terminated other than for cause (commission by Mr. Giordano of an act constituting common law fraud or a felony), for a period of up to two years after the change in control event, he will receive up to 200% of the average of his base salary plus cash bonus for the previous three years based upon a formula. The payment will be made to Mr. Giordano to the extent such payment does not exceed Mr. Giordano's base amount as computed in accordance with
Section 280G(d)(4) of the Internal Revenue Code of 1986. The agreement also requires Mr. Giordano to refrain from disclosing proprietary or confidential information obtained by him. The agreement does not obligate Jaco to retain the services of Mr. Giordano.

OPTION GRANTS

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following tables set forth information concerning the grant of stock options during Fiscal 2000 to each of the persons described in the Summary Compensation Table and the number and value of unexercised options held by them at the fiscal year-end.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

                                                                                                     Potential Realizable Value
                          Number of          Percent of                                                At Assumed Annual Rates
                          Securities       Total Options/                                            of Stock Price Appreciation
                          Underlying        SARs Granted     Exercise or                                 for Option Term (2)
                         Options/SARs       to Employees     Base Price
        Name           Granted (#) (1)     in Fiscal Year     ($/Sh)(1)     Expiration Date
        ----           ---------------     --------------     ----------    ---------------
                                                                                                        5%($)          10%($)
                                                                                                        -----          ------
Joel H. Girsky            60,000(3)             30%            $ 3.25      December 7, 2004           $ 53,900        $119,000
Joseph F. Oliveri         30,000(4)             15              13.70      June 5, 2005                113,600         250,900
Charles B. Girsky         15,000(5)              7               2.50      September 14, 2004           10,400          22,900
Jeffrey D. Gash           15,000(5)              7               2.50      September 14, 2004           10,400          22,900
Gary Giordano             15,000(5)              7               2.50      September 14, 2004           10,400          22,900

(1) Adjusted to give effect to a 3-for-2 stock split which was effective on July 24, 2000.

(2) The potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (5 years) at the annual rate of five percent and ten percent. The assumed annual rates of appreciation are computed in accordance with the rules and regulations of the Securities and Exchange Commission. No assurance can be given that the annual rates of appreciation assumed for the purposes of the table will be achieved, and actual results may be lower or higher.


(3) The options in the table were granted on December 8, 1999 under our 1993 Non-Qualified Stock Option Plan and have exercise prices equal to the fair market value of our common stock on the date of grant. The options become exercisable one year from the date of grant.

(4) The options in the table were granted on June 6, 2000 under our 1993 Non-Qualified Stock Option Plan and have exercise prices equal to the fair market value of our common stock on the date of grant. The options become exercisable one year from the date of grant.

(5) The options in the table were granted on September 15, 1999 under our 1993 Non-Qualified Stock Option Plan and have exercise prices equal to the fair market value of our common stock on the date of grant. The options become exercisable one year from the date of grant.


               AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                                      Value of Unexercised
                                                                  Number of Unexercised            In-the-Money Option/SARs at
                       Shares Acquired         Value          Option/SARs at FY-End (#)(1)                FY-End ($)(2)
       Name          on Exercise (#)(1)     Realized($)         Exercisable   Unexercisable         Exercisable    Unexercisable
       ----          ------------------     -----------        ------------   --------------        ------------   -------------
Joel H. Girsky                -                  -             323,098            60,000             $3,949,800          $685,000
Joseph F. Oliveri             -                  -                -               30,000                      -            29,500
Charles B. Girsky             -                  -              97,500            15,000                996,600           182,500
Jeffrey D. Gash            15,000            $233,600           15,000            15,000                193,100           182,500
Gary Giordano              20,000             229,000             -               15,000                      -           182,500

(1) Adjusted to give effect to a 3-for-2 stock split which was effective on July 24, 2000.

(2) Based on the fair market value per share of our common stock at year end, minus the exercise or base price on "in-the-money" options. The closing sale price for our common stock as of June 30, 2000 on the Nasdaq National Market was $14.67.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the beneficial ownership of the shares of our common stock as of September 14, 2000 for:

     - each person we know to be the beneficial owner of five percent or more of the outstanding shares of common stock;

     -    each executive officer listed in the summary compensation table above;

     -    each of our directors; and

     -    all executive officers and directors as a group.



                               AGGREGATE NUMBER
                                  OF SHARES
  NAME AND ADDRESS OF           BENEFICIALLY               PERCENTAGE OF SHARES
  BENEFICIAL OWNER(1)               OWNED                  BENEFICIALLY OWNED(2)
 ---------------------         ---------------             ---------------------
Joel H. Girsky (3)                 1,020,140                  17.1%
Joseph F. Oliveri                         -                     -
Charles B. Girsky (4)                505,815                   8.8
Stephen A. Cohen (5)                  29,683                    *
Edward M. Frankel (6)                 31,299                    *
Joseph F. Hickey, Jr. (7)             32,149                    *
Jeffrey D. Gash (8)                   47,298                    *
Gary Giordano (9)                     22,500                    *
Dimensional Fund (10)                410,074                   7.3
Advisors
1299 Ocean Avenue
11th Floor
Santa Monica, CA
90401

All directors and                  1,688,884                  27.2
executive officers as a
group (eight persons) (11)


--------------

*    Less than one percent.

(1) Unless otherwise indicated, the address of each person listed is 145 Oser Avenue, Hauppauge, New York, 11788.

(2) Assumes a base of 5,633,959 shares of common stock outstanding, before any consideration is given to outstanding options.

(3) Includes 323,098 shares of common stock acquirable pursuant to options exercisable within 60 days granted under our 1993 Non-Qualified Stock Option Plan and 37,500 shares of common stock awarded under our Restricted Stock Plan.

(4) Includes (i) 343,261 shares of common stock owned by the Girsky Family Trust, (ii) 112,500 shares of common stock acquirable pursuant to options exercisable within 60 days granted under our 1993 Non-Qualified Stock Option Plan and (iii) 37,500 shares of common stock awarded under our Restricted Stock Plan.

(5) Includes 11,250 shares of common stock acquirable pursuant to non-qualified stock options exercisable within 60 days granted to Mr. Cohen by the Company and 11,250 shares of common stock acquirable pursuant to the exercise of options granted under our 1993 Non-Qualified Stock Option Plan.

(6) Includes (i) 8,799 shares of common stock acquirable pursuant to options exercisable within 60 days granted under our Outside Directors' Plan, (ii) 11,250 shares of common stock acquirable pursuant to non-qualified stock options exercisable within 60 days granted to Mr. Frankel by Jaco and (iii) 11,250 shares of common stock acquirable pursuant to options exercisable within 60 days granted under our 1993 Non-Qualified Stock Option Plan.

(7) Includes (i) 4,399 shares of common stock acquirable pursuant to options exercisable within 60 days granted under our Outside Directors' Plan, (ii) 15,000 shares of common stock acquirable pursuant to non-qualified stock options exercisable within 60 days granted to Mr. Hickey by Jaco and (iii) 11,250 shares of common stock acquirable pursuant to options exercisable within 60 days granted under our 1993 Non-Qualified Stock Option Plan.

(8) Includes 30,000 shares of common stock acquirable pursuant to options exercisable within 60 days granted under our 1993 Non-Qualified Stock Option Plan and 15,000 shares of common stock awarded under our Restricted Stock Plan.

(9) Includes 15,000 shares of common stock acquirable pursuant to options exercisable within 60 days granted under our 1993 Non-Qualified Stock Option Plan and 7,500 shares of common stock awarded under our Restricted Stock Plan.

(10) These securities are held in investment advisory accounts of Dimensional Fund Advisors, Inc. This information is based upon a Schedule 13G dated February 4, 2000, and information made available to Jaco.

(11) Includes 565,046 shares of common stock acquirable pursuant to options exercisable within 60 days and 97,500 shares of common stock awarded under our Restricted Stock Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During Fiscal 2000, we incurred approximately $612,000 of rental expenses in connection with our main headquarters and centralized inventory distribution facility, located in Hauppauge, New York, which was paid to Bemar Realty Company, the owner of such premises. Bemar is a partnership consisting of Messrs. Joel Girsky and Charles Girsky, both of whom are officers, directors and principal shareholders. The lease on the property, which is net of all expenses, including taxes, utilities, insurance, maintenance and repairs was renewed on January 1, 1996 and expires on December 31, 2003. We believe the current rental rate is at its fair market value.

     Joseph F. Oliveri, our Vice Chairman of the Board and an Executive Vice President, has been a director of EMC Corporation, a public company, since March 1993. Mr. Oliveri was also the President and Chief Executive Officer of Interface from March 1983 until June 2000, when we acquired Interface. Interface sells components to contract manufacturers which incorporate such components into products sold to EMC. Mr. Oliveri was a 40% stockholder of Interface, and therefore, upon the acquisition of Interface, Mr. Oliveri received his proportionate share of the $15.4 million purchase price paid by Jaco at the closing and is entitled to receive his proportionate share of up to approximately $6.6 million of deferred payments.

     Joseph E. Hickey, Jr., a Director, is also a managing director of Tucker Anthony Capital Markets. Tucker Anthony Capital Markets is an underwriter of our proposed public offering of common stock.

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

    (2)     Financial Statement Schedule included in Part IV of this Report:
            Report of Independent Certified Public Accountant on Schedule                     F-30
            Schedule II - Valuation and Qualifying Accounts                                   F-31

EXHIBIT NO.    EXHIBIT


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

10.2 Amendment No. 1 to Lease between the Company and Bemar Realty Company (as assignee of Hi-Tech Realty Company), incorporated by reference to the Company's Registration Statement on Form S-1, Commission File No. 2-91547, filed June 9, 1984, Exhibit 10.2.2. Lease between the Company and Bemar Realty Company, dated January 1, 1996, incorporated by reference to the Company's 1996 10-K, Exhibit 10.2.2.

10.6 1993 Non-Qualified Stock Option Plan, incorporated by reference to the Company's 1993 10-K, Exhibit 10.6.

10.6.1 1993 Non-Qualified Stock Option Plan, as amended (filed as Exhibit A to the Company's Definitive Proxy Statement, dated November 3, 1997 for the Annual Meeting of Shareholders held on December 9, 1997.

10.6.2 1993 Non-Qualified Stock Option Plan, as amended (filed as Exhibit A to the Company's Definitive Proxy Statement, dated November 2, 1998 for the Annual Meeting of Shareholders held on December 7, 1998.

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

10.12.2 Form of Stock Purchase Agreement under the Restricted Stock Plan, incorporated by reference to the Company's Registration Statement on Form S-8/S-3, Commission File No. 333-49877, filed April 10, 1998 Exhibit 4.3.

10.12.3 Form of Stock Option Agreement, incorporated by reference to the Company's Registration Statement on Form S-8/S-3, Commission File No. 333-49877, filed April 10, 1998 Exhibit 4.4.

10.12.4 Restricted Stock Plan (filed as Exhibit B to the Company's Definitive Proxy Statement, dated November 2, 1998 for the Annual Meeting of Shareholders held on December 7, 1998).

10.13 Employment agreement between Joel Girsky and the Company, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 10.13.

10.13.1 Amendment No. 1 to Employment Agreement between Joel Girsky and the Company.

10.14 Employment agreement between Charles Girsky and the Company, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 10.14.

10.15 Employment agreement between Jeffrey D. Gash and the Company, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 10.15.

10.16 Employment Agreement, dated June 6, 2000, between the Company and Joseph Oliveri, incorporated by reference to the Company's Current Report on Form 8-K, filed June 12, 2000, Exhibit 10.16.

10.17 Stock Purchase Agreement by and among Jaco Electronics, Inc. and all of the Stockholders of Interface Electronics Corporation as of May 4, 2000, incorporated by reference to the Company's Current Report on Form 8-K, filed May 15, 2000, Exhibit 2.1.

10.17.1 Amendment No. 1 to the Stock Purchase Agreement by and among Jaco Electronics, Inc. and all of the Stockholders of Interface Electronics Corp. as of May 4, 2000, dated June 6, 2000, incorporated by reference to the Company's Current Report on Form 8-K, filed June 12, 2000, Exhibit 2.2.

10.18          Agreement between the Company and Gary Giordano.

21.1           Subsidiaries of the Company.

23.1           Consent of Grant Thornton LLP.

27             Financial Data Schedule.

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

99.5 Amendment Nos. 1 through 4 to Loan and Security Agreement between the Company and BNYCC, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.
               Exhibit 99.5.

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

99.8.2 Amendment to the Second Restated and Amended Loan and Security Agreement, dated as of August 1, 1997, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, Exhibit 99.8.2

99.8.3 Amendment to Second Restated and Amended Loan and Security Agreement dated July 1, 1998, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 99.8.3.

99.8.4 Amendment to Second Restated and Amended Loan and Security Agreement dated September 21, 1998 incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 99.8.4.

99.8.5 Amendment to Second Restated and Amended Loan and Security Agreement dated October 26, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Exhibit 99.8.5.

99.8.6 Amendment to Second Restated and Amended Loan and Security Agreement dated December 31, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, Exhibit 99.8.6.

99.8.7 Amendment to Second Restated and Amended Loan and Security Agreement dated June 6, 2000.

(b)  Reports on Form 8-K

     During the fourth quarter of Fiscal 2000, we filed a Current Report on Form 8-K, dated May 15, 2000, in which it was reported, pursuant to Item 5 of Form 8-K, that we executed a Stock Purchase Agreement with all of the stockholders of Interface Electronics Corporation, to acquire Interface.

     During the fourth quarter of Fiscal 2000, we filed a Current Report on Form 8-K, dated June 12, 2000, in which it was reported, pursuant to Item 2 of Form 8-K, that we acquired all of the capital stock of Interface. On August 18, 2000, a Current Report on Form 8-K, Amendment No. 1, was filed to include certain financial statements pursuant to Item 7 of Form 8-K.

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

         Consolidated Balance Sheets                                                                            F-3

         Consolidated Statements of Operations                                                                  F-5

         Consolidated Statement of Changes in Shareholders' Equity                                              F-6

         Consolidated Statements of Cash Flows                                                                  F-7

         Notes to Consolidated Financial Statements                                                          F-8 - F-29

         Report of Independent Certified Public Accountants
               on Schedule                                                                                      F-30

         Schedule II - Valuation and Qualifying Accounts                                                        F-31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
      JACO ELECTRONICS, INC.


We have audited the accompanying consolidated balance sheets of Jaco Electronics, Inc. and Subsidiaries (the "Company") as of June 30, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jaco Electronics, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP

Melville, New York
August 15, 2000

                     Jaco Electronics, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,



                                ASSETS                                          2000               1999
                                                                            ------------       ------------
CURRENT ASSETS
      Cash                                                                  $    617,603       $    922,247
      Marketable securities                                                      880,954            881,622
      Accounts receivable, less allowance for doubtful
           accounts of $1,111,000 in 2000 and $440,000
           in 1999                                                            42,179,468         23,408,900
      Inventories                                                             53,415,793         33,224,719
      Prepaid expenses and other                                                 887,804            660,782
      Prepaid and refundable income taxes                                                           990,855
      Deferred income taxes                                                    1,975,000            336,000
                                                                            ------------       ------------

               Total current assets                                           99,956,622         60,425,125




PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                                   6,926,734          6,983,761


DEFERRED INCOME TAXES                                                                               390,000


GOODWILL, less accumulated amortization of $1,141,000
      in 2000 and $895,000 in 1999                                            16,600,432          3,588,449




OTHER ASSETS                                                                   2,845,305          1,543,328
                                                                            ------------       ------------

                                                                            $126,329,093       $ 72,930,663
                                                                            ============       ============


The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                                    June 30,



                                    LIABILITIES AND
                                  SHAREHOLDERS' EQUITY                               2000                  1999
                                                                                 -------------        -------------
CURRENT LIABILITIES
     Accounts payable                                                            $  35,346,299        $  15,923,157
     Current maturities of long-term debt and
          capitalized lease obligations                                                807,444              791,814
     Accrued compensation                                                            2,191,693              891,987
     Accrued expenses                                                                1,652,019              820,175
     Income taxes payable                                                            1,575,319
                                                                                 -------------        -------------

              Total current liabilities                                             41,572,774           18,427,133


LONG-TERM DEBT AND CAPITALIZED LEASE
     OBLIGATIONS                                                                    40,940,877           18,885,664


DEFERRED INCOME TAXES                                                                  225,000


DEFERRED COMPENSATION                                                                  800,000              750,000


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
     Preferred stock - authorized, 100,000 shares, $10
          par value; none issued
     Common stock - authorized, 10,000,000 shares, $.10 par value; issued,
          6,252,259 and 4,065,721 shares, respectively, and 5,633,959 and
          3,653,521 shares
          outstanding, respectively                                                    625,226              406,572
     Additional paid-in capital, net                                                23,906,301           22,531,295
     Retained earnings                                                              20,296,761           13,920,807
     Accumulated other comprehensive income                                            166,669              213,707
     Treasury stock - 618,300 and 412,200 shares, respectively,
         at cost                                                                    (2,204,515)          (2,204,515)
                                                                                 -------------        -------------

                                                                                    42,790,442           34,867,866
                                                                                 -------------        -------------

                                                                                 $ 126,329,093        $  72,930,663
                                                                                 =============        =============

The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,



                                                         2000                 1999                 1998
                                                     -------------       -------------        -------------
Net sales                                            $ 209,325,180       $ 140,710,825        $ 153,674,226
Cost of goods sold                                     162,443,001         113,334,627          121,796,083
                                                     -------------       -------------        -------------

           Gross profit                                 46,882,179          27,376,198           31,878,143

 Selling, general and administrative expenses           34,522,667          27,642,724           28,706,520
                                                     -------------       -------------        -------------

           Operating profit (loss)                      12,359,512            (266,526)           3,171,623

Interest expense                                         1,558,558           1,308,624            1,140,362
                                                     -------------       -------------        -------------

           Earnings (Loss) before income taxes          10,800,954          (1,575,150)           2,031,261

Income tax provision (benefit)                           4,425,000            (418,000)             847,000
                                                     -------------       -------------        -------------

           NET EARNINGS (LOSS)                       $   6,375,954       $  (1,157,150)       $   1,184,261
                                                     =============       =============        =============


Net earnings (loss) per common share:
      Basic                                                 $ 1.16             $ (0.21)              $ 0.21
                                                             =====              ======                =====
      Diluted                                               $ 1.11             $ (0.21)              $ 0.20
                                                             =====              ======                =====


Weighted-average common shares and common
      equivalent shares outstanding:
         Basic                                           5,497,866           5,547,405            5,755,050
                                                     =============       =============        =============
         Diluted                                         5,766,086           5,547,405            5,882,277
                                                     =============       =============        =============




The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                    Years ended June 30, 2000, 1999 and 1998


                                                                                      Additional
                                                                                        paid-in          Retained
                                                      Shares            Amount          capital          earnings
                                                   ------------       ----------     ------------       -----------
Balance at July 1, 1997                               3,975,721         $397,572      $22,180,295       $13,893,696


Net earnings                                                                                              1,184,261
Unrealized gain on marketable
    securities - net


Comprehensive income


Issuance of restricted stock                             90,000            9,000          621,000
Deferred compensation expense
Purchase of treasury stock
                                                      ---------          -------       ----------        ----------

Balance at June 30, 1998                              4,065,721          406,572       22,801,295        15,077,957


Net loss                                                                                                 (1,157,150)
Unrealized gain on marketable
    securities - net


Comprehensive loss


Deferred compensation expense
Purchase of treasury stock
                                                      ---------          -------       ----------        ----------

Balance at June 30, 1999                              4,065,721          406,572       22,801,295        13,920,807


Net earnings                                                                                              6,375,954
Unrealized loss on marketable
    securities - net


Comprehensive income


Exercise of stock options                               102,482           10,248          860,760
Stock options income tax benefits                                                         431,840
Restricted stock plan income tax benefits                                                 155,812
Effect of 3-for-2 stock split                         2,084,056          208,406         (208,406)
Deferred compensation expense
                                                      ---------          -------       ----------        ----------

BALANCE AT JUNE 30, 2000                              6,252,259         $625,226      $24,041,301       $20,296,761
                                                      =========          =======       ==========        ==========

                                                         Accumulated
                                                            other                                Deferred            Total
                                                        comprehensive          Treasury           compen-        shareholders'
                                                            income               stock            sation            equity
                                                        -------------        -------------      ----------       -------------
Balance at July 1, 1997                                     $120,200          $  (700,000)                         $35,891,763
                                                                                                                    ----------

Net earnings                                                                                                         1,184,261
Unrealized gain on marketable
    securities - net                                          44,185                                                    44,185
                                                                                                                    ----------

Comprehensive income                                                                                                 1,228,446
                                                                                                                    ----------

Issuance of restricted stock                                                                     $(540,000)             90,000
Deferred compensation expense                                                                      135,000             135,000
Purchase of treasury stock                                                       (719,962)                            (719,962)
                                                             -------           ----------         --------          ----------

Balance at June 30, 1998                                     164,385           (1,419,962)        (405,000)         36,625,247
                                                                                                                    ----------

Net loss                                                                                                            (1,157,150)
Unrealized gain on marketable
    securities - net                                          49,322                                                    49,322
                                                                                                                    ----------

Comprehensive loss                                                                                                  (1,107,828)
                                                                                                                    ----------

Deferred compensation expense                                                                      135,000             135,000
Purchase of treasury stock                                                       (784,553)                            (784,553)
                                                             -------           ----------         --------          ----------

Balance at June 30, 1999                                     213,707           (2,204,515)        (270,000)         34,867,866
                                                                                                                    ----------

Net earnings                                                                                                         6,375,954
Unrealized loss on marketable
    securities - net                                         (47,038)                                                  (47,038)
                                                                                                                    ----------

Comprehensive income                                                                                                 6,328,916
                                                                                                                    ----------

Exercise of stock options                                                                                              871,008
Stock options income tax benefits                                                                                      431,840
Restricted stock plan income tax benefits                                                                              155,812
Effect of 3-for-2 stock split
Deferred compensation expense                                                                      135,000             135,000
                                                             -------           ----------         --------          ----------

BALANCE AT JUNE 30, 2000                                    $166,669          $(2,204,515)       $(135,000)        $42,790,442
                                                             =======           ==========         ========          ==========


The accompanying notes are an integral part of this statement.

                     Jaco Electronics, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,



                                                                               2000                  1999                 1998
                                                                           -------------        -------------        -------------
Cash flows from operating activities
    Net earnings (loss)                                                    $   6,375,954        $  (1,157,150)       $   1,184,261
    Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities
           Depreciation and amortization                                       1,868,420            1,587,766            1,356,457
           Deferred compensation                                                 185,000              185,000              185,000
           Deferred income tax (benefit) expense                                (996,963)             351,000               33,000
           (Gain) loss on sale of equipment                                                              (918)               2,717
           Provision for doubtful accounts                                       597,694              981,622              475,816
           Changes in operating assets and liabilities, net of
               effects of acquisitions
                  Increase in accounts receivable                            (14,659,938)          (2,502,904)            (355,660)
                  (Increase) decrease in inventories                         (15,356,153)           2,512,569           (2,426,087)
                  (Increase) decrease in prepaid expenses and other              (57,057)             542,416              156,419
                  Increase (decrease) in accounts payable                     10,630,824             (710,232)             800,191
                  Increase (decrease) in accrued compensation                  1,299,706              (61,188)              65,244
                  Increase in accrued expenses                                   540,639               12,488              226,689
                  Increase (decrease) in income taxes payable                  2,566,174             (380,723)             (81,889)
                                                                           -------------        -------------        -------------

           Net cash (used in) provided by operating activities                (7,005,700)           1,359,746            1,622,158
                                                                           -------------        -------------        -------------

Cash flows from investing activities
    Purchase of marketable securities                                            (73,407)             (39,139)             (68,049)
    Capital expenditures                                                        (892,149)          (1,603,361)          (1,068,775)
    Proceeds from the sale of equipment                                          128,892                9,689              120,515
    Business acquisitions, net of cash acquired                              (14,877,230)
    Decrease (increase) in other assets                                        2,342,542               (7,834)            (258,905)
                                                                           -------------        -------------        -------------

           Net cash used in investing activities                             (13,371,352)          (1,640,645)          (1,275,214)
                                                                           -------------        -------------        -------------

Cash flows from financing activities
    Borrowings from line of credit                                            95,831,956           53,507,313          152,258,926
    Borrowings under term loan for equipment                                                          575,000
    Payments of line of credit                                               (76,391,130)         (51,851,995)        (151,076,073)
    Principal payments under equipment financing                                (612,792)            (590,889)            (586,345)
    Payments under term loan                                                    (214,286)            (214,286)            (214,286)
    Purchase of treasury stock                                                                       (784,553)            (719,962)
    Proceeds from issuance of restricted stock                                                                              90,000
    Proceeds from exercise of stock options                                      871,008
    Stock options income tax benefits                                            431,840
    Restricted stock plan income tax benefits                                    155,812
                                                                           -------------        -------------        -------------

           Net cash provided by (used in) financing activities                20,072,408              640,590             (247,740)
                                                                           -------------        -------------        -------------

           NET (DECREASE) INCREASE IN CASH                                      (304,644)             359,691               99,204

Cash at beginning of year                                                        922,247              562,556              463,352
                                                                           -------------        -------------        -------------

Cash at end of year                                                        $     617,603        $     922,247        $     562,556
                                                                           =============        =============        =============

Supplemental disclosures of cash flow information:
Cash paid during the year for
    Interest                                                               $   1,559,000        $   1,310,000        $   1,301,000
    Income taxes                                                               2,267,000               22,000              929,000
Supplemental schedule of noncash financing and investing activities:
        Equipment under capital leases                                     $     126,229        $     552,544        $   1,165,781




The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000, 1999 and 1998



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Jaco Electronics, Inc. and Subsidiaries (the "Company") is primarily engaged in the distribution of semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and monitors and power supplies, which are used in the manufacture and assembly of electronic products. In addition, the Company provides contract manufacturing services.

       Electronics parts distribution sales include exports made principally to customers located in Western Europe, Canada, Mexico, and the Far East. For the years ended June 30, 2000, 1999 and 1998, export sales amounted to approximately $8,170,000, $4,810,000 and $4,537,000, respectively.

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

       3.     Investments in Marketable Securities

              Investments in marketable securities consist of investments in mutual funds. Such investments have been classified as "available-for-sale securities" and are reported at fair market value, which is inclusive of unrealized gains of $261,379 and $335,455 in 2000 and 1999, respectively. Changes in the fair value of available-for-sale securities are included in accumulated other comprehensive income, net of the related deferred tax effects.

       4.     Inventories

              Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



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

       6.     Goodwill And Other Intangible Assets

              Goodwill and other intangible assets represent the excess of the aggregate price paid by the Company over the fair market value of the tangible assets acquired in business acquisitions accounted for as a purchase. Goodwill and other identifiable intangible assets are amortized on a straight-line basis from five to forty years.

              The Company reviews for the impairment of long-lived assets and certain identifiable intangibles (including goodwill, property and equipment) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified such impairment losses.

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

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


       8.     Earnings (Loss) Per Common Share

              Earnings per share have been restated for all periods presented to give effect to a 3-for-2 stock split announced on June 26, 2000.

              Basic earnings per share are determined by dividing the Company's net earnings by the weighted average shares outstanding. Diluted earnings per share include the dilutive effects of outstanding stock options.

       9.     Financial Instruments and Business Concentrations

              Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company's customer base, their dispersion across geographic areas and industries, along with the Company's policy of maintaining credit insurance. The Company routinely addresses the financial strength of its customers and, historically, its accounts receivable credit risk exposure is limited. However, during the fourth quarter of fiscal 1999 the Company recorded approximately $630,000 of additional bad debt expense, relating to the bankruptcy of a customer.

              Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. The Company's principal financial instrument consists of a revolving credit facility, expiring on September 13, 2001, with two participating banks. The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rate approximates the current prevailing interest rate.

              The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements. During the year ended June 30, 2000, purchases from three suppliers accounted for 18%, 15% and 10%, respectively, of net sales. As is common in the electronics distribution industry, from time to time the Company has experienced terminations of relationships with suppliers. There can be no assurance that, in the event a supplier cancelled its distributor agreement with the Company, the Company will be able to replace the sales with sales of other products.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



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

       11.    Comprehensive Income

              In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 established rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's earnings or shareholders' equity. SFAS No. 130 requires unrealized holding gains or losses on debt and equity securities available for sale, which prior to adoption were only reported separately in shareholders' equity to be included in comprehensive income and accumulated other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

       12.    Segment Reporting

              In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that the Company disclose certain information about its operating segments defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

       13.    Advertising

              Advertising costs are expensed as incurred and totaled $109,308, $250,198 and $257,281 for the years ended June 30, 2000, 1999 and
              1998 respectively.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



NOTE B - INVENTORY

        Inventories consist of the following:

                                                                   June 30,
                                                         -----------------------------
                                                            2000               1999
                                                         -----------       -----------
          Finished goods and goods held for resale       $48,609,676       $29,048,654
          Work-in-process                                    885,688           686,180
          Raw materials                                    3,920,429         3,489,885
                                                         -----------       -----------

                                                         $53,415,793       $33,224,719
                                                         ===========       ===========

NOTE C - PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of:

                                                                       Useful                              June 30,
                                                                        life                  ------------------------------
                                                                      in years                    2000                1999
                                                                     ------------             -----------        -----------
           Land, building and improvements                             10 to 30               $ 1,482,419        $ 1,468,708
           Machinery and equipment                                      3 to 7                  8,928,252          7,488,477
           Internally developed software costs                              7                   1,831,851          1,769,857
           Transportation equipment                                     3 to 5                     88,105             64,109
           Leasehold improvements                                       5 to 10                   601,218            601,218
                                                                                              -----------        -----------

                                                                                               12,931,845         11,392,369

           Less accumulated depreciation and amortization
                 (including $950,604 in 2000 and $635,195
                 in 1999, of capitalized lease amortization)                                    6,005,111          4,408,608
                                                                                              -----------        -----------

                                                                                              $ 6,926,734        $ 6,983,761
                                                                                              ===========        ===========


Included in machinery and equipment are assets recorded under capitalized leases at June 30, 2000 and 1999 for $2,468,686 and $2,342,457, respectively.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



NOTE D - INCOME TAXES

       The components of the Company's provision for income taxes are as follows:

                                                  June 30,
                             -------------------------------------------------
                                2000                1999               1998
                             -----------        -----------        -----------
         Federal
              Current        $ 3,448,000        $  (887,000)       $   663,000
              Deferred           (67,000)           351,000             33,000
                             -----------        -----------        -----------

                               3,381,000           (536,000)           696,000

         State                 1,044,000            118,000            151,000
                             -----------        -----------        -----------

                             $ 4,425,000        $  (418,000)       $   847,000
                             ===========        ===========        ===========

       The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                                                            JUNE 30,
                                                                         ----------------------------------------------
                                                                          2000               1999                 1998
                                                                         -----              ------               ------
         Statutory Federal tax rate                                       34.0%              (34.0)%               34.0%
         State income taxes, net of Federal tax benefit                    5.5                 5.0                  5.0
         Sales expense for which no tax
              benefit arises                                                .9                 2.4                  2.4
         Other                                                              .6                  .1                   .3
                                                                         -----              ------               ------

         Effective tax rate                                               41.0%              (26.5)%               41.7%
                                                                         =====              ======               ======

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



NOTE D - INCOME TAXES (CONTINUED)

       Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes are summarized as follows:

                                                         2000               1999
                                                     -----------        -----------
Deferred tax assets
       Net operating loss carryforwards              $   430,000        $   389,000
       Allowance for bad debts                           384,000            161,000
       Inventory valuation                             1,421,000            869,000
       Deferred compensation                             292,000            274,000
       Other deferred tax assets                         352,000            243,000
                                                     -----------        -----------

                                                       2,879,000          1,936,000

Deferred tax liabilities
      Depreciation                                      (618,000)          (683,000)
      Unrealized gain on marketable securities
           available for sale                            (99,000)          (122,000)
      Other                                              (87,000)           (80,000)
                                                     -----------        -----------

                                                       2,075,000          1,051,000

Valuation allowance                                     (325,000)          (325,000)
                                                     -----------        -----------

Net deferred tax asset                               $ 1,750,000        $   726,000
                                                     ===========        ===========

       At June 30, 2000, the Company, through an acquisition, has available a Federal net operating loss carryforward of approximately $1,179,000. Such net operating loss is subject to certain limitations and expires in varying amounts during the fiscal years 2007 through 2010. Further, the Company has established a valuation allowance with respect to the net deferred tax assets attributable to this acquired subsidiary.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



NOTE E - EARNINGS PER COMMON SHARE

                                                                         For the year ended June 30,
                                         ----------------------------------------------------------------------------------------
                                                           2000                                           1999
                                         -----------------------------------------    -------------------------------------------
                                            INCOME          SHARES         PER          INCOME            SHARES          PER
                                            (NUMER-        (DENOMI-       SHARE         (NUMER-          (DENOMI-        SHARE
                                             ATOR)          NATOR)        AMOUNT         ATOR)            NATOR)        AMOUNT
                                         -----------      ----------     --------     ------------    --------------   ----------
        Basic earnings per share;
            income available to
            common shareholders           $6,375,954      5,497,866        $1.16       $(1,157,150)       5,547,405      $(0.21)

        Effect of dilutive securities
            Stock options                                   268,220
                                           ---------      ---------                     ----------        ---------
        Diluted earnings per
            share; income available
            to common shareholders
            plus assumed
            conversions                   $6,375,954      5,766,086        $1.11       $(1,157,150)       5,547,405      $(0.21)
                                           =========      =========                     ==========        =========


                                                    For the year ended June 30,
                                               ------------------------------------
                                                                1998
                                               ------------------------------------
                                                 INCOME         SHARES        PER
                                                 (NUMER-       (DENOMI-      SHARE
                                                  ATOR)         NATOR)      AMOUNT
                                               ------------   ----------   --------
        Basic earnings per share;
            income available to
            common shareholders                $1,184,261     5,755,050      $0.21

        Effect of dilutive securities
            Stock options                                       127,227
                                                ---------     ---------
        Diluted earnings per
            share; income available
            to common shareholders
            plus assumed
            conversions                        $1,184,261     5,882,277      $0.20
                                                =========     =========




       Excluded from the calculation of earnings per share are options and warrants to purchase 45,000, 832,943 and 431,447 shares in fiscal 2000, 1999 and 1998, respectively, as their inclusion would have been antidilutive.

                    Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS

      Debt and capitalized lease obligations are as follows:

                                                                                       June 30,
                                                                      -------------------------------------------
                                                                            2000                       1999
                                                                      ----------------            ---------------
     Term loan and revolving line of credit (a)                            $39,895,981                $17,338,575
     Other term loans (b)                                                      469,535                    621,797
     Equipment note                                                                                         5,251
     Capitalized lease obligations (c)                                       1,533,389                  1,966,520
                                                                            ----------                 ----------

                                                                            41,898,905                 19,932,143

     Less amounts representing interest on capitalized
         lease obligations                                                     150,584                    254,665
                                                                            ----------                 ----------

                                                                            41,748,321                 19,677,478

     Less current maturities                                                   807,444                    791,814
                                                                            ----------                 ----------

                                                                           $40,940,877                $18,885,664
                                                                            ==========                 ==========


       (a)   Term Loan and Revolving Line of Credit Facility

             The Company's agreement with its banks, as amended, provides the Company with a $50,000,000 term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories of the Company as defined in the agreement. The agreement was amended to (i) increase the amount available under the revolving line of credit (ii) extend the maturity date to September 13, 2001, (iii) change the interest rate to a rate based on the average 30-day LIBOR plus 1-3/4% through the quarter ending September 30, 2000 and at that point the rate converts to 30-day LIBOR plus 1% to 2-1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and (iv) change the requirements of certain financial covenants. The applicable interest rate may be adjusted quarterly and borrowings under this facility are collateralized by substantially all of the assets of the Company. The outstanding balance on the revolving line of credit facility was $39,735,267 at June 30, 2000, with an associated interest rate of 8.40%. Pursuant to the same agreement, at June 30, 2000, a term loan with a remaining balance of $160,714 requires monthly principal payments of $17,857, together with interest through March 1, 2001. The agreement contains provisions for maintenance of certain financial ratios, all of which the Company is in compliance with, and prohibits the payment of cash dividends.

                    Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

      (b)    Other Term Loans

             Other term loans as of June 30, 2000 are as follows:

                                                                                           Monthly
Date of loan                              Balance                   Term                   payment
------------                           ------------            -------------              ----------
March 16, 1995                              $54,544               84 months                  $2,730
January 14, 1999                            414,991               60 months                   9,829
                                            -------

                                           $469,535
                                            =======

             The above loans are collateralized by the related equipment acquired, having a carrying value of approximately $586,000 at June 30, 2000 and $770,000 at June 30, 1999. The agreements contain, among other things, restrictive covenants on one of the Company's subsidiaries, which place limitations on: (i) consolidations, mergers and acquisitions, (ii) additional indebtedness, encumbrances and guarantees, (iii) loans to shareholders, officers or directors, (iv) dividends and stock redemptions, and (v) transactions with affiliates, all as defined in the agreements. The loans bear interest payable monthly, at 5.5% and 1% per annum, respectively.

      (c)    Capitalized Lease Obligations

             The Company leases certain equipment under agreements accounted for as capital leases. During fiscal 2000, the Company acquired approximately $126,000 of equipment through a capital lease. The obligations for the equipment require the Company to make monthly payments through September 2003, with implicit interest rates from 7.0% to 8.5%.

                    Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

      The following is a summary of the aggregate annual maturities of debt and capitalized lease obligations as of June 30, 2000:

                                                                   Capitalized
                                           Debt                       leases
                                         --------                 -------------
Year ending June 30,
      2001                                $305,560                    $589,115
      2002                              39,874,753                     548,753
      2003                                 116,628                     357,026
      2004                                  68,575                      38,495
                                        ----------                   ---------

                                       $40,365,516                  $1,533,389
                                        ==========                   =========


NOTE G - COMMITMENTS AND CONTINGENCIES

      1.   Leases

           The Company leases certain office and warehouse facilities under noncancellable operating leases. The leases also provide for the payment of real estate taxes and other operating expenses of the buildings. The minimum annual lease payments under such leases are as follows:

Year ending June 30,
    2001                                                                $1,724,456
    2002                                                                 1,664,052
    2003                                                                 1,518,177
    2004                                                                   931,634
    2005                                                                   479,968
    2006                                                                    14,331
                                                                         ---------

                                                                        $6,332,618
                                                                         =========

                    Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



NOTE G - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           In addition, the Company leases office and warehouse facilities from a partnership owned by two officers and directors of the Company. The lease expires in December 2003 and requires minimum annual lease payments as follows:

Year ending June 30,
    2001                                                                  $627,900
    2002                                                                   659,327
    2003                                                                   692,293
    2004                                                                   354,589
                                                                         ---------

                                                                        $2,334,109
                                                                         =========

           The Company's rent expense was approximately $602,000 for each of the years ended June 30, 2000, 1999 and 1998, respectively, in connection with the above lease.

           Rent expense on office and warehouse facilities leases for the years ended June 30, 2000, 1999 and 1998 was approximately $1,235,000, $1,131,000 and $1,033,000, respectively, net of sublease income of approximately $127,000, $110,000 and $115,000, respectively.

      2.   Other Leases

           The Company also leases various office equipment and automobiles under noncancellable operating leases expiring through June 2005. The minimum rental commitments required under these leases at June 30, 2000 are as follows:

Year ending June 30,
    2001                                                                  $329,486
    2002                                                                   310,681
    2003                                                                   123,905
    2004                                                                    19,628
    2005                                                                     2,750
                                                                           -------

                                                                          $786,450
                                                                           =======

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



NOTE G - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      3.   Employment Agreements

           The Company has entered into employment agreements with three executive officers which provide for annual base salary aggregating $675,000 through June 30, 2003 and contain provisions for severance payments in the event of change of control as defined in the agreements. The Company's agreements with its Chairman and Executive Vice President provides for cash bonuses equal to 4% and 2%, respectively, of the Company's earnings before income taxes for each fiscal year in which such earnings are in excess of $1,000,000 or 6% and 3%, respectively, of the Company's earnings before income taxes if such earnings are in excess of $2,500,000 up to a maximum annual cash bonus of $720,000 and $360,000, respectively. In addition, the Company's agreement with its Chairman provides for a deferred compensation which accrues at a rate of $50,000 per year and becomes payable in a lump sum at the later of (i) the Chairman's attainment of age 60 (which has occurred), or (ii) his cessation of employment, with or without cause, at any time.

           On June 6, 2000, the Company entered into an employment agreement with an Executive Vice President which provides for an annual base of $300,000 through May 30, 2003. The employment agreement also provides for an annual cash bonus equal to 2% of certain gross profit dollars, as defined.

      4.   Other Matters

           The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.


NOTE H - RETIREMENT PLAN

      The Company maintains a 401(k) Plan that is available to all employees, to which the Company contributes up to a maximum of 1% of each employee's salary. For the years ended June 30, 2000, 1999 and 1998, the Company contributed to this plan approximately $116,000, $96,000 and $132,000, respectively.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



NOTE I - SHAREHOLDERS' EQUITY

      On June 26, 2000, the Company announced a 3-for-2 stock split which was in the form of a 50% common stock dividend payable on July 24, 2000 to shareholders of record on July 10, 2000. All references to the number of weighted average common shares outstanding and earnings per share have been restated to reflect the 3-for-2 stock split.

      In connection with the Company's 1995 public offering, the Company also issued stock warrants, to the representative underwriters, to purchase up to 105,000 shares of common stock at an exercise price per share equal to 180% of the, $8.50 per share, public offering price, which expired on October 20, 1999.

      In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the "1993 Non-Qualified Stock Option Plan," hereinafter referred to as the "1993 Plan." The Board of Directors or Plan Committee is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. In December 1997, the shareholders of the Company approved an increase in the amount of shares reserved for the 1993 plan to 900,000 from 440,000, of which 739,723 are outstanding at June 30, 2000.

      In October 1993, the Board of Directors approved the adoption of a stock option plan for outside directors, known as the "1993 Stock Option Plan for Outside Directors," hereinafter referred to as the "Outside Directors Plan." Each outside director who was serving as of December 31, 1993 was granted a nonqualified stock option to purchase 22,000 shares of the Company's common stock at the fair market value on the date of grant. Each outside director who was serving on December 31 of each calendar year subsequent to 1993 was granted options to purchase 4,399 shares of the Company's common stock annually. The Outside Directors Plan expired on January 1, 1998, with a total of 13,197 options outstanding at June 30, 2000. Granted options shall expire upon the earlier of five years after the date of grant or one year following the date on which the outside director ceases to serve in such capacity.

      In June 1997, the Company appointed an additional outside director to the Board of Directors who received 15,000 options to purchase the Company's common stock at the fair market value on the date of grant. In September 1998, two outside directors were each granted 11,250 options to purchase the Company's common stock at the fair market value on the date of grant. These 37,500 options were not granted pursuant to any of the Company's existing stock option plans.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



NOTE I - SHAREHOLDERS' EQUITY (CONTINUED)

      Outstanding options granted to employees, directors and officers for the last three fiscal years are summarized as follows:

                                                                                       Weighted -
                                                      Nonqualified                       average
                                                      stock options                     exercise
                                           ----------------------------------             price
                                              Price range            Shares            ----------
                                           ---------------         ----------
Outstanding at July 1, 1997                  $3.18 - $8.50           525,398              $4.96

Granted                                              $4.17            13,197               4.17
Expired                                              $8.50            (3,750)              8.50
                                                                      ------

Outstanding at June 30, 1998                 $3.18 - $8.50           534,845               4.91
                                                                     -------

Granted                                      $1.79 - $2.75           397,500               2.23
Expired                                      $3.18 - $8.50          (204,402)              3.19
                                                                    --------

Outstanding at June 30, 1999                 $1.79 - $8.50           727,943               3.79
                                                                     -------

Granted                                      $2.50 - $13.71          258,000               4.70
Exercised                                    $1.79 - $8.50          (153,723)              5.67
Expired                                      $2.50 - $4.67           (41,800)              3.44
                                                                     --------

OUTSTANDING AT JUNE 30, 2000                 $1.79 - $13.71          790,420               3.74
                                                                     =======

AMOUNTS EXERCISABLE AT
    JUNE 30, 2000                            $1.79 - $8.50           554,170               3.25
                                                                     =======


The following table summarizes information concerning currently outstanding and exercisable nonqualified stock options:

                                                   Options outstanding                            Options exercisable
                                     ----------------------------------------------    --------------------------------------------

                                                         Weighted-                                       Weighted-
                                                          average        Weighted-                        average         Weighted-
                                                         remaining        average                        remaining         average
                                       Number           contractual       exercise        Number        contractual        exercise
Range of exercise prices             outstanding       life(months)        price       exercisable      life(months)        price
------------------------             -----------       ------------        -----       -----------      ------------        -----
    $1.79 -   $5.00                    682,521              42             $ 2.77        491,271             38              $2.76

    $5.01 -   $9.00                     62,899               9             $ 7.14         62,899              9              $7.14

    $9.01 - $13.71                      45,000              59             $13.71              -              -                  -

                    Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



NOTE I - SHAREHOLDERS' EQUITY (CONTINUED)

      The weighted-average option fair value on the grant date was $4.97, $.92 and $1.25 for options issued during the years ended June 30, 2000, 1999 and 1998, respectively.

      The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation"; it applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan and does not recognize compensation expense for such Plan. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's reported net earnings and earnings per share would be reduced to the pro forma amount indicated below for the years ended June 30:

                                                           2000                   1999                      1998
                                                     ----------------       ---------------           --------------
Net earnings (loss)
    As reported                                          $6,375,954             $(1,157,150)              $1,184,261
    Pro forma                                             6,098,272              (1,523,550)               1,167,761
Net earnings (loss) per common share  - basic
    As reported                                               $1.16                  $(0.21)                   $0.21
    Pro forma                                                  1.11                   (0.27)                    0.20
Net earnings (loss) per common share - diluted
    As reported                                               $1.11                  $(0.21)                   $0.20
    Pro forma                                                  1.06                   (0.27)                    0.20

      These pro forma amounts may not be representative of future disclosures because they do not take into account pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30, 2000, 1999 and 1998, respectively; expected volatility of 109%, 55% and 35%; risk-free interest rates of 6.25%, 5.08% and 5.42%; and expected term of 3 years for all years.

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

                          June 30, 2000, 1999 and 1998



NOTE I - SHAREHOLDERS' EQUITY (CONTINUED)

      The Board of Directors of the Company has authorized the purchase of up to 375,000 shares of its common stock under a stock repurchase program. In fiscal 1998, the Board of Directors authorized the repurchase of up to an additional 600,000 shares of the Company's common stock. The purchases may be made by the Company from time to time on the open market at the Company's discretion and will be dependent on market conditions. To date, the Company has purchased 618,300 shares of its common stock for aggregate consideration of $2,204,515 under this program.

      In June 1997, the Company's Board of Directors approved the adoption of a restricted stock plan, which was subsequently ratified by shareholders during the Company's December 1997 annual meeting. The plan enables the Board of Directors or Plan Committee to have sole discretion and authority to determine who may purchase restricted stock, the number of shares, the price to be paid and the restrictions placed upon the stock. Pursuant to this plan, the Company issued 135,000 shares of common stock to certain employees at a purchase price of $.67 per share. Shares purchased are subject to a four-year vesting period and the Company recognized $135,000 of compensation expense during fiscal 2000, 1999 and 1998 in connection with this plan.


NOTE J - ACQUISITIONS

      On June 6, 2000, the Company acquired all of the issued and outstanding shares of common stock, no par value, of Interface Electronics Corp. ("Interface"), a distributor of electronic parts, components and equipment, located in Massachusetts. The purchase price was $15,400,000 payable in cash at the closing, (June 6, 2000), plus a deferred payment of up to $3,960,000, payable approximately one year from the anniversary of the closing. This payment will be made provided that certain conditions, as defined in the purchase agreement, are met. On the second anniversary of the closing date a deferred payment of up to $2,640,000 shall be paid provided that certain conditions, as defined in the purchase agreement, are met. When this contingency is resolved, the Company shall record the current fair value of the consideration paid as additional goodwill which will be amortized over the remaining life of the asset.

      The acquisition has been accounted for as a purchase and the operations of Interface have been included in the Company's Statement of Earnings since the date of acquisition, June 6, 2000. Included in other assets are the costs of the identifiable intangible assets acquired, principally an employment

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



NOTE J - ACQUISITIONS (CONTINUED)

      agreement and a franchise agreement which are being amortized on a straight-line basis over five and fifteen years, respectively. The excess of the purchase price and related expenses over the net tangible and identifiable intangible assets acquired amounted to approximately $13,048,000 and is being amortized on a straight line basis over twenty years. A summary of the preliminary allocation of the assets and liabilities acquired follows:

Operating assets acquired                                                               $13,736,139
Employment agreement                                                                        685,000
Franchise agreement                                                                         550,000
                                                                                        -----------

                                                                                         14,971,139

Liabilities assumed                                                                     (12,414,389)
Estimated transaction costs                                                                (205,000)
                                                                                        -----------

                                                                                        (12,619,389)

Goodwill                                                                                 13,048,250
                                                                                        -----------

Total purchase price                                                                    $15,400,000
                                                                                        ===========


      Summarized below are the unaudited pro forma results of operations of the Company as if Interface has been acquired at the beginning of the fiscal periods presented:

                                                              Pro forma years ended June 30,
                                                            2000                         1999
                                                     -----------------            -----------------
Net sales                                                 $252,756,821                 $172,131,191
Net income (loss)                                            3,993,635                   (3,531,947)

Net income (loss) per share
Basic                                                             0.73                        (0.64)
Diluted                                                           0.69                        (0.64)

      The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



NOTE J - ACQUISITIONS (CONTINUED)

      On February 25, 2000, the Company purchased the operating assets of PGI, Industries, Inc., ("PGI") an exporter of electronic components, located in Ronkonkoma, New York. The purchase price was $1,200,000 paid in cash, plus a deferred payment of $100,000 payable over the next two years based on certain conditions, as defined in the purchase agreement. When this contingency is resolved, the Company shall record the current fair value of the consideration issued as additional costs of the acquired enterprise. These additional costs shall be amortized over the remaining life of the asset. The acquisition has been accounted for as a purchase and the operations of PGI have been included in the Company's Statement of Earnings since the date of acquisition, February 25, 2000. The excess of the purchase price over the fair value of the assets acquired, approximately $210,000, is being amortized on a straight-line basis over twenty years. Proforma results of operations are not material.


NOTE K - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

      The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company's primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for fiscal years 2000, 1999 and 1998, is not considered material to the financial statements.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998



NOTE K - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION (CONTINUED)

      The Company's chief operating decision maker utilizes net sales and net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments is as follows:

                                                                                              Year ended June 30,
                                                                        ----------------------------------------------------------
                                                                             2000                     1999                 1998
                                                                        ------------             ------------         ------------
                                                                        ----------------------(in thousands)--------------------
Net sales from external customers
    Electronics components distribution                                     $193,111                 $127,401             $137,297
    Contract manufacturing                                                    16,214                   13,310               16,377
                                                                             -------                  -------              -------

                                                                            $209,325                 $140,711             $153,674
                                                                             =======                  =======              =======

Intersegment net sales
    Electronics components distribution                                         $324                     $336                 $593
    Contract manufacturing                                                                                111                  382
                                                                             -------                  -------              -------

                                                                                $324                     $447                 $975
                                                                             =======                  =======              =======

Operating profit (loss)
    Electronics components distribution                                      $12,012                    $(868)              $2,251
    Contract manufacturing                                                       348                      602                  921
                                                                             -------                  -------              -------

                                                                             $12,360                    $(266)              $3,172
                                                                             =======                  =======              =======

Interest expense
    Electronics components distribution                                       $1,053                     $768                 $662
    Contract manufacturing                                                       506                      541                  478
                                                                             -------                  -------              -------

                                                                              $1,559                   $1,309               $1,140
                                                                             =======                  =======              =======

Income tax provision (benefit)
    Electronics components distribution                                       $4,489                    $(374)                $662
    Contract manufacturing                                                       (64)                     (44)                 185
                                                                             -------                  -------              -------

                                                                              $4,425                    $(418)                $847
                                                                             =======                  =======              =======

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2000, 1999 and 1998


NOTE K - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                                                              Year ended June 30,
                                                                        ----------------------------------------------------------
                                                                             2000                     1999                 1998
                                                                        ------------             ------------         ------------
                                                                        -----------------------(in thousands)---------------------
Identifiable assets
    Electronics components distribution                                     $115,109                  $62,259              $60,929
    Contract manufacturing                                                    10,995                   10,672               12,490
                                                                             -------                   ------               ------

                                                                            $126,104                  $72,931              $73,419
                                                                             =======                   ======               ======

Capital expenditures
    Electronics components distribution                                     $    612                  $   396              $ 1,002
    Contract manufacturing                                                       280                    1,207                   67
                                                                             -------                   ------               ------

                                                                            $    892                  $ 1,603              $ 1,069
                                                                             =======                   ======               ======

Depreciation and amortization
    Electronics components distribution                                     $  1,209                  $ 1,049              $   913
    Contract manufacturing                                                       659                      539                  443
                                                                             -------                   ------               ------

                                                                            $  1,868                  $ 1,588              $ 1,356
                                                                             =======                   ======               ======

                     Jaco Electronics, Inc. and Subsidiaries

                         June 30, 2000, 1999 and 1998



NOTE L - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         Quarter ended
                                            -----------------------------------------------------------------------
                                              June 30,           March 31,        December 31,        September 30,
                                                2000               2000               1999                1999
                                            -------------      -------------      -------------       -------------
Net sales                                     $70,513,859        $51,693,699        $45,100,259         $42,017,363

Gross profit                                   17,065,608         12,012,855          9,868,111           7,935,605

Net earnings (loss)                             3,512,177          1,766,228            883,474             214,075

Net earnings (loss) per common share (a)
    Basic                                           $0.63              $0.32              $0.16               $0.04
    Diluted                                          0.58               0.30               0.16                0.04


                                                                         Quarter ended
                                            ------------------------------------------------------------------------
                                              June 30,            March 31,        December 31,        September 30,
                                                1999                1999               1998                1998
                                            -------------       -------------      -------------       -------------
Net sales                                     $36,300,595         $36,187,676        $34,966,098         $33,256,456

Gross profit                                    6,985,022           6,993,692          6,695,096           6,702,388

Net earnings (loss)                              (918,629)             71,377            (67,792)           (242,106)

Net earnings (loss) per common share (a)
    Basic                                          $(0.17)              $0.01             $(0.01)             $(0.04)
    Diluted                                         (0.17)               0.01              (0.01)              (0.04)


(a) As adjusted to reflect a 3-for-2 stock split effective July 24, 2000.

                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE




Board of Directors and Shareholders
    JACO ELECTRONICS, INC.


In connection with our audits of the consolidated financial statements of Jaco Electronics, Inc. and Subsidiaries for the years ended June 30, 2000 and 1999 referred to in our report dated August 15, 2000, which is included in this annual report on Form 10-K, we have also audited Schedule II for each of the three years in the period ended June 30, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP


Melville, New York
August 15, 2000

                     Jaco Electronics, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   Years ended June 30, 2000, 1999 and 1998





                 Column A              Column B                          Column C                     Column D        Column E
                 --------              --------            --------------------------------           --------        --------
                                                                         Additions
                                                           --------------------------------
                                                               (1)                  (2)
                                                                               Charged to
                                      Balance at           Charged to             other                               Balance
                                       beginning            costs and          accounts -           Deductions -     at end of
               Description             of period            expenses            describe              describe         period
               -----------             ----------           ---------       ---------------        -------------       ------
Allowance for doubtful accounts
    YEAR ENDED JUNE 30, 2000          $  440,000             $598,000           $178,000 (a)(c)     $  105,000 (b)   $1,111,000
                                       =========              =======            =======             =========        =========

    Year ended June 30, 1999          $1,268,000             $982,000 (d)       $ 12,000 (a)        $1,822,000 (b)   $  440,000
                                       =========              =======            =======             =========        =========

    Year ended June 30, 1998          $  846,000             $476,000           $226,000 (a)        $  280,000 (b)   $1,268,000
                                       =========              =======            =======             =========        =========



(a)   Recoveries of accounts.
(b)   Represents write-offs of uncollectible accounts.
(c)   Includes balance attributable to acquired subsidiary.
(d) Includes expense of $630,000 that was recorded in the 4th quarter of 1999 relating to the bankruptcy of a customer.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             JACO ELECTRONICS, INC.


                                             By: /s/ Joel H. Girsky
                                                 -----------------------------
                                               Joel H. Girsky, Chairman of the
                                               Board, President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                      Title                                    Date
----                                      -----                                    ----
/s/ Joel H. Girsky                        Chairman of the Board,                   September 18, 2000
-------------------------                 President and Treasurer
Joel H. Girsky                            (Principal Executive Officer)


/s/ Jeffrey D. Gash                       Vice President - Finance and             September 18, 2000
-------------------------                 Secretary (Principal Financial
Jeffrey D. Gash                           and Accounting Officer)


/s/ Joseph F. Oliveri                     Vice Chairman of the Board               September 18, 2000
-------------------------                 and Executive Vice President
Joseph F. Oliveri


/s/ Charles B. Girsky                     Executive Vice President and             September 18, 2000
-------------------------                 Director
Charles B. Girsky


/s/ Stephen A. Cohen                      Director                                 September 18, 2000
-------------------------
Stephen A. Cohen


/s/ Edward M. Frankel                     Director                                 September 18, 2000
-------------------------
Edward M. Frankel


/s/ Joseph F. Hickey, Jr.                 Director                                 September 18, 2000
-------------------------
Joseph F. Hickey, Jr.