Form 10-Q
period 2000-09-30
JACO ELECTRONICS INC
filed 2000-11-14
CIK 52971

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


{X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2000

                                       OR

{   }       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission File Number 0-5896

                                  JACO ELECTRONICS, INC.
                                  -----------------------
                   (Exact name of registrant as specified in its charter)


               NEW YORK                               11-1978958
               --------                               ----------
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)


                         145 OSER AVENUE, HAUPPAUGE, NEW YORK 11788
                         ------------------------------------------
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



                YES X                                NO __
                    -



Number of Shares of Registrant's Common Stock Outstanding as of November 6, 2000
- 5,633,959 (Excluding 618,300 Shares of Treasury Stock).



FORM 10-Q                                             September 30, 2000
Page  2


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                        September 30,     June 30,
                                           2000             2000
                                       --------------    ----------
ASSETS

Current Assets

      Cash                            $    985,334   $    617,603
      Marketable securities                879,026        880,954
      Accounts receivable - net         52,598,027     42,179,468
      Inventories                       61,212,582     53,415,793
      Advance to supplier                6,539,961
      Prepaid expenses and other         1,289,787        887,804
      Deferred income taxes              2,077,000      1,975,000
                                      ------------   ------------


            Total current assets       125,581,717     99,956,622


Property, plant and equipment - net      7,581,348      6,926,734

Excess of cost over net
  assets acquired - net                 16,387,588     16,600,432

Other assets                             2,823,250      2,845,305
                                      ------------   ------------


                                      $152,373,903   $126,329,093
                                      ============   =============






           See   accompanying   notes  to   condensed   consolidated   financial
statements.



FORM 10-Q                                                 September 30, 2000
Page 3



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       September 30,        June 30,
                                                                          2000                2000
                                                                     --------------         ---------

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities


      Accounts payable and accrued expenses                              $ 45,415,387    $  39,190,011
      Current maturities of long term debt and
        capitalized lease obligations                                       4,479,261          807,444
              Income taxes payable                                          2,938,392        1,575,319
                                                                        -------------    -------------


      Total current liabilities                                            52,833,040       41,572,774

Long term debt and capitalized lease obligations                           51,037,360       40,940,877

Deferred income taxes                                                         212,000          225,000

Deferred compensation                                                         812,500          800,000


SHAREHOLDERS' EQUITY


      Preferred stock - authorized, 100,000 shares,
        $10 par value; none issued
      Common stock - authorized 10,000,000 shares,
        $.10 par value; issued 6,252,259  shares
         and 5,633,959 shares outstanding                                     625,226          625,226
      Additional paid-in capital - net                                     23,940,051       23,906,301
      Retained earnings                                                    24,954,069       20,296,761
      Accumulated other comprehensive income                                  164,172          166,669
      Treasury stock                                                       (2,204,515)      (2,204,515)
                                                                        -------------    -------------

      Total shareholders' equity                                           47,479,003       42,790,442
                                                                        -------------    -------------


                                                                        $ 152,373,903    $ 126,329,093
                                                                        =============    =============




           See   accompanying   notes  to   condensed   consolidated   financial
statements.




FORM 10-Q                                             September 30, 2000
Page 4



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                               2000          1999
                                                          -----------   -----------


NET SALES                                                 $94,158,828   $42,017,363


COST AND EXPENSES

Cost of goods sold                                         73,541,170    34,081,758
                                                          -----------   -----------

      Gross profit                                         20,617,658     7,935,605

Selling, general and administrative expenses               11,834,056     7,248,597
                                                          -----------   -----------

      Operating profit                                      8,783,602       687,008

Interest expense                                              888,735       322,933
                                                          -----------   -----------

      Earnings before income taxes                          7,894,867       364,075

Income tax provision                                        3,237,000       150,000
                                                          -----------   -----------


      NET EARNINGS                                        $ 4,657,867   $   214,075
                                                          ===========   ===========

Net earnings per common share:

Basic                                                     $      0.83   $      0.04
                                                          ===========   ===========
Diluted                                                   $      0.75   $      0.04
                                                          ===========   ===========

Weighted average common shares outstanding:

      Basic                                                 5,633,959     5,480,282
                                                          ===========   ===========
      Diluted                                               6,234,768     5,564,175
                                                          ===========   ===========




           See   accompanying   notes  to   condensed   consolidated   financial
statements.


FORM 10-Q                                                                                                     September 30, 2000
Page 5



                                          JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENT OF CHANGES
                                                   IN SHAREHOLDERS' EQUITY
                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                       (UNAUDITED)




                                                                                                       Accumulated
                                                                    Additional                            other
                                                                      paid-in          Retained       comprehensive      Treasury
                                        Shares       Amount           capital          earnings          income             stock
                                   --------------- -------------- ----------------  ---------------- ---------------- --------------


Balance at July 1, 2000                 6,252,259       $625,226     $ 24,041,301      $ 20,296,761        $ 166,669   $ (2,204,515)

Net earnings                                                                              4,657,867

Unrealized loss on marketable
  securities - net                                                                                            (2,497)

Comprehensive income

Payment of fractional shares                                                                   (559)

Deferred compensation
                                   --------------- -------------- ----------------  ---------------- ---------------- --------------

Balance at September 30, 2000           6,252,259       $625,226     $ 24,041,301      $ 24,954,069        $ 164,172   $ (2,204,515)
                                   =============== ============== ================  ================ ================ ==============



                                                            Total
                                       Deferred         shareholders'
                                     compensation          equity
                                   ---------------     --------------


Balance at July 1, 2000                $ (135,000)     $42,790,442
                                                       -----------
Net earnings                                             4,657,867

Unrealized loss on marketable
  securities - net                                         (2,497)
                                                        ----------
Comprehensive income                                     4,655,370
                                                        ----------
Payment of fractional shares                                 (559)

Deferred compensation                   33,750             33,750
                                   ---------------  --------------

Balance at September 30, 2000        $   (101,250)   $ 47,479,003
                                   =============== ==============


     See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                     September 30, 2000
Page 6


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                2000                 1999
                                                           ------------------   -----------------

Cash flows from operating activities
      Net earnings                                              $  4,657,867    $    214,075

Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities
          Depreciation  and amortization                             735,220         438,686
          Deferred compensation                                       46,250          46,250
          Deferred income tax benefit                               (113,600)       (110,000)
          Provision for doubtful accounts                            360,703         119,950
          Changes in operating assets and liabilities,
          Increase in operating assets - net                     (25,517,995)     (2,251,239)
          Increase in operating liabilities - net                  7,588,449       1,912,628
                                                                ------------    ------------

          Net cash (used in) provided by operating activities    (12,243,106)        370,350
                                                                ------------    ------------


Cash flows from investing activities
          Capital expenditures                                    (1,133,573)       (112,242)
          Increase in marketable securities                           (1,969)         (1,864)
          (Increase) decrease in other assets                        (21,362)         22,995
                                                                ------------    ------------


         Net cash used in investing activities                    (1,156,904)        (91,111)
                                                                ------------    ------------


Cash flows from financing activities
        Borrowings under line of credit                           87,922,848      12,795,589
        Payments under line of credit                            (73,943,121)    (12,860,157)
        Principal payments under equipment financing
         and term loans                                             (211,427)       (200,740)
        Payment of fractional shares                                    (559)
                                                                ------------    ------------

       Net cash provided by (used in) financing activities        13,767,741        (265,308)
                                                                ------------    ------------

       NET INCREASE IN CASH                                          367,731          13,931
                                                                ------------    ------------

Cash at beginning of period                                          617,603         922,247
                                                                ------------    ------------

Cash at end of period                                           $    985,334    $    936,178
                                                                ============    ============

Supplemental schedule of non-cash financing and
    investing activities:
        Equipment under capital leases                                          $    126,229


   See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                             September 30, 2000
Page 7


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2000 and the notes thereto included in the Company's annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2) The Company has a $60,000,000 term loan and revolving line of credit facility with its banks, which is based principally on eligible accounts receivable and inventories as defined in the loan agreement. At September 30, 2000 the unused portion of the line was $6,177,864. The agreement was amended to (i) increase the amount available under the revolving line of credit to $60,000,000 through January 31, 2001 at which point it will revert back to $50,000,000, (ii) extend the maturity date to September 14, 2002, (iii) change the interest rate to a rate based on the average 30-day LIBOR plus 1-3/4% through the quarter ended September 30, 2000 at that point the rate converts to 30-day LIBOR plus 1% to 2-1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and (iv) change the requirements of certain financial covenants. The applicable interest rate may be adjusted quarterly and borrowings under this facility are collateralized by substantially all of the assets of the Company.

3) The Board of Directors of the Company had authorized the purchase of up to 975,000 shares of its outstanding common stock under a stock repurchase program. The purchases were made by the Company from time to time on the open market. The Company had made purchases of 618,300 shares of its common stock from July 31, 1996 through September 13, 2000 for aggregate consideration of $2,204,515. On September 14, 2000, the Board of Directors passed a resolution to terminate the stock repurchase program.

4) For interim financial reporting purposes, the Company uses the gross profit method for computing inventories, which consists of goods held for resale.

5) On June 6, 2000, the Company acquired all of the issued and outstanding shares of common stock, no par value, of Interface Electronics Corp. ("Interface"), a distributor of electronic parts, components and equipment, located in Massachusetts. The purchase price was $15,400,000 payable in cash at the closing, (June 6, 2000) plus a deferred payment of up to $3,960,000, payable approximately one year from the anniversary of the closing. This payment will be made provided that certain conditions, as defined in the purchase agreement, are met. On the second anniversary of the closing date a deferred payment of up to $2,640,000 shall be paid provided that certain conditions, as defined in the purchase loan agreement, are met. When this contingency is resolved, the Company shall record the current fair value of the consideration paid as additional goodwill which will be amortized over the remaining life of the asset.

FORM 10-Q                                             September 30, 2000
Page 8

      The acquisition has been accounted for as a purchase and the operations of Interface have been included in the Company's Statement of Earnings since the date of acquisition, June 6, 2000. Included in other assets are the costs of the identifiable intangible assets acquired, principally an employment agreement and a franchise agreement which are being amortized on a straight-line basis over five and fifteen years, respectively. The excess of the purchase price and related expenses over the net tangible and identifiable intangible assets acquired amounted to approximately $13,048,000 and is being amortized on a straight-line basis over twenty years.

      Summarized below are the unaudited pro forma results of operations of the Company as if Interface has been acquired at the beginning of the fiscal periods presented:

                                              Three months ended
                                                 September 30,

                                            2000             1999
                                        ----------       --------

         Net sales                     $94,158,828      $50,175,194
         Net earnings (loss)             4,657,867         (547,229)

         Net earnings (loss) per
         common share:
         Basic                                $0.83           $(0.10)
         Diluted                              $0.75           $(0.10)

      The pro forma financial information presented above for the three months ended September 30, 1999 is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.


6) On February 25, 2000, the Company purchased the operating assets of PGI, Industries, Inc., ("PGI") an exporter of electronic components, located in Ronkonkoma, New York. The purchase price was $1,200,000 paid in cash, plus a deferred payment of $100,000 payable over the next two years based on certain conditions, as defined in the purchase agreement. When this contingency is resolved, the Company shall record the current fair value of the consideration issued as additional costs of the acquired enterprise. These additional costs shall be amortized over the remaining life of the asset. The acquisition has been accounted for as a purchase and the operations of PGI have been included in the Company's Statement of Earnings since the date of acquisition, February 25, 2000. The excess of the purchase price over the fair value of the assets acquired, approximately $210,000, is being amortized on a straight-line basis over twenty years. Pro forma results of operations are not material.

7) On June 26, 2000, the Company announced a 3-for-2 stock split which was in the form of a 50% common stock dividend payable on July 24, 2000 to shareholders of record on July 10, 2000. All references to the number of weighted average common shares outstanding and earnings per share have been restated to reflect the 3-for-2 stock split.

FORM 10-Q                                             September 30, 2000
Page 9




8) The number of shares used in the Company's basic and diluted earnings per share computations are as follows:


                                           Three Months Ended
                                              September 30,
                                      ------------------------------
                                         2000              1999
                                      ------------      ------------

Weighted average common shares
  outstanding net of treasury shares,
  for basic earnings per share          5,633,959         5,480,282

Common stock equivalents
for stock options                         600,809            83,893
                                      ------------      ------------

Weighted average common shares
  outstanding for diluted earnings
per share                               6,234,768         5,564,175
                                      ============      ============



      Excluded from the calculation of earnings per share are options and warrants to purchase 435,444 shares for the three months ended September 30, 1999, as their inclusion would have been antidilutive.


9) The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company's primary business activity is conducted with small and medium sized manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for the three months ended September 30, 2000 and 1999 is not considered material to the financial statements.

The Company's chief operating decision maker utilizes net sales and net earnings information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company's annual report to shareholders. Information about the Company's segments is as follows:

FORM 10-Q                                             September 30, 2000
Page 10

                                                     Three Months Ended,
                                                         September 30,
                                                 ---------------------------
                                                     2000         1999
                                                    ------       ------
                                                       (in thousands)
   Net sales from external customers
      Electronics components distribution          $87,767      $39,224
      Contract manufacturing                         6,392        2,793
                                                   -------      -------

                                                   $94,159      $42,017
                                                    ======       ======

   Intersegment net sales
      Electronics components distribution        $      128   $      68
      Contract manufacturing
                                                     -----        -----

                                                 $      128   $      68
                                                  =========    ========

   Operating profit
      Electronics components distribution        $    8,259    $    582
      Contract manufacturing                           525          105
                                                 ---------    ---------

                                                 $    8,784    $    687
                                                  =========     =======

   Interest expense
      Electronics components distribution         $    752     $    192
      Contract manufacturing                           137          131
                                                  --------     --------

                                                  $    889     $    323
                                                   =======      =======
   Income tax provision (benefit)
      Electronics components distribution        $    3,078    $    161
      Contract manufacturing                           159          (11)
                                                   -------      --------

                                                 $    3,237    $    150
                                                  =========     =======

   Identifiable assets
      Electronics components distribution        $  138,719   $  64,699
      Contract manufacturing                         13,655       10,224
                                                 ----------   ----------

                                                 $  152,374   $  74,923
                                                  =========    ========

   Capital expenditures
      Electronics components distribution        $      333  $       66
      Contract manufacturing                            801          46
                                                 ----------   ---------

                                                 $      1,134 $      112
                                                  ===========  =========

   Depreciation and amortization
      Electronics components distribution        $      536   $      288
      Contract manufacturing                            199          151
                                                 ----------   ----------

                                                 $      735   $      439
                                                  =========    =========

FORM 10-Q                                             September 30, 2000
Page 11


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

FORM 10-Q                                             September 30, 2000
Page 12


Results of Operations

The following table sets forth certain items in the Company's statement of earnings as a percentage of net sales for the periods shown:


                                         Three Months Ended
                                            September 30,
                                   -------------------------------

                                     2000                 1999
                                   ---------            ---------

Net sales                              100.0%               100.0%
Cost of goods sold                      78.1                 81.1
                                   ---------            ---------
Gross profit                            21.9                 18.9
Selling, general and
  administrative expenses               12.6                 17.3
                                   ---------            ---------
Operating profit                         9.3                  1.6
Interest expense                         0.9                  0.7
                                   ---------            ---------
Earnings before income taxes             8.4                  0.9
Income tax provision                     3.5                  0.4
                                   ---------            ---------
NET EARNINGS                            4.9%                  0.5%
                                   ========             ==========

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 ("FISCAL 2001") WITH THREE MONTHS ENDED SEPTEMBER 30, 1999 ("FISCAL 2000")


               Our net sales for the first three months of fiscal 2001 were $94.2 million, an increase of $52.2 million, or 124.1%, as compared to $42.0 million reported for the first three months of fiscal 2000. The increase in net sales was principally the result of a continued strong demand for components throughout the electronics industry. The Company is benefiting from substantial investments made in sales personnel and infrastructure. The Company added new customers and expanded our relationships with existing customers as a result of the value-added services offered to assist customers in procurement and inventory management. Net sales includes the acquisition of Interface Electronics Corp. ("Interface"), which was completed during June 2000.
          Our gross profit was $20.6 million for the first three months of fiscal 2001, an increase of $12.7 million, or 159.8%, compared to $7.9 million for the first three months of fiscal 2000. Gross profit margins as a percentage of net sales were 21.9% for the quarter compared to 18.9% for the same quarter last fiscal year. The strong demand for components was primarily attributable for the increase in gross profit margin as a percentage of net sales. The higher gross profit percentage plus the strong sales growth resulted in the increase in gross profit.

FORM 10-Q                                             September 30, 2000
Page 13


      Our selling, general and administrative ("SG&A") expenses were $11.8 million for the first three months of fiscal 2001, an increase of $4.6 million, or 63.3%, compared to $7.2 million for the same quarter last fiscal year. As a percentage of net sales, SG&A expenses decreased to 12.6% for the first three months of fiscal 2001 compared to 17.3% for the comparable period last fiscal year. The increase in spending is primarily attributable to expenses necessary to support the growth in sales. These expenses include additional sales and marketing personnel, investments in our infrastructure, variable costs associated with our increase in sales and the additional costs associated with the acquisition of Interface. The decrease as a percentage of net sales reflects operating efficiencies realized with higher revenue levels.

     Our operating profit for the first three months of fiscal 2001 was $8.8 million as compared to $0.7 million for the first three months of fiscal 2000. As a percentage of net sales, operating profit increased to 9.3% for the current quarter, compared to 1.6% for the same quarter last fiscal year.

     Our interest expense increased to $0.9 million for the first three months of fiscal 2001, as compared to $0.3 million for the first three months of fiscal 2000. The increase was primarily due to the additional borrowings of approximately $15 million to acquire Interface during the fourth quarter of fiscal year ended June 30, 2000 and the additional borrowings required due to the increase in accounts receivable and inventory necessary to support the growth in sales.

     Our net earnings for the first three months of fiscal 2001 were $4.7 million, or $0.75 per share diluted, as compared to net earnings of $0.2 million, or $0.04 per share diluted for the first three months of fiscal 2000. Dilutive earnings per share includes the dilutive effect of outstanding stock options. The increase in net earnings was attributable to the increase in net sales, the increase in gross profit margins, and the reduction in SG&A expenses as it relates to a percentage of net sales. The Company also benefited from the acquisition of Interface as well as strong demand during the quarter for components throughout the electronics industry.


LIQUIDITY AND CAPITAL RESOURCES

     Our agreement with our banks, as amended on September 28, 2000, expires on September 14, 2002. Our agreement provides us with a $60 million term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories as defined in the agreement. On February 1, 2001, the revolving line of credit reduces to $50 million. The interest rate of the credit facility was based on the average 30-day LIBOR rate plus 1.75% through the quarter ending September 30, 2000. After September 30, 2000, the rate converts to the average 30-day LIBOR rate plus 1.0%-2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. The outstanding balance on the revolving line of credit facility was $53.7 million at September 30, 2000. Borrowings under this facility are collateralized by substantially all of our assets. The agreement contains provisions for maintenance of certain financial ratios, all of which we were in compliance with at September 30, 2000, and prohibits the payment of cash dividends.

     For the first three months of fiscal 2001, our cash used in operating activities was approximately $12.2 million, as compared to net cash provided by operating activities of $0.4 million for the same period last fiscal year. The increase in net cash used is primarily attributable to an increase in accounts receivable, inventory and an advance to supplier. This was partially offset by an increase in accounts payable and accrued expenses and net earnings for the quarter. The increase in accounts receivable was the result of the increase in net sales during the quarter. The increase in inventory and an advance to our supplier, which amounted to approximately $15 million, was the result of a significant purchase order at the end of the quarter which is expected to result in shipments during the next two quarters. Net cash provided by financing activities was $13.8 million for the first three months of fiscal 2001 as compared to net cash used in financing activities of $0.3 million for the comparable period last fiscal year. The increase is primarily attributable to the increase in net borrowings under the line of credit of approximately $14.0 million required to fund the increase in inventory and the advance to the supplier described above.

FORM 10-Q                                             September 30, 2000
Page 14


      Our cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to future acquisitions, if any.
            For the first three months of fiscal 2001 and fiscal 2000, our inventory turnover was 5.1x and 4.1x, respectively. The average days outstanding of our accounts receivable at September 30, 2000 was 46 days, as compared to 53 days at September 30, 1999.
      We believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for at least the next twelve months.

Inflation

      Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

Quantitative and Qualitative Disclosure about Market Risk.

     We are exposed to interest rate changes with respect to our credit facility which bears interest at the higher of the prime rate or the federal funds rate plus 0.5%, or at our option, at a rate equal to the average 30-day LIBOR rate plus 1.0% to 2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. At September 30, 2000, $53.7 million was outstanding under the credit facility. Changes in the LIBOR interest rate during the fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the LIBOR interest rate will increase or decrease interest expense for us by approximately $0.5 million based on outstanding borrowings at September 30, 2000. The impact of interest rate fluctuations on other floating rate debt is not material.

FORM 10-Q                                              September 30, 2000
Page 15


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

                  Nothing to Report

Item 5.     Other Information

                   Nothing to Report

Item 6.     Exhibits and Reports on Form 8-K

a)    Exhibits

                    27.1      Financial Data Schedule

                    99.8.8    Amendment to Second Restated
                              and Amended Loan and Security Agreement
                              dated September 28, 2000

b)    Reports on Form 8-K

                    1) On  October  20,  2000,  a  Current  Report  on Form 8-K,
               Amendment No. 2, was filed to include revised audited financial statements of Interface Electronics Corp. as of and for the year ended December 31, 1999, unaudited statements of Interface Electronics Corp. for the nine months ended March 31, 2000 and related proforma information.

                    2) On November 13,  2000,  a Current  Report on Form 8-K was
               filed to include under Item 5 the declaration of a three-for-two stock split in the form of a 50% stock dividend with respect to the common stock of the Comapny.

                                S I G N A T U R E




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          JACO ELECTRONICS, INC.
                                                 (Registrant)



                                    BY: /s/  Jeffrey D. Gash
                                             ------------------------
                                         Jeffrey D. Gash, Vice President/Finance
                                          (Principal Financial Officer)









DATED: November 14, 2000