Form 10-Q
period 2000-12-31
JACO ELECTRONICS INC
filed 2001-02-13
CIK 52971

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2000

                                       OR

{ }      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File Number 0-5896

                             JACO ELECTRONICS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


           NEW YORK                                      11-1978958
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


            145 OSER AVENUE, HAUPPAUGE, NEW YORK                 11788
            -------------------------------------               --------
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



Number of Shares of Registrant's Common Stock Outstanding as of February 9, 2001 - 5,697,459 (Excluding 618,300 Shares of Treasury Stock).

FORM 10-Q                                                      December 31, 2000
Page  2


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   December 31,        June 30,
                                                       2000              2000
                                                   ------------      ------------
ASSETS

Current Assets

         Cash                                      $    259,165      $    617,603
         Marketable securities                          820,692           880,954
         Accounts receivable - net                   59,153,069        42,179,468
         Inventories                                 72,196,403        53,415,793
         Prepaid expenses and other                   1,208,367           887,804
         Deferred income taxes                        2,360,000         1,975,000
                                                   ------------      ------------

                  Total current assets              135,997,696        99,956,622


Property, plant and equipment - net                   7,368,996         6,926,734

Excess of cost over net assets acquired - net        20,134,743        16,600,432

Other assets                                          2,981,938         2,845,305
                                                   ------------      ------------


                                                   $166,483,373      $126,329,093
                                                   ============      ============






     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                      December 31, 2000
Page 3



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                         December 31,          June 30,
                                                                             2000                2000
                                                                        -------------       -------------

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                          $  47,934,078       $  39,190,011
         Accrued acquisition costs                                          3,960,000
         Current maturities of long term debt and
           capitalized lease obligations                                      720,828             807,444
         Income taxes payable                                               1,363,654           1,575,319
                                                                        -------------       -------------


         Total current liabilities                                         53,978,560          41,572,774

Long term debt and capitalized lease obligations                           59,679,736          40,940,877

Deferred income taxes                                                         206,000             225,000

Deferred compensation                                                         825,000             800,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued
         Common stock - authorized, 20,000,000 and 10,000,000
           shares, respectively, $.10 par value; issued 6,288,259
           and 6,252,259 shares, respectively, and 5,669,959
           and 5,633,959 shares outstanding, respectively                     628,826             625,226
         Additional paid-in capital - net                                  24,276,201          23,906,301
         Retained earnings                                                 28,998,731          20,296,761
         Accumulated other comprehensive income                                94,834             166,669
         Treasury stock                                                    (2,204,515)         (2,204,515)
                                                                        -------------       -------------

         Total shareholders' equity                                        51,794,077          42,790,442
                                                                        -------------       -------------


                                                                        $ 166,483,373       $ 126,329,093
                                                                        =============       =============




     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                      December 31, 2000
Page 4



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                      2000              1999
                                                  ------------      ------------

NET SALES                                         $100,235,652      $ 45,100,259


COST AND EXPENSES

Cost of goods sold                                  80,158,461        35,232,148
                                                  ------------      ------------

         Gross profit                               20,077,191         9,868,111

Selling, general and administrative expenses        12,052,203         7,978,814
                                                  ------------      ------------

         Operating profit                            8,024,988         1,889,297

Interest expense                                     1,169,326           345,823
                                                  ------------      ------------

         Earnings before income taxes                6,855,662         1,543,474

Income tax provision                                 2,811,000           660,000
                                                  ------------      ------------


         NET EARNINGS                             $  4,044,662      $    883,474
                                                  ============      ============

Net earnings per common share:

Basic                                             $       0.72      $       0.16
                                                  ============      ============
Diluted                                           $       0.65      $       0.16
                                                  ============      ============


Weighted average common shares outstanding:

         Basic                                       5,655,089         5,480,282
                                                  ============      ============
         Diluted                                     6,230,451         5,558,258
                                                  ============      ============



     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                      December 31, 2000
Page 5



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                      2000              1999
                                                  ------------      ------------

NET SALES                                         $194,394,480      $ 87,117,622


COST AND EXPENSES

Cost of goods sold                                 153,699,631        69,313,906
                                                  ------------      ------------

         Gross profit                               40,694,849        17,803,716

Selling, general and administrative expenses        23,886,259        15,227,411
                                                  ------------      ------------

         Operating profit                           16,808,590         2,576,305

Interest expense                                     2,058,061           668,756
                                                  ------------      ------------

         Earnings before income taxes               14,750,529         1,907,549

Income tax provision                                 6,048,000           810,000
                                                  ------------      ------------


         NET EARNINGS                             $  8,702,529      $  1,097,549
                                                  ============      ============

Net earnings per common share:

Basic                                             $       1.54      $       0.20
                                                  ============      ============
Diluted                                           $       1.40      $       0.20
                                                  ============      ============


Weighted average common shares outstanding:

         Basic                                       5,644,524         5,480,282
                                                  ============      ============
         Diluted                                     6,232,609         5,561,136
                                                  ============      ============



     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                      December 31, 2000
Page 6


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)



                                                                        Additional
                                                                         paid-in         Retained
                                     Shares            Amount            capital         earnings
                                   -----------       -----------       -----------      -----------

Balance at July 1, 2000              6,252,259       $   625,226       $24,041,301      $20,296,761


Net earnings                                                                              8,702,529

Unrealized loss on marketable
  securities - net


Comprehensive income


Payment of fractional shares                                                                   (559)

Exercise of stock options               36,000             3,600           302,400

Deferred compensation
                                   -----------       -----------       -----------      -----------

Balance at December 31, 2000         6,288,259       $   628,826       $24,343,701      $28,998,731
                                   ===========       ===========       ===========      ===========

                                   Accumulated
                                      other                                                Total
                                  comprehensive      Treasury          Deferred        shareholders'
                                      income           stock         compensation          equity
                                  -------------     -----------      ------------      -------------

Balance at July 1, 2000            $   166,669      $(2,204,515)      $  (135,000)      $42,790,442
                                                                                        -----------

Net earnings                                                                              8,702,529

Unrealized loss on marketable
  securities - net                     (71,835)                                             (71,835)
                                                                                        -----------

Comprehensive income                                                                      8,630,694
                                                                                        -----------

Payment of fractional shares                                                                   (559)

Exercise of stock options                                                                   306,000

Deferred compensation                                                      67,500            67,500
                                   -----------      -----------       -----------       -----------

Balance at December 31, 2000       $    94,834      $(2,204,515)      $   (67,500)      $51,794,077
                                   ===========      ===========       ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                      December 31, 2000
Page 7


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                            2000                1999
                                                       -------------       -------------
Cash flows from operating activities
   Net earnings                                        $   8,702,529       $   1,097,549

Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities
    Depreciation and amortization                          1,486,162             877,159
    Deferred compensation                                     92,500              92,500
    Deferred income tax benefit                             (363,000)           (389,000)
    Provision for doubtful accounts                          746,201             259,075
    Changes in operating assets and liabilities,
    Increase in operating assets - net                   (36,820,975)         (7,084,959)
    Increase in operating liabilities - net                8,532,402           3,352,129
                                                       -------------       -------------

    Net cash used in operating activities                (17,624,181)         (1,795,547)
                                                       -------------       -------------

Cash flows from investing activities
    Capital expenditures                                  (1,415,902)           (220,923)
    Increase in marketable securities                        (52,573)            (68,918)
    (Increase) decrease in other assets                     (223,466)             75,675
                                                       -------------       -------------

    Net cash used in investing activities                 (1,691,941)           (214,166)
                                                       -------------       -------------

Cash flows from financing activities
    Borrowings under line of credit                      176,491,113          29,094,235
    Payments under line of credit                       (157,413,488)        (27,119,478)
    Principal payments under equipment financing
      and term loans                                        (425,382)           (408,164)
    Payment of fractional shares                                (559)
    Proceeds from exercise of stock options                  306,000
                                                       -------------       -------------

    Net cash provided by financing activities             18,957,684           1,566,593
                                                       -------------       -------------

    NET DECREASE IN CASH                                    (358,438)           (443,120)
                                                       -------------       -------------

Cash at beginning of period                                  617,603             922,247
                                                       -------------       -------------

Cash at end of period                                  $     259,165       $     479,127
                                                       =============       =============

Supplemental schedule of non-cash financing and
  investing activities:
    Accrued acquisition costs                          $   3,960,000
    Equipment under capital leases                                         $     126,229


     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                      December 31, 2000
Page 8


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated statements for the year ended June 30, 2000 and the notes thereto included in the Company's annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2) The Company has a $70,000,000 term loan and revolving line of credit facility with its banks, which is based principally on eligible accounts receivables and inventories as defined in the loan agreement. The agreement was amended to (i) increase the amount available under the revolving line of credit to $70,000,000 (ii) extend the maturity date to September 14, 2002, (iii) change the interest rate to a rate based on the average 30-day LIBOR plus 1-3/4% through the quarter ended September 30, 2000, at such time the rate converted to the average 30-day LIBOR plus 1% to 2-1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and (iv) change the requirements of certain financial covenants. The applicable interest rate may be adjusted quarterly and borrowings under this facility are collateralized by substantially all of the assets of the Company.

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

5) On June 6, 2000, the Company acquired all of the issued and outstanding shares of common stock, no par value, of Interface Electronics Corp. ("Interface"), a distributor of electronic parts, components and equipment, located in Massachusetts. The purchase price was $15,400,000 payable in cash at the closing, (June 6, 2000) plus a deferred payment of $3,960,000 provided that certain conditions, as defined in the purchase agreement, are met. As of December 31, 2000, these conditions have been met. On the second anniversary of the closing date a deferred payment of up to $2,640,000 shall be paid provided that certain conditions, as defined in the purchase agreement, are met. When the remaining contingency is resolved, the Company shall record the current fair value of the consideration paid as additional goodwill which will be amortized over the remaining life of the asset.

FORM 10-Q                                                      December 31, 2000
Page 9


         The acquisition has been accounted for as a purchase and the operations of Interface have been included in the Company's Statement of Earnings since the date of acquisition, June 6, 2000. Included in other assets are the costs of the identifiable intangible assets acquired, principally an employment agreement and a franchise agreement which are being amortized on a straight-line basis over five and fifteen years, respectively. The excess of the purchase price and related expenses over the net tangible and identifiable intangible assets acquired amounted to approximately $17,008,000 and is being amortized on a straight-line basis over twenty years.

         Summarized below are the unaudited pro forma results of operations of the Company as if Interface has been acquired at the beginning of the fiscal periods presented:

                                                 Three months ended    Six  months ended
                                                    December 31,          December 31,
                                                       1999                   1999
                                                   --------------         ------------

         Net sales                                 $   56,042,529         $106,217,723
         Net loss                                        (345,836)            (910,584)

         Net loss per common share
         Basic                                     $        (0.06)        $      (0.17)
         Diluted                                   $        (0.06)        $      (0.17)



         The pro forma financial information presented above for the three and six months ended December 31, 1999 is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.


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

FORM 10-Q                                                      December 31, 2000
Page 10

8) The number of shares used in the Company's basic and diluted earnings per share computations are as follows:


                                                    Three Months Ended              Six Months Ended
                                                        December 31,                  December 31,
                                                  ------------------------      ------------------------
                                                    2000           1999           2000           1999
                                                  ---------      ---------      ---------      ---------
Weighted average common shares
  outstanding net of treasury shares,
  for basic earnings per share                    5,655,089      5,480,282      5,644,524      5,480,282

Common stock equivalents for
  stock options                                     575,362         77,976        588,085         80,854
                                                  ---------      ---------      ---------      ---------

Weighted average common shares
  outstanding for diluted earnings per share      6,230,451      5,558,258      6,232,609      5,561,136
                                                  =========      =========      =========      =========



         Excluded from the calculation of earnings per share are options and warrants to purchase 45,000 shares of the Company's common stock for the three and six months ended December 31, 2000 as compared to 495,444 shares for the three and six months ended December 31, 1999, as their inclusion would have been antidilutive.

9) The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company's primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for the three months and six months ended December 31, 2000 and 1999 is not considered material to the financial statements.

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

FORM 10-Q                                                      December 31, 2000
Page 11

                                               Three Months Ended           Six Months Ended
                                                  December 31,                December 31,
                                             ----------------------      ----------------------
                                               2000          1999          2000          1999
                                             --------      --------      --------      --------
                                                 (in thousands)              (in thousands)
Net sales from external customers
    Electronics components distribution      $ 93,656      $ 42,215      $181,423      $ 81,439
    Contract manufacturing                      6,580         2,885        12,971         5,679
                                             --------      --------      --------      --------

                                             $100,236      $ 45,100      $194,394      $ 87,118
                                             ========      ========      ========      ========

Intersegment net sales
    Electronics components distribution      $    254      $     63      $    382      $    131
    Contract manufacturing
                                             --------      --------      --------      --------

                                             $    254      $     63      $    382      $    131
                                             ========      ========      ========      ========

Operating profit
    Electronics components distribution      $  7,712      $  1,704      $ 15,971      $  2,286
    Contract manufacturing                        313           185           838           290
                                             --------      --------      --------      --------

                                             $  8,025      $  1,889      $ 16,809      $  2,576
                                             ========      ========      ========      ========

Interest expense
    Electronics components distribution      $  1,015      $    220      $  1,767      $    412
    Contract manufacturing                        154           126           291           257
                                             --------      --------      --------      --------

                                             $  1,169      $    346      $  2,058      $    669
                                             ========      ========      ========      ========

Income tax provision
    Electronics components distribution      $  2,746      $    635      $  5,824      $    796
    Contract manufacturing                         65            25           224            14
                                             --------      --------      --------      --------

                                             $  2,811      $    660      $  6,048      $    810
                                             ========      ========      ========      ========

Identifiable assets
    Electronics components distribution      $150,593      $ 69,329      $150,593      $ 69,329
    Contract manufacturing                     15,890         9,803        15,890         9,803
                                             --------      --------      --------      --------

                                             $166,483      $ 79,132      $166,483      $ 79,132
                                             ========      ========      ========      ========

Capital expenditures
    Electronics components distribution      $    196      $     63      $    529      $    129
    Contract manufacturing                         86            46           887            92
                                             --------      --------      --------      --------

                                             $    282      $    109      $  1,416      $    221
                                             ========      ========      ========      ========

Depreciation and amortization
    Electronics components distribution      $    540      $    283      $  1,076      $    571
    Contract manufacturing                        211           155           410           306
                                             --------      --------      --------      --------

                                             $    751      $    438      $  1,486      $    877
                                             ========      ========      ========      ========

FORM 10-Q                                                      December 31, 2000
Page 12


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

FORM 10-Q                                                      December 31, 2000
Page 13


Results of Operations

The following table sets forth certain items in the Company's statements of operations as a percentage of net sales for the periods shown:



                                     Three Months Ended         Six Months Ended
                                         December 31,              December 31,
                                     ------------------        ------------------
                                      2000         1999         2000         1999
                                     -----        -----        -----        -----

Net Sales                            100.0%       100.0%       100.0%       100.0%
Cost of goods sold                    80.0         78.1         79.1         79.6
                                     -----        -----        -----        -----
Gross Profit                          20.0         21.9         20.9         20.4
Selling, general and
  administrative expenses             12.0         17.7         12.3         17.4
                                     -----        -----        -----        -----
Operating  profit                      8.0          4.2          8.6          3.0
Interest expense                       1.2          0.8          1.0          0.8
                                     -----        -----        -----        -----
Earnings before income taxes           6.8          3.4          7.6          2.2
Income tax provision                   2.8          1.4          3.1          0.9
                                     -----        -----        -----        -----
NET EARNINGS                           4.0%         2.0%         4.5%         1.3%
                                     =====        =====        =====        =====

COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

         Net sales for the three and six months ended December 31, 2000 were $100.2 million and $194.4 million, respectively, compared to $45.1 million and $87.1 million for the three and six months ended December 31, 1999, respectively, representing increases in net sales of 122.3% and 123.1%, respectively. During the first six months of Fiscal 2001, the Company benefited from strong demand for components. Net sales increased in flat panel displays, contract manufacturing, and additional sales from the acquisition of Interface Electronics Corp. ("Interface"), which was completed during June 2000. In addition to providing value-added services to assist customers in procurement and inventory management, the Company has targeted emerging and middle market accounts as well as large global contract manufacturers.

         Gross profit increased $10.2 million, or 103.5%, for the three months ended December 31, 2000 and $22.9 million, or 128.6%, for the six months ended December 31, 2000 compared to the same periods last fiscal year, primarily due to the increase in net sales. Gross profit margins, as a percentage of net sales, were 20.0% and 20.9% for the three and six months ended December 31, 2000, respectively, compared to 21.9% and 20.4% for the three and six months ended December 31, 1999, respectively. The decrease in gross profit margins for the three months compared to last year was primarily the result of a change in product mix toward active components which historically realize slightly lower margins.

FORM 10-Q                                                      December 31, 2000
Page 14

         Selling, general and administrative ("SG&A") expenses were $12.1 million and $23.9 million for the three and six months ended December 31, 2000, respectively, compared to $8.0 million and $15.2 million for the three and six months ended December 31, 1999, respectively. This represented an increase of $4.1 million, or 51.1%, and $8.7 million, or 56.9% for the three and six months ended December 31, 2000, respectively, compared to the same periods during Fiscal 2000. The increase in spending is primarily attributable to expenses necessary to support the growth in sales. These expenses include additional sales and marketing personnel, investments in the Company's infrastructure, variable costs associated with the increase in net sales and the additional costs associated with the acquisition of Interface. As a percentage of net sales SG&A decreased to 12.0% and 12.3% for the three and six months ended December 31, 2000, respectively, compared to 17.7% and 17.5% for the comparable periods during Fiscal 2000. The decreases reflect operating efficiencies associated with the higher revenue levels.

         Operating profit for the three and six months ended December 31, 2000 were $8.0 million and $16.8 million, respectively compared to $1.9 million and $2.6 million for the three and six months ended December 31, 1999, respectively. This represents an increase of $6.1 million, or 324.8% and $14.2 million, or 552.4%, when comparing Fiscal 2001 to Fiscal 2000. The increase was the result of the increase in net sales and the Company's ability to achieve operating efficiencies reflected in lower SG&A as a percentage of net sales.

         Interest expense increased to $1.2 million and $2.1 million for the three and six months ended December 31, 2000, respectively, compared to $.3 million and $.7 million respectively, for the same periods during Fiscal 2000. The increases were primarily due to the additional borrowings of approximately $15 million to acquire Interface, and the additional borrowings required, to support the increases in accounts receivable and inventory necessary as a result of the growth in net sales.

         Net earnings for the three and six months ended December 31, 2000 were $4.0 million, or 4%, and $8.7 million, or 4.5%, respectively, compared to $.9 million, or 2.0%, and $1.1 million, or 1.3%, respectively, for the comparable periods during Fiscal 2000. The increase in net earnings was attributable to the increase in net sales and the increase in gross profit. The Company also benefited from the acquisition of Interface.

LIQUIDITY AND CAPITAL RESOURCES

         Our agreement with our banks, as amended on September 28, 2000 and January 29, 2001, expires on September 14, 2002.The agreement provides us with a $70 million term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories as defined in the agreement. The interest rate of the credit facility was based on the average 30-day LIBOR rate plus 1.75% through the quarter ended September 30, 2000. At such time, the rate converted to the average 30-day LIBOR rate plus 1.0%-2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. The outstanding balance on the revolving line of credit facility was $58.8 million at December 31, 2000. Borrowings under this facility are collateralized by substantially all of our assets. The agreement contains provisions for maintenance of certain financial ratios, all of which we were in compliance with at December 31, 2000, and prohibits the payment of cash dividends.

         For the six months ended December 31, 2000, our cash used in operating activities was approximately $17.6 million, as compared to net cash used in operating activities of $1.8 million for the same period last fiscal year. The increase in net cash used is primarily attributable to an increase in accounts receivable and inventory. This was partially offset by an increase in accounts payable and accrued expenses and net earnings for the six months ending December 31, 2000. The increase in accounts receivable was the result of the increase in net sales during the quarter. The Company increased its inventory levels to support its sales growth. Net cash used in investing activities increased to $1.7 million for the six months ending December 31, 2000, as compared to $0.2 million for the six months ending December 31, 1999. The increase is primarily attributable to capital expenditures. Net cash provided by financing activities was $19.0 million for the six months ended December 31, 2000 as compared to net cash provided by financing activities of $1.6 million for the comparable period last fiscal year. The increase is primarily attributable to the increase in net borrowings under the line of credit of approximately $19.1 million required to fund the increases in inventory and accounts receivable.

FORM 10-Q                                                      December 31, 2000
Page 15

         Our cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to future acquisitions, if any.

         For the six months ended December 31, 2000 and December 31, 1999, our inventory turnover was 4.9x and 4.1x, respectively. The average days outstanding of our accounts receivable at December 31, 2000 was 48 days, as compared to 55 days at December 31, 1999.

         We believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for at least the next twelve months.


INFLATION

         Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

Quantitative and Qualitative Disclosure about Market Risk.

         We are exposed to interest rate changes with respect to our credit facility which bears interest at the higher of the prime rate or the federal funds rate plus 0.5%, or at our option, at a rate equal to the average 30-day LIBOR rate plus 1.0% to 2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. At January 31, 2001, $60.6 million was outstanding under the credit facility. Changes in the LIBOR interest rate during the fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the LIBOR interest rate will increase or decrease interest expense for us by approximately $0.6 million based on outstanding borrowings at January 31, 2001.

         The impact of interest rate fluctuations on other floating rate debt is not material.

FORM 10-Q                                                      December 31, 2000
Page 16

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

                  Nothing to Report


Item 2.  Changes in Securities and Use of Proceeds

                  Nothing to Report


Item 3.  Defaults Upon Senior Securities

                  Nothing to Report


Item 4.  Submission of Matters to a Vote of Security Holders

         Our Annual Meeting of Shareholders was held on December 12, 2000. The Shareholders approved the following:

         (i)      The election of each of the nominees to the Board of
                  Directors:

                  Stephen A. Cohen          For:  4,724,945     Withheld:  630,575
                  Edward M. Frankel         For:  4,725,342     Withheld:  630,178
                  Charles B. Girsky         For:  4,724,945     Withheld:  630,575
                  Joel H. Girsky            For:  4,724,945     Withheld:  630,575
                  Joseph F. Hickey, Jr.     For:  4,725,342     Withheld:  630,178
                  Joseph F. Oliveri         For:  4,725,342     Withheld:  630,178

         (ii) An amendment to our Certificate of Incorporation to increase the aggregate number of shares of common stock, $0.10 par value per share, which we have the authority to issue from 10,000,000 shares to 20,000,000 shares.

                   For: 5,166,801          Against: 181,997       Abstention: 6,722

         (iii)    The adoption and approval of our 2000 Stock Option Plan.

                  For: 1,816,145          Against: 1,542,987    Abstention: 46,509


Item 5.  Other Information

                  Nothing to Report

FORM 10-Q                                                      December 31, 2000
Page 17




Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  27.1     Financial Data Schedule

                  99.8.9 Amendment to Second Restated and Amended Loan and Security Agreement dated January 29, 2001

         b)       Reports on Form 8-K

                  1. On October 20, 2000, a Current Report on Form 8-K, Amendment No. 2, was filed to include revised audited financial statements of Interface Electronics Corp. as of and for the year ended December 31, 1999, unaudited statements of Interface Electronics Corp. for the nine months ended March 31, 2000 and related proforma information.

                  2. On November 13, 2000, a Current Report on Form 8-K was filed to include under Item 5 the declaration of a 3-for-2 stock split in the form of a 50% stock dividend with respect to the common stock of the Company.

                                SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         JACO ELECTRONICS, INC.
                                              (Registrant)



                                     BY: /s/ Jeffrey D. Gash
                                        ----------------------------------------
                                         Jeffrey D. Gash, Vice President/Finance
                                         (Principal Financial Officer)









DATED: February 13, 2001