Form 10-Q
period 2001-03-31
JACO ELECTRONICS INC
filed 2001-05-15
CIK 52971

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2001

OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________________ to __________________________

Commission File Number 0-5896

                                                       JACO ELECTRONICS, INC
                                                  (Exact name of registrant as specified in its charter)

                                NEW YORK                                                                     11-1978958
               (State or other jurisdiction of                                    (I.R.S. Employer Identification No.)
                incorporation or organization

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

                                                YES X                                                  NO

Number of Shares of Registrant’s Common Stock Outstanding as of May 11, 2001 – 5,697,459 (Excluding 618,300 Shares of Treasury Stock).

FORM 10-Q                                                     March 31, 2001

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                           JACO ELECTRONICS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)

                                                     March 31,          June 30,
                                                      2001                2000
ASSETS

Current Assets

        Cash                                       $  72,848            $ 617,603
        Marketable securities                        726,268              880,954
        Accounts receivable - net                 55,112,694           42,179,468
        Inventories                               80,699,370           53,415,793
        Prepaid expenses and other                 1,784,732              887,804
        Deferred income taxes                      2,814,000            1,975,000

               Total current assets              141,209,912           99,956,622

Property, plant and equipment - net                8,791,603            6,926,734

Excess of cost over net assets acquired - net     19,920,692           16,600,432

Other assets                                       2,919,902            2,845,305

                                                $172,842,109         $126,329,093

            See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                             March 31, 2001

                           JACO ELECTRONICS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)

                                                                                 March 31,         June 30,
                                                                                   2001              2000

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

        Accounts payable and accrued expenses                                  $  50,534,824    $  39,190,011
Current maturities of long term debt and
         capitalized lease obligations                                             1,002,164          807,444
        Income taxes payable                                                         834,815        1,575,319

        Total current liabilities                                                 52,371,803       41,572,774

Long term debt and capitalized lease obligations                                  65,954,449       40,940,877

Deferred income taxes                                                                196,000          225,000

Deferred compensation                                                                837,500          800,000

SHAREHOLDERS' EQUITY

        Preferred stock - authorized, 100,000 shares,
         $10 par value; none issued
        Common stock - authorized, 20,000,000 and 10,000,000
           shares, respectively, $.10 par value; issued 6,315,759
         and 6,252,259 shares, respectively, and 5,697,459
 and 5,633,959 shares outstanding, respectively                                      631,576          625,226
Additional paid-in capital - net                                                  24,437,826       23,906,301
Retained earnings                                                                 30,584,224       20,296,761
Accumulated other comprehensive income                                                33,246          166,669
Treasury stock                                                                    (2,204,515)      (2,204,515)

Total shareholders' equity                                                        53,482,357       42,790,442

                                                                               $ 172,842,109    $ 126,329,093

       See accompanying notes to condensed consolidated financial statements

FORM 10-Q                                                        March 31, 2001

                           JACO ELECTRONICS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                             FOR THE THREE MONTHS ENDED MARCH 31,
                                         (UNAUDITED)

                                                                           2001             2000

NET SALES                                                                $83,680,954   $51,693,699

COST AND EXPENSES

Cost of goods sold                                                        68,313,422    39,680,844

        Gross profit                                                      15,367,532    12,012,855

Selling, general and administrative expenses                              11,585,251     8,691,425

        Operating profit                                                   3,782,281     3,321,430

Interest expense                                                           1,094,788       334,202

        Earnings before income taxes                                       2,687,493     2,987,228

Income tax provision                                                       1,102,000     1,221,000

        NET EARNINGS                                                     $ 1,585,493   $ 1,766,228

Net earnings per common share:

Basic                                                                    $      0.28   $      0.32
Diluted                                                                  $      0.26   $      0.30

Weighted average common shares outstanding:

        Basic                                                              5,692,537     5,486,463
        Diluted                                                            6,165,278     5,887,331

            See accompanying notes to condensed consolidated financial statements

FORM 10-Q                                                        March 31, 2001

                           JACO ELECTRONICS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                             FOR THE NINE MONTHS ENDED MARCH 31,
                                         (UNAUDITED)

                                                                   2001             2000

NET SALES                                                      $278,075,434   $138,811,321

COST AND EXPENSES

Cost of goods sold                                              222,013,053    108,994,750

        Gross profit                                             56,062,381     29,816,571

Selling, general and administrative expenses                     35,471,510     23,918,836

        Operating profit                                         20,590,871      5,897,735

Interest expense                                                  3,152,849      1,002,958

        Earnings before income taxes                             17,438,022      4,894,777

Income tax provision                                              7,150,000      2,031,000

        NET EARNINGS                                           $ 10,288,022   $  2,863,777

Net earnings per common share:

        Basic                                                  $       1.82   $       0.52
        Diluted                                                $       1.66   $       0.51

Weighted average common shares outstanding:

        Basic                                                     5,660,295      5,482,328
        Diluted                                                   6,209,932      5,652,593

            See accompanying notes to condensed consolidated financial statements
FORM 10-Q March 31, 2001 Page 6

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                                                                                                       Accumulated
                                                                    Additional                            other                                              Total
                                                                      paid-in          Retained       comprehensive      Treasury         Deferred       shareholders'
                                        Shares       Amount           capital          earnings          income             stock       compensation        equity
                                   --------------- -------------- ----------------  ---------------- ---------------- ---------------- ----------------------------------
                                   --------------- -------------- ----------------  ---------------- ---------------- ---------------- ----------------------------------

Balance at July 1, 2000                 6,252,259      $ 625,226     $ 24,041,301      $ 20,296,761        $ 166,669     $ (2,204,515)      $ (135,000)     $ 42,790,442

Net earnings                                                                             10,288,022                                                           10,288,022

Unrealized loss on marketable
  securities, net of deferred taxes                                                                         (133,423)                                           (133,423)

Payment of fractional shares                                                                   (559)                                                                (559)

Exercise of stock options                  63,500          6,350          430,275                                                                                436,625

Deferred compensation                                                                                                                          101,250           101,250
                                   --------------- -------------- ----------------  ---------------- ---------------- ---------------- ----------------------------------
Balance at March 31, 2001               6,315,759      $ 631,576     $ 24,471,576      $ 30,584,224         $ 33,246     $ (2,204,515)       $ (33,750)     $ 53,482,357
                                   =============== ============== ================  ================ ================ ================ ==================================

     See accompanying notes to condensed consolidated financial statements.
FORM 10-Q March 31, 2001 Page 7

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                       2001                 2000
                                                                                 ------------------   -----------------
                                                                                 ------------------   -----------------
Cash flows from operating activities
      Net earnings                                                                    $ 10,288,022         $ 2,863,777

Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities
          Depreciation  and amortization                                                 2,320,995           1,323,241
          Deferred compensation                                                            138,750             138,750
          Deferred income tax benefit                                                     (792,000)           (658,000)
          Provision for doubtful accounts                                                1,064,401             455,125
          Changes in operating assets and liabilities,
          Increase in operating assets - net                                           (42,178,132)        (14,863,982)
          Increase in operating liabilities – net                                  10,387,116           8,653,932
                                                                                 ------------------   -----------------
                                                                                 ------------------   -----------------

          Net cash used in operating activities                                        (18,770,848)         (2,087,157)
                                                                                 ------------------   -----------------
                                                                                 ------------------   -----------------

Cash flows from investing activities
Capital expenditures                                                                    (1,830,704)           (453,582)
Increase in marketable securities                                                          (54,737)            (71,470)
Acquisition of operating assets                                                                             (1,212,428)
Business acquisitions - deferred payments                                               (3,792,807)
Increase in other assets                                                                  (204,848)           (189,938)
                                                                                 ------------------   -----------------
                                                                                 ------------------   -----------------

         Net cash used in investing activities                                          (5,883,096)         (1,927,418)
                                                                                 ------------------   -----------------
                                                                                 ------------------   -----------------

Cash flows from financing activities
       Borrowings under line of credit                                                 254,637,255          45,247,667
Payments under line of credit                                                         (230,291,235)        (41,208,947)
Principal payments under equipment financing
and term loans                                                                            (672,897)           (609,705)
Payment of fractional shares                                                                  (559)
Proceeds from exercise of stock options                                                    436,625              90,600
                                                                                 ------------------   -----------------
                                                                                 ------------------   -----------------

Net cash provided by financing activities                                               24,109,189           3,519,615
                                                                                 ------------------   -----------------
                                                                                 ------------------   -----------------

NET DECREASE IN CASH                                                                      (544,755)           (494,960)
                                                                                 ------------------   -----------------
                                                                                 ------------------   -----------------

Cash at beginning of period                                                                617,603             922,247
                                                                                 ------------------   -----------------
                                                                                 ------------------   -----------------

Cash at end of period                                                                     $ 72,848           $ 427,287
                                                                                 ==================   =================
                                                                                 ==================   =================

Supplemental schedule of non-cash financing and
    investing activities:
Accrued acquisition costs                                                                $ 217,193
Equipment acquired under capital lease obligations & note payable                   $ 1,535,169           $ 126,229

     See accompanying notes to condensed consolidated financial statements.
FORM 10-Q March 31, 2001 Page 8 JACO ELECTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) NOTE A - BASIS OF PRESENTATION

1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company’s audited consolidated statements for the year ended June 30, 2000 and the notes thereto included in the Company’s annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2) The Company has a $70,000,000 term loan and revolving line of credit facility with its banks, which is based principally on eligible accounts receivables and inventories as defined in the loan agreement. The agreement was amended to (i) increase the amount available under the revolving line of credit to $70,000,000 (ii) extend the maturity date to September 14, 2002, (iii) change the interest rate to a rate based on the average 30-day LIBOR plus 1-3/4% through the quarter ended September 30, 2000, at such time the rate converted to the average 30-day LIBOR plus 1% to 2-1/4% depending on the Company’s performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and (iv) change the requirements of certain financial covenants. The applicable interest rate may be adjusted quarterly and borrowings under this facility are collateralized by substantially all of the assets of the Company.

3) For interim financial reporting purposes, the Company uses the gross profit method for computing inventories, which consists of goods held for resale.

4) On June 6, 2000, the Company acquired all of the issued and outstanding shares of common stock, no par value, of Interface Electronics Corp. (“Interface”), a distributor of electronic parts, components and equipment, located in Massachusetts. The purchase price was $15,400,000 payable in cash at the closing, (June 6, 2000) plus a deferred payment of $3,960,000 provided that certain conditions, as defined in the purchase agreement, were met. As of March 31, 2001, $3,760,000 of the deferred payment has been paid. The remaining $200,000 has been provided for in the accompanying balance sheet. On the second anniversary of the closing date a deferred payment of up to $2,640,000 shall be paid provided that certain conditions, as defined in the purchase agreement, are met. When the remaining contingency is resolved, the Company shall record the current fair value of the consideration paid as additional goodwill which will be amortized over the remaining life of the asset

        The acquisition has been accounted for as a purchase and the operations of Interface have been included in the Company’s Statement of Earnings since the date of acquisition, June 6, 2000. Included in other assets are the costs of the identifiable intangible assets acquired, principally an employment agreement and a franchise agreement which are being amortized on a straight-line basis over five and fifteen years, respectively. The excess of the purchase price and related expenses over the net tangible and identifiable intangible assets acquired amounted to approximately $17,008,000 and is being amortized on a straight-line basis over twenty years.

5
FORM 10-Q                                                        March 31, 2001

        Summarized below are the unaudited pro forma results of operations of the Company as if Interface has been acquired at the beginning of the fiscal periods presented:

                                              Three Months Ended          Nine Months Ended
                                                   March 31,                  March 31,
                                                     2000                       2000

           Net sales                              $65,688,578            $171,906,301
           Net earnings                             1,707,706                 797,122

           Net earnings per common share:
           Basic                                        $0.31                   $0.15
           Diluted                                      $0.29                   $0.14

        The pro forma financial information presented above for the three and nine months ended March 31, 2000 is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

5) On February 25, 2000, the Company purchased the operating assets of PGI, Industries, Inc., (“PGI”) an exporter of electronic components, located in Ronkonkoma, New York. The purchase price was $1,200,000 paid in cash, plus a deferred payment of $100,000 payable over the next two years based on certain conditions, as defined in the purchase agreement. As of March 31, 2001, $32,807 of the deferred payment has been paid and an additional $17,193 has been provided for in the accompanying balance sheet. When the remaining contingency is resolved, the Company shall record the current fair value of the consideration issued as additional costs of the acquired enterprise. These additional costs shall be amortized over the remaining life of the asset. The acquisition has been accounted for as a purchase and the operations of PGI have been included in the Company’s Statement of Earnings since the date of acquisition, February 25, 2000. The excess of the purchase price over the fair value of the assets acquired, approximately $260,000, is being amortized on a straight-line basis over twenty years. Pro forma results reflecting this acquisition have not been presented, as they do not differ materially from the results presented herein.

6) Total comprehensive income and its components for the three and nine months ended March 31, 2001 and 2000 are as follows:
                                            Three Months Ended             Nine Months Ended
                                                March 31,                      March 31,
                                         ---------------------------   ---------------------------

                                           2001           2000            2001            2000
                                        -----------    ------------    ------------    -----------

Net income                               1,585,493       1,766,228      10,288,022      2,863,777

Unrealized (loss) gain
  on marketable securities                (96,588)           4,587       (209,423)       (49,224)

Deferred Tax benefit (expense)              35,000         (2,000)          76,000         18,000
                                        -----------    ------------    ------------    -----------

Comprehensive income                     1,523,905       1,768,815      10,154,599      2,832,553

                                         ===========    ============    ============    ===========

        Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.
FORM 10-Q March 31, 2001 Page 10

7) On June 26, 2000, the Company announced a 3-for-2 stock split which was in the form of a 50% common stock dividend payable on July 24, 2000 to shareholders of record on July 10, 2000. All references to the number of weighted average common shares outstanding and earnings per share have been restated to reflect the 3-for-2 stock split.

8) The number of shares used in the Company's basic and diluted earnings per share computations are as follows:
                                            Three Months Ended             Nine Months Ended
                                                March 31,                      March 31,
                                            ---------------------------  ---------------------------

                                           2001           2000            2001            2000
                                        -----------    ------------    ------------    -----------

Weighted average common shares
  outstanding net of treasury shares,
  for basic earnings per share           5,692,537       5,486,463       5,660,295      5,482,328

Common stock equivalents for
  stock options                            472,741         400,868         549,637        170,265
                                        -----------    ------------    ------------    -----------

Weighted average common shares
  outstanding for diluted earnings per   6,165,278       5,887,331       6,209,932      5,652,593
share
                                        ===========    ============    ============    ===========

        Excluded from the calculation of earnings per share are options to purchase 45,000 shares of the Company’s common stock for the three and nine months ended March 31, 2001 as compared to 78,000 shares for the three and nine months ended March 31, 2000, as their inclusion would have been antidilutive.

9) The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company’s primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company’s operations in different geographic areas for the three months and nine months ended March 31, 2001 and 2000 is not considered material to the financial statements.

The Company's chief operating decision maker utilizes net sales and net earnings information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company's annual report to shareholders. Information about the Company's segments is as follows: FORM 10-Q March 31, 2001 Page 11
                                                                        Three Months Ended                       Nine Months Ended
                                                                             March 31,                                 March 31,
                                                                        2001          2000                      2001           2000
                                                                          (in thousands)                           (in thousands)
Net sales from external customers
   Electronics components distribution                             $ 76,060           $ 47,510           $257,483           $128,948
   Contract manufacturing                                             7,621              4,184             20,592              9,863

                                                                   $ 83,681           $ 51,694           $278,075           $138,811

Intersegment net sales
   Electronics components distribution                             $    402           $     86           $    784           $    217
   Contract manufacturing                                             _____              _____              _____              _____

                                                                   $    402           $     86           $    784           $    217

Operating profit
   Electronics components distribution                             $  3,415           $  3,118           $ 19,386           $  5,404
   Contract manufacturing                                               367                203              1,205                494

                                                                   $  3,782           $  3,321           $ 20,591           $  5,898

Interest expense
   Electronics components distribution                             $    925           $    215           $  2,692           $    627
   Contract manufacturing                                               170                119                461                376

                                                                   $  1,095           $    334           $  3,153           $  1,003

Income tax provision
   Electronics components distribution                             $  1,021           $  1,186           $  6,845           $  1,982
   Contract manufacturing                                                81                 35                305                 49

                                                                   $  1,102           $  1,221           $  7,150
                                                                                                                               2,031

Identifiable assets
   Electronics components distribution                             $153,252           $ 77,262           $153,252           $ 77,262
   Contract manufacturing                                            19,590             10,940             19,590             10,940

                                                                   $172,842           $ 88,202           $172,842           $ 88,202

Capital expenditures
   Electronics components distribution                             $    543           $    120           $  1,072           $    249
   Contract manufacturing                                               113                759                205
                                                                                                                            --------

                                                                   $    543           $    233           $  1,831           $    454

Depreciation and amortization
   Electronics components distribution                             $    579           $    279           $  1,655           $    850
   Contract manufacturing                                               256                167                666                473

                                                                   $    835           $    446           $  2,321           $  1,323
FORM 10-Q March 31, 2001 Page 12 JACO ELECTRONICS, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information, this filing includes forward-looking statements that involve risks and uncertainties, including, but not limited to, general industry and economic conditions, the impact of competitive products, product demand and market acceptance risks, fluctuations in operating results, delays in development of highly-complex products, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company’s expansion efforts and the financial strength of the Company’s customers and suppliers and other risks detailed from time to time in the Company’s Securities and Exchange Commission filings. The forward-looking statements in this filing involve risks and uncertainties which could cause actual results, performance or trends, including margins, SG&A expenses as a percentage of revenues and earnings per diluted share, to differ materially from those expressed in the forward-looking statements. The Company believes that all forward-looking statements made by it have a reasonable basis, but there can be no assurance that management’s expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Actual results may differ materially from such information set forth herein.

GENERAL

        Jaco is a distributor of electronic components, provider of contract manufacturing and value-added services. Products distributed by Jaco include semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and monitors, and power supplies used in the assembly and manufacturing of electronic equipment.

        The Company’s customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (outsourcing). The Company intends to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by Jaco consist of automated inventory management services, kitting (e.g. supplying sets of specified quantities of products to a customer that are prepackaged for ease of feeding the customer’s production lines), and contract manufacturing through Nexus Custom Electronics, Inc., a wholly owned subsidiary of the Company. The Company is also expanding in the flat panel display value-added market, which includes full system integration, kitting and the implementation of touch technologies.

FORM 10-Q March 31, 2001 Page 13 Results of Operations

The following table sets forth certain items in the Company’s statements of operations as a percentage of net sales for the periods shown:

                                       Three Months Ended             Nine Months Ended
                                           March 31,                      March 31,
                                    ------------------------       -----------------------

                                      2001           2000            2001           2000
                                    --------       --------        --------       --------
                                    --------

Net sales                                   100.0%      100.0%          100.0%         100.0%
Cost of goods sold                      81.7           76.8            79.8           78.6
                                    --------       --------        --------       --------
                                    --------
Gross profit                            18.3           23.2            20.2           21.4
Selling, general and
 administrative expenses                13.8           16.8            12.8           17.2
                                    --------       --------        --------       --------
                                    --------
Operating profit                         4.5            6.4             7.4            4.2
Interest expense                         1.3            0.6             1.1            0.7
                                    --------       --------        --------       --------
                                    --------
Earnings before income taxes             3.2            5.8             6.3            3.5
Income tax provision                     1.3            2.4             2.6            1.4
                                    --------       --------        --------       --------
NET EARNINGS                            1.9%           3.4%            3.7%           2.1%
COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

        Net sales for the three and nine months ended March 31, 2001 were $83.7 million and $278.1 million, respectively, compared to $51.7 million and $138.8 million for the three and nine months ended March 31, 2000, respectively, representing increases of 61.9% and 100.3%. The Company’s increases in net sales were the result of strong demand for components that had existed during the earlier periods of the fiscal year and the additional sales from the acquisition of Interface. During the current quarter, demand for electronic components significantly decreased. A general economic downturn has resulted in large supplies of excess inventory. The Company’s sales for the current quarter were impacted.

Gross profit margins as a percentage of net sales were 18.3% and 20.2% for the three and nine months ended March 31, 2001, respectively, compared to 23.2% and 21.4% for the three and nine months ended March 31, 2000, respectively. Gross profit margin decreased as the result of a change in product mix toward active components, which historically realize slightly lower margins, compared to capacitors and resistors. Additionally, the excess supply throughout the electronic components industry has resulted in products selling for lower margins than the comparable three and nine months periods last year.

        Selling, general and administrative (“SG&A”) expenses were $11.6 million and $35.5 million for the three and nine months ended March 31, 2001, respectively, compared to $8.7 million and $23.9 million for the three and nine months ended March 31, 2000, respectively. This represents an increase of $2.9 million, or 33.3% and $11.6 million, or 48.3% for the three and nine months ended March 31, 2001, respectively, compared to the same periods for Fiscal 2000. The increase in spending is primarily

FORM 10-Q March 31, 2001 Page 14

attributable to expenses necessary to support the growth in sales. These expenses include additional sales and marketing personnel, investments in the Company’s infrastructure, variable costs associated with the increase in net sales and the additional costs associated with the acquisition of Interface. As a result of the soft demand for electronic components, the Company has reduced staffing levels and limited discretionary spending. As a percentage of net sales, SG&A decreased to 13.8% and 12.8% for the three and nine months ended March 31, 2001, respectively, compared to 16.8% and 17.2% for the comparable periods during Fiscal 2000. The decreases reflect operating efficiencies associated with the higher level of net sales.

        Operating profit for the three and nine months ended March 31, 2001 were $3.8 million and $20.6 million, respectively, compared to $3.3 million and $5.9 million for the three and nine months ended March 31, 2000, respectively. This represents an increase of $0.5 million, or 13.9% and $14.7 million, or 249.1%, when comparing Fiscal 2001 and Fiscal 2000. The increases were the result of the increases in net sales and the Company’s ability to achieve operating efficiencies reflected in lower SG&A as a percentage of net sales. The current quarter was only up slightly due to the decrease in gross profit margins.

        Interest expense increased to $1.1 million and $3.2 million for the three and nine months ended March 31, 2001, respectively, compared to $0.3 million and $1.0 million, respectively, for the same periods during Fiscal 2000. The increases were primarily due to the additional borrowings of approximately $19 million paid to date to acquire Interface, and the additional borrowings required to support the increases in accounts receivable and inventory necessary to support the growth in net sales.

        Net earnings for the three and nine months ended March 31, 2001 were $1.6 million, or 1.9%, and $10.3 million, or 3.7%, respectively, compared to $1.8 million, or 3.4%, and $2.9 million, or 2.1%, respectively, for the comparable periods during Fiscal 2000. The increase in net earnings for the nine months was attributable to the increase in net sales as a result of strong demand for electronic components and the acquisition of Interface. The three months net earnings were down slightly, as a result of the decrease in gross profit margins due to the change in product mix and the slowing of the economy.

LIQUIDITY AND CAPITAL RESOURCES Our agreement with our banks, as amended on September 28, 2000 and January 29, 2001, expires on September 14, 2002. The agreement provides us with a $70 million term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories as defined in the agreement. The interest rate of the credit facility was based on the average 30-day LIBOR rate plus 1.75% through the quarter ended September 30, 2000. At such time, the rate converted to the average 30-day LIBOR rate plus 1.0%-2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. The outstanding balance on the revolving line of credit facility was $64.1 million at March 31, 2001. Borrowings under this facility are collateralized by substantially all of our assets. The agreement contains provisions for maintenance of certain financial ratios, all of which we were in compliance with at March 31, 2001, and prohibits the payment of cash dividends.

        For the nine months ended March 31, 2001, our cash used in operating activities was approximately $18.8 million, as compared to net cash used in operating activities of $2.1 million for the same period last fiscal year. The increase in net cash used is primarily attributable to an increase in accounts receivable and inventory. This was partially offset by an increase in accounts payable and accrued expenses and net earnings for the nine months ended March 31, 2001. The increase in accounts receivable was the result of the increase in net sales for the three months ended March 31, 2001, as compared to the same period last year. The Company increased its inventory levels to support its sales growth. Net cash used in investing activities increased to $5.9 million for the nine months ended March 31, 2001, as compared to $1.9 million for the nine months ended March 31, 2000. The increase is primarily attributable to a deferred payment related to the Interface acquisition. Net cash provided by financing activities was $24.1 million for the nine months ended March 31, 2001 as compared to net cash provided by financing activities of $3.5 million for the comparable period last fiscal year. The increase is primarily attributable to the increase in net borrowings under the line of credit of approximately $20.3 million required to fund the increases in inventory and accounts receivable.

FORM 10-Q March 31, 2001 Page 15 Our cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to future acquisitions, if any. For the nine months ended March 31, 2001 and March 31, 2000, our inventory turnover was 4.4x and 3.8x, respectively. The average days outstanding of our accounts receivable at March 31, 2001 were 48 days, as compared to 52 days at March 31, 2000.

        We believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for at least the next twelve months.

Inflation

        Inflation has not had a significant impact on the Company’s operations during the last three fiscal years.

Quantitative and Qualitative Disclosure about Market Risk.

        We are exposed to interest rate changes with respect to our credit facility which bears interest at the higher of the prime rate or the federal funds rate plus 0.5%, or at our option, at a rate equal to the average 30-day LIBOR rate plus 1.0% to 2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. At April 30, 2001, $61.1 million was outstanding under the credit facility. Changes in the LIBOR interest rate during the fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the LIBOR interest rate will increase or decrease interest expense for us by approximately $0.6 million based on outstanding borrowings at April 30, 2001.

The impact of interest rate fluctuations on other floating rate debt is not material.
FORM 10-Q                                                         March 31, 2001

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

                      Nothing to Report

Item 5. Other Information

                       Nothing to Report

Item 6.       Exhibits and Reports on Form 8-K

a)      Exhibits: None

b)      Reports on Form 8-K:  None
S I G N A T U R E Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. JACO ELECTRONICS, INC. (Registrant) BY: /s/ Jeffrey D. Gash Jeffrey D. Gash, Vice President/Finance (Principal Financial Officer) DATED: May 14, 2001