Form 10-K
period 2001-06-30
JACO ELECTRONICS INC
filed 2001-09-28
CIK 52971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]                                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                            SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ..........................................................................................................................................June 30, 2001

[  ]                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________ to ________________________________

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
(State or other jurisdiction of incorporation or organization)                                            ( I.R.S. Employer Identification No.)
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

                                                                                Yes: X             No: ______

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

             The aggregate market value of Common Stock held by non-affiliates of the Company, computed by reference to the closing price on Septermber 24 , 2001 was $17,556,293.

             Number of shares outstanding of each class of Common Stock, as of September 24, 2001: 5,707,459 shares.

                                                             DOCUMENTS INCORPORATED BY REFERENCE:

Part	III: Definitive Proxy Statement to be filed on or before October 29, 2001, under Regulation 14A, in connection with the Company’s 2001 Annual Meeting of Shareholders.

Forward-Looking Statements

        This report contains forward-looking statements with respect to the financial condition, results of operations and business of Jaco Electronics, Inc. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this document or in documents incorporated by reference.

        These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

      o     Dependence  on a limited  number of  suppliers  for  products  which  generate a significant portion of our sales.
      o     Absence of long-term contracts.
      o     Strikes  or delays  in air or sea  transportation  and  possible  future  United
            States  legislation  with respect to pricing  and/or  import  quotas on products imported from foreign countries.
      o     Recent terroists attacks may create instability and uncertainty in the electronic components industry.
      o     General economic downturns in the electronic  components industry which may have
            an  adverse  economic  effect  upon   manufacturers,   end-users  of  electronic
            components and electronic components distributors.
      o     Volatile pricing of electronic components.
      o     Competitive  pressures  in  the  industry  may  increase  significantly  through industry consolidation and entry of new competitors.
      o     Costs or difficulties  related to the integration of  newly-acquired  businesses may be greater than expected.
      o     Limited  allocation of products by suppliers may reduce  availability of certain products.
      o     Adverse changes may occur in the securities markets.

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

Our Company

        We are a leading distributor of electronic components to industrial OEMs and contract manufacturers throughout North America. We also provide contract manufacturing services to our industrial OEM customers. We distribute products such as semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and monitors and power supplies, which are used in the manufacture and assembly of electronic products, including:

o telecommunications equipment            o computers and office equipment

o medical devices and instrumentation     o industrial equipment and controls

o military/aerospace systems              o automotive and consumer electronics

        We have two distribution centers and 20 strategically located sales offices throughout the United States. We distribute more than 35,000 products from over 75 vendors, including such market leaders as Kemet Electronics Corporation, Vishay Intertechnology, Inc., and Samsung Semiconductor, Inc., to a base of over 6,000 customers through a dedicated and highly motivated sales force. To enhance our ability to distribute electronic components, we provide a variety of value-added services including automated inventory management services, assembling stock items for our customers into pre-packaged kits, integrating and assembling various custom components with flat panel displays to customer specifications and providing contract manufacturing services. Our core customer base consists primarily of small and medium-sized manufacturers that produce electronic equipment used in a wide variety of industries.

        In June 2000, we acquired Interface Electronics Corp.("Interface"). We paid $15.4 million in cash and assumed $3.3 million in bank debt and are obligated to make deferred payments of up to approximately $6.6 million during the two year period following June 2000 if certain “minimum sales” levels are achieved. For the period ended June 7, 2001, Interface met certain “minimum sales” levels, and we paid an amount equal to $3.76 million Interface is a distributor of electronic components, primarily in the Northeast and Southeast United States. As a result of the Interface acquisition, we have acquired distribution rights for certain significant vendor lines in the United States.

Our Industry

        The electronic components distribution industry has become an increasingly important sales channel for component manufacturers. Electronic components distributors relieve component manufacturers of a portion of the costs and personnel needed to warehouse and sell their products. Distributors market manufacturers’ products to a broader range of OEMs than such manufacturers could economically serve with their direct sales forces. Today, distributors have become an integral part of their customers’ purchasing and inventory process. Distributors offer their customers the ability to outsource their purchasing and warehousing responsibilities. Electronic Data Interchange (“EDI”) permits distributors to receive timely scheduling of component requirements from customers enabling them to provide these value-added services. Distributors also work with their suppliers to ensure that manufacturers’ components are integrated into the design of new products.

Products

        We currently distribute over 35,000 stock items. Our management believes that it is necessary for us to carry a wide variety of items in order to fully service our customers’ requirements. Our products fall into two broad categories: “active” and “passive” components. Historically, active components and passive components each represented approximately 50% of our net distribution sales. With the additional suppliers added as a result of the azquistion of Interface, active components represented approximately 60% of our net distribution sales and passive components represented 40% during the current fiscal year.

        Active components principally include semiconductors. Semiconductors consist of such items as integrated circuits, microprocessors, transistors, diodes, dynamic random access memory (“RAM”), static RAMs, video RAMs and metal oxide field effect transistors. Computer subsystems are an integral part of personal computers and computer workstations and incorporate such items as flat panels and flat panel monitors, touchscreens and controllers. Passive components consist primarily of capacitors, electromechanical devices, and resistors.

Value-Added Services

        We also provide a number of value-added services which are intended to attract new customers, to maintain and increase sales to existing customers and, in the case of flat panel system integration and contract manufacturing, to generate revenues from new customers. Value-added services include:

      o     Automated Inventory Management Services.  We offer comprehensive, state-of-the-art solutions that effectively manage our customers' inventory reordering, stocking and administration functions.  These services reduce paperwork, inventory, cycle time, and the overall cost of doing business for our customers.

      o     Kitting.  Kitting consists of assembling to a customer's specifications two or more of our 35,000 stock items into pre-packaged kits ready for use in the customer's assembly line.  Kitting services allow us to provide a partial or complete fill of a customer's order and enable the customer to more efficiently manage its inventory.

      o     Flat Panel  System  Integration.  We provide  customized  hardware  and software solutions to meet  specific flat panel  display  requirements.  We can assemble, integrate, test and deliver complete flat panel display products.

      o     Contract  Manufacturing.  We also provide contract manufacturing services to our
            OEM customers  which include  procurement of customer  specified  components and raw  materials  from our network of suppliers and other  suppliers,  assembly of components on printed circuit boards ("PCBs"),  and post assembly  testing.  Our manufacturing  process  consists  of  both  advanced  surface  mount  technology
            ("SMT")  as  well  as  conventional   pin-through-hole  ("PTH")  interconnection
            technologies.  The SMT process  allows for more  miniaturization,  cost  savings and shorter  lead paths  between  components  (which  results in greater  signal speed).

Sales and Marketing

        We believe we have developed valuable long-term customer relationships and an in-depth understanding of our customers’ needs and purchasing patterns. Our sales personnel are trained to identify our customers’ requirements and to actively market our entire product line to satisfy those needs. We serve a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense, aerospace, medical equipment and other industries. None of our customers individually represented more than seven percent of net sales in any of the fiscal years ended June 30, 2001, 2000 and 1999.

        As an authorized distributor for key vendors, we are able to offer our customers engineering support as well as warranty protection from the product manufacturers which enhances our ability to attract new customers and close sales. We provide additional customer support through communication with customers from computer to computer or through EDI, and through technically competent product managers and Field Application Engineers (“FAEs”). Our FAEs provide design support and technical assistance to our customers with detailed data solutions employing the latest technologies.

        Sales are made throughout North America from the sales departments maintained at our two distribution facilities located on the East and West Coasts of the United States in California and New York and from 20 strategically located sales offices. Sales are made primarily through personal visits by our employees and by a staff of trained telephone sales personnel who answer inquiries and receive and process orders from customers. In addition, we utilize the services of independent sales representatives whose territories include parts of North America and several foreign countries. These independent sales representatives operate under agreements which are terminable by either party upon 30 days’ notice and prohibit them from representing competing product lines. Independent sales representatives are authorized to solicit sales of all of our product lines.

Suppliers

        Manufacturers of electronic components increasingly rely on the marketing, customer service and other resources of distributors who market their product lines to customers not normally served by the manufacturer, and to supplement the manufacturer’s direct sales efforts in other accounts often by providing value-added services not offered by the manufacturer. Manufacturers seek distributors who have strong relationships with desirable customers, are financially strong, have the infrastructure to handle large volumes of products and can assist customers in the design and use of the manufacturers’ products. Currently, we have non-exclusive distribution agreements with many manufacturers, including California Micro Devices Corporation, Dallas Semiconductor Corporation, Epson Electronics America, Inc., Hynix Semiconductor America, Inc., Johanson Dielectrics, Inc., Kemet Electronics Corporation, North American Capacitor Company, Samsung Semiconductor, Inc., TDK Corporation of America, and Vishay Intertechnology, Inc. We continuously seek to identify potential new suppliers and obtain additional distributorships for new lines of products. We believe that such expansion and diversification will increase our sales and market share.

        We generally purchase products from manufacturers pursuant to non-exclusive distributor agreements. As an authorized distributor, we are able to offer our suppliers marketing support.

        Most of our distributor agreements are cancelable by either party, typically upon 30 to 90 days’ notice. These agreements typically provide for price protection, stock rotation privileges and the right to return inventory. Price protection is typically in the form of a credit to us for any inventory in our possession for which the manufacturer reduces its prices. Stock rotation privileges typically allow us to exchange inventory in an amount up to five percent of a prior period’s purchases. Upon termination of a distributor agreement, the right of return typically requires the manufacturer to repurchase our inventory at our adjusted purchase price. We believe that the above-described provisions of our distributorship agreements generally have served to reduce our exposure to loss from unsold inventory. Because price protection, stock rotation privileges and the right to return inventory are limited in scope, there can be no assurances that we will not experience significant losses from unsold inventory in the future.

Operations

        Component Distribution. Inventory management is critical to a distributor’s business. We constantly focus on a high number of resales or “turns” of existing inventory to reduce exposure to product obsolescence and changing customer demand.

        Our central computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information of our distribution business. Our distribution software system includes financial systems, EDI, customer order entry, purchase order entry to manufacturers, warehousing and inventory control. Each of our sales departments and offices is electronically linked to our central computer systems which provides fully integrated on-line real-time data with respect to our inventory levels. Our inventory management system was developed internally and is considered proprietary. We track inventory turns by vendor and by product, and our inventory management system provides immediate information to assist in making purchasing decisions and decisions as to which inventory to exchange with suppliers under stock rotation programs. Our inventory management system also uses bar-code technology along with scanning devices, which we supply to certain customers, and is networked to the facilities of such customers. In some cases, customers use computers that interface directly with our computers to identify available inventory and rapidly process orders. We also monitor supplier stock rotation programs, inventory price protection, rejected material and other factors related to inventory quality and quantity. This system enables us to more effectively manage our inventory and to respond more quickly to customer requirements for timely and reliable delivery of components. Our inventory turnover was approximately 4.9 times for the fiscal year ended June 30, 2001.

        Contract Manufacturing. We conduct our contract manufacturing operations through our wholly owned subsidiary Nexus Custom Electronics, Inc., at two locations. The first location is an approximately 32,000 square foot facility located in Brandon, Vermont. The second location is an approximately 30,000 square foot facility located in Woburn, Massachusetts. Nexus provides contract manufacturing services to our OEM customers, which includes procurement of customer specified components and raw materials from our network of suppliers and other suppliers, assembly of components on PCBs and post-assembly testing. OEMs then incorporate the PCBs into finished products. In assembling PCBs, Nexus is capable of employing both PTH and SMT. PTH is a method of assembling PCBs in which component leads are inserted and soldered into plated holes in the board. SMT is a method of assembling PCBs in which components are fixed directly to the surface of the board, rather than being inserted into holes.

        Nexus’ Vermont manufacturing facility has earned ISO 9002 certification by the Geneva-based organization dedicated to the development of worldwide standards for quality management guidelines and quality assurance. Management believes sophisticated customers increasingly are requiring their manufacturers to be ISO 9002-certified for purposes of quality assurance.

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

Employees

        At June 30, 2001, we had a total of 475 employees, of which 157 were employed by Nexus. Of our total employees, 12 were engaged in administration, 56 were managerial and supervisory employees, 199 were in sales and 208 performed warehouse, manufacturing and clerical functions. Of these employees, Nexus employed two in administration, 16 in management and supervisory positions, two in sales and 137 in warehouse, manufacturing and clerical functions. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Item 2. Properties.

        All of our facilities are leased except for the Brandon, Vermont property which is owned by Nexus. We currently lease 24 facilities strategically located throughout the United States, two of which are multipurpose facilities used principally as administrative, sales, and purchasing offices, as well as warehouses, one of which is used for contract manufacturing and the remainder of which are used principally by us as sales offices. Our satellite sales offices range in size from approximately 500 square feet to approximately 4,000 square feet. Base rents for such properties range from approximately $1,000 per month to approximately $9,800 per month. Depending on the terms of each particular lease, in addition to base rent, we may also be responsible for portions of real estate taxes, utilities and operating costs, or increases in such costs over certain base levels. The lease terms range from one year to as long as five years. All facilities are linked by computer terminals to our Hauppauge, New York headquarters. The following table sets forth certain information regarding our four principal leased facilities:

                                Base Rent                            Expiration
                                ---------                             ----------
     Location                   Per Month  Square Feet   Use            Date
     --------                   ---------  -----------   ---            ----

Hauppauge, NY (1) ............   $53,600   72,000   Administrative,   12/31/03
                                                    Sales and
                                                    Warehouse

Franklin, MA .................   $18,100   11,700   Sales             3/31/05

Woburn, MA ...................   $14,300   30,000   Manufacturing     7/31/05

Westlake Village,CA  ........... $10,000   11,000 Administrative,     4/30/03
                                                    Sales and
                                                    Warehouse
(1)	Leased from a partnership owned by Joel H. Girsky and Charles B. Girsky at a current monthly rent which the Company believes represents the fair market value for such space.

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

PART II

Item 5. Market For the Company's Common Stock and Related Security Holder Matters.
(a) Our common stock is traded on the Nasdaq National Market under the symbol “JACO.” The stock prices listed below represent the high and low sale prices of the common stock, as reported by the Nasdaq National Market, for each fiscal quarter beginning with the first fiscal quarter of the fiscal year ended June 30, 2000. Stock prices prior to July 25, 2000 have been adjusted to give effect to a 3-for-2 stock split which was effective on July 24, 2000.

                                                                 High           Low
                                                                 ----           ---
 Fiscal Year 2000:

First quarter ended September 30, 1999 .............        $    4.38     $    1.67

Second quarter ended December 31, 1999 .............             4.00          2.00

Third quarter ended March 31, 2000 .................             9.83          3.21

Fourth quarter ended June 30, 2000 .................            18.67          5.33

 Fiscal Year 2001:

First quarter ended September 30, 2000 .............        $   19.67     $   10.75

Second quarter ended December 31, 2000 .............            16.88          6.13

Third quarter ended March 31, 2001 .................            10.75          5.69

Fourth quarter ended June 30, 2001 .................             8.09          4.66

 Fiscal Year 2002:

(through September 24, 2001) .......................        $    6.39          $3.25
(b) On September 24, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $3.85 per share (which gives effect to the 3-for-2 stock split which was effective on July 24, 2000). As of August 30, 2001, there were approximately 139 holders of record of our common stock. We believe our stock is held by more than 1,800 beneficial owners.

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

Item 6. Selected Consolidated Financial Data.

        The selected consolidated financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. The historical results are not necessarily indicative of results to be expected for any future period. The share and per share data have been adjusted to give effect to a 3-for-2 stock split which was effective on July 24, 2000.

                                                                                Year Ended June 30
                                                                   ----------------------------------------------
                                                                   ----------------------------------------------
                                                           2001        2000       1999         1998       1997
                                                          --------    --------   --------     --------   --------
                                                                (in thousands, except per share data)
Consolidated Statement Of Operations Data:

Net sales .............................................  $350,222    $209,325   $140,711     $153,674   $155,098

Cost of goods sold ....................................   283,382     162,443    113,335      121,796    122,993
                                                         --------    --------   --------     --------   --------
Gross profit ..........................................    66,840      46,882     27,376       31,878     32,105

Selling, general and administrative expenses ..........    46,098      34,523     27,642       28,707     27,640
                                                                     --------   --------     --------   --------
  Operating profit (loss) .............................    20,742      12,359       (266)       3,171      4,465

Interest expense ......................................     4,120       1,559      1,309        1,140        971
                                                         --------    --------   --------     --------   --------
  Earnings (loss) before income taxes .................    16,622      10,801     (1,575)       2,031      3,494

Income tax expense (benefit) ..........................     6,772       4,425       (418)         847      1,415
                                                         --------    --------   --------     --------   --------
Net earnings (loss) ...................................  $  9,850    $  6,376   $ (1,157)    $  1,184   $  2,079
                                                         ========    ========   ========     ========   ========
Net earnings (loss) per common share     .............

Basic .................................................  $   1.74   $   1.16     $  (0.21)  $   0.21    $   0.36
                                                           ========   ========     ========   ========  ========

Diluted ..............................................  $   1.59    $   1.11   $  (0.21)    $   0.20   $   0.35
                                                         ========    ========   ========     ========   ========
Weighted average number of
common and common equivalent
shares outstanding ....................................     5,670       5,498      5,547        5,755      5,849
  Basic
  Diluted .............................................     6,179       5,766      5,547        5,882      5,922

                                                At June 30
                                 ------------------------------------------------
                                       2001       2000     1999     1998     1997
                                    -------    -------   ------   ------   ------
Consolidated Balance Sheet Data:                     (in thousands)

Working capital .................$   78,308    $58,384  $41,998  $42,481  $41,146

Total assets ....................   136,315    126,329   72,931   73,419   69,996

Short-term debt .................     1,082        807      792      663      599

Long-term debt ..................    56,128     40,941   18,886   17,037   15,553

Shareholders' equity ............    53,251     42,790   34,868   36,625   35,892
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

                                                        Year Ended June 30,
                                                --------------------------------
                                                  2001        2000        1999
                                                 ------      ------      ------
Net sales .................................       100.0%      100.0%      100.0%
                                                  ------      ------      ------
Cost of goods sold ........................        80.9        77.6        80.5
                                                  ------      ------      ------
Gross profit ..............................        19.1        22.4        19.5
Selling, general and administrative .......        13.2        16.5        19.7
                                                  ------      ------      ------
expenses
Operating profit (loss) ...................         5.9         5.9        (0.2)
Interest expense ..........................         1.2         0.8         0.9
                                                  ------      ------      ------
Earnings (loss) before income taxes .......         4.7         5.1        (1.1)
Income tax provision (benefit) ............         1.9         2.1        (0.3)
                                                  ------      ------      ------
Net earnings (loss) .......................         2.8%        3.0%       (0.8)%
                                                  ======      ======      ======

Comparison of Fiscal Year Ended June 30, 2001 (“Fiscal 2001”) with Fiscal Year Ended June30,
2000 (“Fiscal 2000”)

        Net sales for Fiscal 2001 were $350.2 million, an increase of 67.3%, as compared to $209.3 million for Fiscal 2000. Our net sales benefited from both a strong demand for components throughout the electronics industry for the first six months and additional sales generated from the acquisition of Interface Electronics Corp.(Interface). Interface brought a new customer base as well as additional suppliers to sell to our existing customers. During the last two quarters of Fiscal 2001, the demand for components was greatly reduced. As a result, we experienced a decrease in sales sequentially. We believe net sales will continue to be impacted for the foreseeable future until such time that the excess inventory at our customers have been used.

        Gross Profit was $66.8 million in Fiscal 2001, an increase of $19.9 million, or 42.6%, compared to Fiscal 2000. Gross profit margins as a percentage of net sales were 19.1% during Fiscal 2001 compared to 22.4% during Fiscal 2000. The decrease in gross profit margins was as a result of the weakening in demand for electronic components toward the end of Fiscal 2001 and an increase in semiconductor sales due to the new suppliers that were added by the acquisition of Interface.

        Selling, general and administrative (“SG&A”) expenses were $46.1 million in Fiscal 2001, an increase of $11.6 million, or 33.5%, compared to $34.5 million in Fiscal 2000. As a percentage of net sales, SG&A expenses decreased in Fiscal 2001 to 13.2% compared to 16.5% in Fiscal 2000. The increase in spending is attributable to higher staffing levels that was required to support the increase in net sales, an increase in variable costs such as commissions paid to sales personnel, and the additional costs associated with the acquisition of Interface. The decrease in SG&A expenses as a percentage of net sales reflects operating efficiencies realized by higher sales.

        Interest expense increased to $4.1 million in Fiscal 2001, as compared to $1.6 million in Fiscal 2000. The increase was primarily attributable to the additional borrowings needed for the acquisition of Interface, and capital required due to the increase in accounts receivable and inventory that were necessary to support the growth in sales.

        Net earnings for Fiscal 2001 were $9.9 million, or $1.59 per share diluted compared to net earnings for Fiscal 2000 of $6.4 million, or $1.11 per share diluted. The increase in net earnings was attributable to the increase in net sales, the operating efficiencies realized by the increase in net sales, and the successful integration of Interface during the fiscal year.

Comparison of Fiscal Year Ended June 30, 2000 with Fiscal Year Ended June 30, 1999 ("Fiscal 1999")

        Net sales for Fiscal 2000 were $209.3 million, an increase of $68.6 million, or 48.8%, as compared to $140.7 million reported for Fiscal 1999. Our net sales benefited from strong demand for components throughout the electronics industry. In addition, we have continued to experience strong demand for flat panels and flat panel monitors. We have also made significant investments in sales personnel and infrastructure, which has contributed to our sales growth. We continue to enhance our sales by providing value-added services related to assisting customers in procurement and inventory management.

        Gross profit was $46.9 million in Fiscal 2000, an increase of $19.5 million or 71.2%, compared to $27.4 million in Fiscal 1999. Gross profit margins as a percentage of net sales were 22.4% during Fiscal 2000 compared to 19.5% during Fiscal 1999. The strong demand for electronic components is primarily responsible for the increase in gross profit margins during Fiscal 2000.

        Selling, general and administrative (“SG&A”) expenses were $34.5 million in Fiscal 2000, an increase of $6.9 million, or 24.9%, compared to $27.6 million in Fiscal 1999. As a percentage of net sales, SG&A expenses decreased in Fiscal 2000 to 16.5% compared to 19.7% in Fiscal 1999. The increase in spending is primarily attributable to expenses necessary to support the growth in sales. These expenses include additional sales and marketing personnel, investments in our infrastructure, and the additional costs associated with the acquisition of substantially all the assets of PGI Industries Inc. ("PGI")and the acquisition of Interface. The decrease as a percentage of net sales reflects operating efficiencies realized by us with higher revenue levels.

        Operating profit (loss) for Fiscal 2000 was $12.4 million as compared to $(0.3) million for Fiscal 1999. As a percentage of net sales, operating profit (loss) increased in Fiscal 2000 to 5.9% as compared to (0.2)% in Fiscal 1999.

        Interest expense increased to $1.6 million in Fiscal 2000, as compared to $1.3 million in Fiscal 1999. The 19.1% increase was primarily due to the additional net borrowings of approximately $15 million to acquire Interface during the fourth quarter of Fiscal 2000. We will continue to see increased interest expense to the extent of higher borrowing levels.

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

Liquidity and Capital Resources

        Our agreement with our banks, as amended, which expires on September 14, 2002, provides us with a $80 million revolving line of credit facility through September 30, 2001, at which point it will revert back to $70 million. The credit facility is based principally on eligible accounts receivable and inventories as defined in the agreement. The interest rate of the credit facility was based on the average 30-day LIBOR rate plus 1.75% through the quarter ended September 30, 2000 and since October 1, 2000, the rate converted to the average 30-day LIBOR rate plus 1.0% to 2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and is adjusted quarterly. The interest rate on the credit facility for the quarter ended June 30, 2001 was the 30-day LIBOR rate plus 1.5%. The outstanding balance on the revolving line of credit facility was $54,6 million at June 30, 2001. Borrowings under this facility are collateralized by substantially all of our assets. The agreement contains provisions for maintenance of certain financial ratios, all of which we were in compliance with at June 30, 2001, and prohibits the payment of cash dividends.

        For Fiscal 2001, our net cash used in operating activities was approximately $8.8 million, as compared to net cash used in operating activities of $7.0 million for Fiscal 2000. The increase in net cash used is primarily attributable to a decrease in accounts payable during the fiscal year, partially offset by a decrease in accounts receivable for Fiscal 2001. Net cash used in investing activities decreased to $6.2 million for Fiscal 2001 as compared to $13.4 million for Fiscal 2000. The decrease is primarily attributable to the acquisition of the operating assets of PGI and the purchase of Interface during Fiscal 2000.

        Our cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to, future acquisitions, if any.

        For Fiscal 2001 and Fiscal 2000, our inventory turnover was 4.9x and 3.7x, respectively. The average days outstanding of our accounts receivable at June 30, 2001 was 42 days, as compared to 57 days at June 30, 2000.

        We believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for at least the next twelve months.

Inflation

        Inflation has not had a significant impact on our operations during the last three fiscal years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to interest rate changes with respect to our credit facility which bears interest at the higher of the prime rate or the federal funds rate plus 0.5%, or at our option, at a rate equal to the average 30-day LIBOR rate plus 1.0% to 2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. At June 30, 2001, $54.6 million was outstanding under the credit facility. Changes in the LIBOR interest rate during Fiscal 2001 will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the LIBOR interest rate will increase or decrease interest expense for us by approximately $0.5 million based on outstanding borrowings at June 30, 2001.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. No response to this Item is required.

PART III

Item 10. Directors and Executive Officers of the Company.

        Incorporated herein by reference is the information to appear under the caption “Election of Directors” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 29, 2001.

Item 11. Executive Compensation.

        Incorporated herein by reference is the information to appear under the caption “Executive Compensation” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 29, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        Incorporated herein by reference is the information to appear under the caption “Principal Shareholders; Shares Held by Management” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 29, 2001.

Item 13. Certain Relationships and Related Transactions.

        Incorporated herein by reference is the information to appear under the caption “Certain Transactions” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 29, 2001.

                                          PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
                                                                                Page
                                                                                 ----
(a)  (1)Financial Statements included in Part II, Item 8, of this Report:
            Index to Consolidated Financial Statements and Schedule             F-1
            Report of Independent Certified Public Accountants                  F-2
            Consolidated Balance Sheets                                         F-3- F-4
            Consolidated Statements of Operations                               F-5
            Consolidated Statement of Changes in Shareholders' Equity           F-6
            Consolidated Statements of Cash Flows                               F-7
            Notes to Consolidated Financial Statements                          F-8- F-30

     (2)    Financial Statement Schedule included in Part IV of this Report:
            Report of Independent Certified Public Accountants on Schedule      F-31
            Schedule II - Valuation and Qualifying Accounts                     F-32

                               INDEX TO CONSOLIDATED
                         FINANCIAL STATEMENTS AND SCHEDULE

                                                                             Page

Report of Independent Certified Public Accountants                            F-2

Financial Statements

    Consolidated Balance Sheets                                             F-3 - F-4

    Consolidated Statements of Operations                                     F-5

    Consolidated Statement of Changes in Shareholders' Equity                 F-6

    Consolidated Statements of Cash Flows                                     F-7

    Notes to Consolidated Financial Statements                             F-8 - F-31

    Report of Independent Certified Public Accountants
      on Schedule                                                            F-32

    Schedule II - Valuation and Qualifying Accounts                          F-33
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Jaco Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Jaco Electronics, Inc. and Subsidiaries (the “Company”) as of June 30, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jaco Electronics, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Melville, New York
August 16, 2001

                     Jaco Electronics, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,

                        ASSETS                                 2001          2000

CURRENT ASSETS
   Cash .............................................        $89,523       $617,603
   Marketable securities ............................        771,406        880,954
   Accounts receivable, less allowance for doubtful
     accounts of $1,695,000 in 2001 and $1,111,000
     in 2000 ........................................     37,820,946     42,179,468
   Inventories ......................................     62,212,121     53,415,793
   Prepaid expenses and other .......................        824,121        887,804
   Prepaid and refundable income taxes ..............        486,325
   Deferred income taxes ............................      2,190,000      1,975,000

      Total current assets ..........................    104,394,442     99,956,622

PROPERTY, PLANT AND EQUIPMENT - AT COST, NET ........      8,389,651      6,926,734

DEFERRED INCOME TAXES ...............................        436,000

GOODWILL, less accumulated amortization of $2,121,000
   in 2001 and $1,141,000 in 2000 ...................     20,095,844     16,600,432

OTHER ASSETS ........................................      2,998,902      2,845,305
                                                         -----------    -----------
                                                        $136,314,839   $126,329,093
                                                         ===========    ===========

The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS (continued)

                                    June 30,

                    LIABILITIES AND
                 SHAREHOLDERS' EQUITY                        2001           2000

 CURRENT LIABILITIES
   Accounts payable                                     $  21,035,641  $  35,346,299
   Current maturities of long-term debt and
     capitalized lease obligations                         1,081,905        807,444
   Accrued compensation                                    2,335,614      2,191,693
   Accrued expenses                                        1,632,803      1,652,019
   Income taxes payable                                                   1,575,319
                                                          ----------      ---------

       Total current liabilities                          26,085,963     41,572,774

 LONG-TERM DEBT AND CAPITALIZED LEASE
   OBLIGATIONS                                            56,128,243     40,940,877

 DEFERRED INCOME TAXES                                                      225,000

 DEFERRED COMPENSATION                                       850,000        800,000

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY
   Preferred stock - authorized, 100,000 shares, $10
     par value; none issued
   Common stock - authorized, 20,000,000 and
       10,000,000 shares, respectively, $.10
     par value; issued, 6,315,759 and 6,252,259
     shares,
     respectively, and 5,697,459 and 5,633,959 shares
     outstanding, respectively                               631,576        625,226
   Additional paid-in capital, net                        24,615,866     23,906,301
   Retained earnings                                      30,146,599     20,296,761
   Accumulated other comprehensive income                     61,107        166,669
   Treasury stock - 618,300 shares at cost                (2,204,515)    (2,204,515)
                                                         -----------     -----------
                                                          53,250,633     42,790,442
                                                         -----------     -----------
                                                        $136,314,839   $126,329,093
                                                         ===========    ===========

The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,

                                                  2001           2000              1999

Net sales ...................................  $350,222,202   $209,325,180    $140,710,825
Cost of goods sold ..........................   283,382,288    162,443,001     113,334,627
                                                -----------     -----------    -----------
     Gross profit ...........................    66,839,914     46,882,179      27,376,198

 Selling, general and administrative expenses    46,098,155     34,522,667      27,642,724
                                                 -----------     -----------    -----------
     Operating profit (loss) ................    20,741,759     12,359,512        (266,526)

Interest expense ............................     4,119,362      1,558,558       1,308,624
                                                  ---------      ---------       ----------

     Earnings (loss) before income taxes ....    16,622,397     10,800,954      (1,575,150)

Income tax provision (benefit)                    6,772,000      4,425,000        (418,000)
                                                  ---------      ---------       ----------

     NET EARNINGS (LOSS) ....................   $ 9,850,397    $ 6,375,954      $(1,157,150)
                                                  =========      =========        ==========

Net earnings (loss) per common share:
   Basic ....................................   $      1.74   $       1.16    $      (0.21)
   Diluted ..................................   $      1.59   $       1.11    $      (0.21)

Weighted-average common shares and common
   equivalent shares outstanding:
    Basic ...................................     5,669,560      5,497,866       5,547,405
    Diluted .................................     6,178,653      5,766,086       5,547,405

The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                    Years ended June 30, 2001, 2000 and 1999

                                                                                    Accumulated
                                                        Additional                      other                        Deferred        Total
                                   Common stock           paid-in        Retained   comprehensive     Treasury        compen-     shareholders'
                                 Shares    Amount        capital         earnings      income           stock         sation        equity

Balance at July 1, 1998 .....   4,065,721  $ 406,572    $22,801,295    $15,077,957   $ 164,385       $(1,419,962)   $(405,000)    $36,625,247

Net loss ....................                                           (1,157,150)                                                (1,157,150)
Unrealized gain on marketable
  securities - net of .......
  deferred taxes ............                                                           49,322                                        49,322
Deferred compensation expense                                                                                         135,000         135,000
Purchase of treasury stock                                                                              (784,553)                    (784,553)

Balance at June 30, 1999        4,065,721     406,572     22,801,295     13,920,807      213,707        (2,204,515)    (270,000)     34,867,866

Net earnings ................                                             6,375,954                                                    6,375,954
Unrealized loss on marketable
  securities - net of .......
  deferred taxes ............                                                           (47,038)                                        (47,038)
Exercise of stock options ...    102,482      10,248        860,760                                                                     871,008
Stock options income tax ....
benefits                                                    431,840                                                                     431,840
Restricted stock plan income
tax benefits                                                155,812                                                                     155,812
Effect of 3-for-2 stock split  2,084,056      208,406      (208,406)
Deferred compensation expense                                                                                          135,000          135,000

                              ----------   ----------     ----------    ----------     ----------     ----------    ----------        ----------
Balance at June 30, 2000 ....  6,252,259      625,226     24,041,301    20,296,761       166,669      (2,204,515)     (135,000)        42,790,442

Net earnings ................                                            9,850,397                                                     9,850,397
Unrealized loss on marketable
  securities - net of .......
  deferred taxes                                                                        (105,562)                                       (105,562)
Exercise of stock options ...     63,500        6,350        430,275                                                                     436,625
Stock options income tax ....
benefits                                                     111,890                                                                     111,890
Restricted stock plan income
tax benefits                                                  32,400                                                                      32,400
Payment of fractional shares                                                  (559)                                                         (559)
Deferred compensation expense                                                                                         135,000             135,000

                               ----------   ----------     ----------   ----------    ----------     ----------    ----------        ----------
Balance at June 30, 2001 ....   6,315,759   $ 631,576    $ 24,615,866  $ 30,146,599    $ 61,107     $(2,204,51)                      $ 53,250,633
                               ==========    ==========    ==========    ==========    =========     ==========    ==========         ============

The accompanying notes are an integral part of this statement.

                     Jaco Electronics, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,

                                                                        2001             2000              1999

Cash flows from operating activities
  Net earnings (loss) ..........................................   $   9,850,397      $   6,375,954    $ (1,157,150)

  Adjustments to reconcile net earnings
  (loss) to net cash provided by (used in) operating activities
     Depreciation and amortization .............................       3,223,205        1,868,420        1,587,766
     Deferred compensation .....................................         185,000          185,000          185,000
     Deferred income tax (benefit) expense .....................        (803,402)        (996,963)         351,000
     Gain on sale of equipment .................................                                              (918)
     Provision for doubtful accounts ...........................       1,397,601          597,694          981,622
     Changes in operating assets and
     liabilities, net of
      effects of acquisitions
        Decrease (increase) in accounts receivable..............       2,736,517      (14,659,938)      (2,502,904)
        (Increase) decrease in inventories .....................      (8,951,107)     (15,356,153)       2,512,569
        (Increase) decrease in prepaid expenses and other.......          (9,558)         (57,057)         542,416
        (Increase) decrease in prepaid and refundable income taxes..... (486,325)
        (Decrease) increase in accounts payable.................     (14,310,658)      10,630,824         (710,232)
        Increase (decrease) in accrued compensation.............         143,921        1,299,706          (61,188)
        (Decrease) increase in accrued expenses.................        (244,216)        540,639            12,488
        (Decrease) increase in income taxes payable.............      (1,575,319)       2,566,174          (380,723)
                                                                      ----------        ----------        ----------
     Net cash (used in) provided by operating activities.........     (8,843,944)       (7,005,700)       1,359,746
                                                                      ----------        ----------        ----------
Cash flows from investing activities
  Purchase of marketable securities ............................         (56,692)         (73,407)         (39,139)
  Capital expenditures .........................................      (1,997,194)        (892,149)      (1,603,361)
  Proceeds from the sale of equipment ..........................                          128,892                             9,689
  Business acquisitions, net of cash acquired ..................                      (14,877,230)
  Business acquisitions - deferred payments ....................      (3,810,000)
  (Increase) decrease in other assets ..........................        (327,264)       2,342,542           (7,834)

                                                                      ----------        ----------        ----------
     Net cash used in investing activities .....................      (6,191,150)      (13,371,352)      (1,640,645)
                                                                      ----------        ----------        ----------

Cash flows from financing activities
  Borrowings from line of credit ...............................     324,090,871       95,831,956       53,507,313
  Borrowings under term loan for equipment .....................                                           575,000
  Payments of line of credit ...................................    (309,269,516)     (76,391,130)     (51,851,995)
  Principal payments under equipment financing..................        (733,983)        (612,792)        (590,889)
  Payments under term loan .....................................        (160,714)        (214,286)        (214,286)
  Purchase of treasury stock ...................................                                          (784,553)
  Payment of fractional shares .................................            (559)
  Proceeds from exercise of stock options ......................         436,625          871,008
  Stock options income tax benefits ............................         111,890          431,840
  Restricted stock plan income tax benefits ....................          32,400          155,812
                                                                      ----------        ----------      -----------
     Net cash provided by financing activities..................      14,507,014        20,072,408          640,590
                                                                      ----------        ----------       -----------

     NET (DECREASE) INCREASE IN CASH ...........................        (528,080)        (304,644)          359,691

Cash at beginning of year ......................................         617,603          922,247           562,556
                                                                      ----------        ----------       -----------

Cash at end of year ............................................      $   89,523      $   617,603         $ 922,247
                                                                      ==========      ============        ==========

Supplemental disclosures of cash flow
information:
  Cash paid during the year for:
   Interest ....................................................    $  4,120,000       $  1,559,000       $ 1,310,000

   Income taxes ................................................       9,493,000          2,267,000            22,000
Supplemental schedule of non-cash financing
and investing activities:
        Accrued acquisition costs ................................       225,000
   Equipment under capital leases and note payable                     1,535,169            126,229           552,544

The accompanying notes are an integral part of these statements.
Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001, 2000 and 1999

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

Electronics parts distribution sales include exports made principally to customers located in Western Europe, Canada, Mexico, and the Far East. For the years ended June 30, 2001, 2000 and 1999, export sales amounted to approximately $52,358,000, $8,170,000 and $4,810,000, respectively.

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

                         3.             Investments in Marketable Securities

Investments in marketable securities consist of investments in mutual funds. Such investments have been classified as "available-for-sale securities" and are reported at fair market value, which is inclusive of unrealized gains of $95,139 and $261,379 in 2001 and 2000, respectively. Changes in the fair value of available-for-sale securities are included in accumulated other comprehensive income, net of the related deferred tax effects.

                         4.             Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

Jaco Electronics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2001, 2000 and 1999
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

                           6.              Goodwill And Other Intangible Assets

Goodwill and other intangible assets represent the excess of the aggregate price paid by the Company over the fair market value of the tangible assets acquired in business acquisitions accounted for as a purchase. Goodwill and other identifiable intangible assets have been amortized on a straight-line basis from five to forty years.

The Company has reviewed long-lived assets and certain identifiable intangibles (including goodwill, property and equipment) for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. An impairment loss would have been recognized when estimated future discounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified such impairment losses.

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. However, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. The new standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test.

The Company has adopted, as of July 1, 2001, the provisions of SFAS Nos. 141 and 142. Therefore, annual and quarterly amortization of goodwill of approximately $1,120,000 and $280,000, respectively, will no longer be recognized. By December 31, 2001, the Company will have completed a transitional fair value-based impairment test of goodwill to determine if the fair value is less than the recorded value at July 1, 2001. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended December 31, 2001 as a cumulative effect of a change in accounting principle.

                           7.              Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which income tax expenses or benefits are expected to be realized in future years. A valuation allowance had been established to reduce deferred tax assets attributable to a subsidiary of the Company. During fiscal 2001, the Company utilized a significant portion of the net operating loss carryforwards and thus eliminated the valuation allowance.

Jaco Electronics, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2001, 2000 and 1999 NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
                           8.              Earnings (Loss) Per Common Share

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

                           9.              Financial Instruments and Business Concentrations

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company's customer base, their dispersion across geographic areas and industries, along with the Company's policy of maintaining credit insurance. The Company routinely addresses the financial strength of its customers and, historically, its accounts receivable credit risk exposure is limited. However, during the fourth quarter of fiscal 1999 the Company recorded approximately $630,000 of additional bad debt expense, relating to the bankruptcy of a customer.

Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. The Company's principal financial instrument consists of a revolving credit facility, expiring on September 14, 2002, with two participating banks. The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rate approximates the current prevailing interest rate.

The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements. During the year ended June 30, 2001, products purchased from three suppliers accounted for 14%, 12% and 10%, respectively, of net sales. As is common in the electronics distribution industry, from time to time the Company has experienced terminations of relationships with suppliers. There can be no assurance that, in the event a supplier cancelled its distributor agreement with the Company, the Company will be able to replace the sales with sales of other products.

Jaco Electronics, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2001, 2000 and 1999 NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                          10.             Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                          13.              Advertising

Advertising costs are expensed as incurred and totaled $175,954, $109,308 and $250,198 for the years ended June 30, 2001, 2000 and 1999, respectively.

                      Jaco Electronics, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           June 30, 2001, 2000 and 1999

NOTE B - INVENTORY

   Inventories consist of the following:

                                                                June 30,
                                                          2001             2000

    Finished goods and goods held for resale         $52,841,604      $48,609,676
    Work-in-process                                    1,401,102          885,688
    Raw materials                                      7,969,415        3,920,429
                                                      ----------        ---------
                                                     $62,212,121      $53,415,793
                                                     ===========      ===========

NOTE C - PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of:

                                                 Useful
                                                  life              June 30,
                                                 in years      2001         2000

     Land, building and improvements            10 to 30  $1,482,419  $  1,482,419
     Machinery and equipment                     3 to 7   11,573,339     8,928,252
     Internally developed software costs           7       1,952,319     1,831,851
     Transportation equipment                    3 to 5      162,707        88,105
     Leasehold improvements                      5 to 10   1,293,424        601,218
                                                           ---------    -----------
                                                          16,464,208    12,931,845
                                                          ==========    ==========
     Less accumulated depreciation and
     amortization
        (including $1,378,070 in 2001 and
        $950,604 in 2000 of capitalized lease
        amortization)                                      8,074,557     6,005,111
                                                           ---------     ---------
                                                         $ 8,389,651  $  6,926,734
                                                           =========     =========

Included in machinery and equipment are assets recorded under capitalized leases at June 30, 2001 and 2000 for $3,967,825 and $2,468,686, respectively. Accumulated amortization of internally developed software costs at June 30, 2001 and 2000 aggregated $654,010 and $383,713, respectively.

                      Jaco Electronics, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           June 30, 2001, 2000 and 1999

 NOTE D - INCOME TAXES

    The components of the Company's provision (benefit) for income taxes are as follows:

                                                         June 30,
                                            2001           2000            1999

    Federal
       Current                          $5,853,000     $3,448,000      $(887,000)
       Deferred                           (803,000)       (67,000)       351,000
                                         ---------      ---------       --------
                                         5,050,000      3,381,000       (536,000)

    State                                1,722,000      1,044,000        118,000
                                         ---------      ---------       --------
                                        $6,772,000     $4,425,000      $(418,000)
                                         =========      =========       ========

    The Company's effective income tax rate differs from the statutory U.S.
   Federal income tax rate as a result of the following:

                                                                   June 30,
                                                         2001        2000          1999

    Statutory Federal tax rate                           34.0%       34.0%         (34.0)%
    State income taxes, net of Federal tax
    benefit                                               6.7         5.5            5.0
    Sales expense for which no tax benefit arises         1.0          .9            2.4
    Other                                                (1.0)         .6             .1
                                                         -----       -----         ------
    Effective tax rate                                   40.7%       41.0%         (26.5)%
                                                         =====       =====          ======

                      Jaco Electronics, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           June 30, 2001, 2000 and 1999

 NOTE D - INCOME TAXES (continued)

  Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes are summarized as follows:

                                                            2001           2000

     Deferred tax assets
        Net operating loss carryforwards               $   187,000    $   430,000
        Allowance for bad debts                            619,000        384,000
        Inventory valuation                              1,820,000      1,421,000
        Deferred compensation                              310,000        292,000
        Other deferred tax assets                          364,000        352,000

                                                         3,300,000      2,879,000

     Deferred tax liabilities
        Depreciation                                      (594,000)      (618,000)
        Unrealized gain on marketable securities
          available for sale                               (34,000)       (99,000)
        Other                                              (46,000)       (87,000)

                                                         2,626,000      2,075,000

     Valuation allowance                                                 (325,000)

     Net deferred tax asset                              $2,626,000    $1,750,000

At June 30, 2001, the Company, through an acquisition, has available a Federal net operating loss carryforward of approximately $413,000. Such net operating loss is subject to certain limitations and expires in varying amounts during the fiscal years 2007 through 2010. Further, the Company had established a valuation allowance with respect to the net deferred tax assets attributable to this acquired subsidiary, which was eliminated during fiscal 2001.

                      Jaco Electronics, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           June 30, 2001, 2000 and 1999

NOTE E - EARNINGS (LOSS) PER COMMON SHARE

                                                                        For the year ended June 30,
                                                2001                            2000                           1999
                                        Income     Shares     Per        Income    Shares     Per       Loss       Shares      Per
                                        (numer-   (denomi-   share       (numer-  (denomi-   share      (numer-    (denomi-    share
                                         ator)     nator)    amount       ator)    nator)    amount      ator)      nator)     amount

   Basic earnings
   (loss) per share;
     income available
     to common shareholders            $9,850,397  5,669,560   $1.74    $6,375,954  5,497,866  $1.16   $(1,157,150)  5,547,405  $(0.21)

   Effect of dilutive
   securities
     Stock options                                   509,093                         268,220

   Diluted earnings
   (loss) per
     share; income
     available
     to common
     shareholders
     plus assumed
     conversions                      $9,850,397   6,178,653   $1.59    $6,375,954  5,766,086  $1.11  $(1,157,150)   5,547,405  $(0.21)

     Excluded from the  calculation of earnings (loss) per share are options and warrants to purchase  90,688,45,000 and 832,943 shares in fiscal 2001, 2000 and 1999, respectively, as their inclusion would have been antidilutive.

                     Jaco Electronics, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           June 30, 2001, 2000 and 1999

NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS

    Debt and capitalized lease obligations are as follows:

                                                                 June 30,
                                                            2001           2000

   Term loan and revolving line of credit (a)          $54,556,622     $39,895,981
   Other term loans (b)                                    324,689         469,535
   Equipment note                                           30,634
   Capitalized lease obligations (c)                     2,561,909       1,533,389

                                                        57,473,854      41,898,905

   Less amounts representing interest on capitalized
      lease obligations                                    263,706         150,584

                                                        57,210,148      41,748,321

   Less current maturities                               1,081,905         807,444

                                                       $56,128,243     $40,940,877
(a) Term Loan and Revolving Line of Credit Facility

The Company’s agreement with its banks, as amended, provides the Company with a $80,000,000 revolving line of credit facility through September 30, 2001, at which point it will revert back to $70,000,000. The credit facility is based principally on eligible accounts receivable and inventories of the Company as defined in the agreement. The agreement was amended during fiscal 2001 to (i) increase the amount available under the revolving line of credit, and (ii) extend the maturity date to September 14, 2002. The interest rate is based on the average 30-day LIBOR plus 1% to 2-1/4% depending on the Company’s performance for the immediately preceding four fiscal quarters measured by a certain financial ratio. The applicable interest rate may be adjusted quarterly and borrowings under this facility are collateralized by substantially all of the assets of the Company. The outstanding balance on the revolving line of credit facility was $54,556,622 at June 30, 2001, with an associated interest rate of 5.43%. The agreement contains provisions for maintenance of certain financial ratios, all of which the Company is in compliance with, and prohibits the payment of cash dividends.

                      Jaco Electronics, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           June 30, 2001, 2000 and 1999

NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)

   (b)  Other Term Loans

        Other term loans as of June 30, 2001 are as follows:

                                                                      Monthly
         Date of loan                     Balance       Term          payment

         March 16, 1995                $  24,019       84 months      $2,730
         January 14, 1999                300,670       60 months       9,829
                                        --------
                                        $324,689

The above loans are collateralized by the related equipment acquired, having a carrying value of approximately $398,000 at June 30, 2001 and $586,000 at June 30, 2000. The agreements contain, among other things, restrictive covenants on one of the Company’s subsidiaries, which place limitations on: (i) consolidations, mergers and acquisitions, (ii) additional indebtedness, encumbrances and guarantees, (iii) loans to shareholders, officers or directors, (iv) dividends and stock redemptions, and (v) transactions with affiliates, all as defined in the agreements. The loans bear interest payable monthly, at 5.5% and 1% per annum, respectively.

(c) Capitalized Lease Obligations

The Company leases certain equipment under agreements accounted for as capital leases. The aggregate obligations for the equipment require the Company to make monthly payments through March 2005, with implicit interest rates from 7.0% to 8.5%.

                     Jaco Electronics, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           June 30, 2001, 2000 and 1999

NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)

    The following is a summary of the aggregate annual maturities of debt and capitalized lease obligations as of June 30, 2001:

                                                                        Capitalized
                                                            Debt          leases

    Year ending June 30,
       2002                                           $    145,933    $    980,122
       2003                                             54,680,336         788,395
       2004                                                 76,363         469,864
       2005                                                  8,562         323,528
       2006                                                    751
                                                        ----------      ----------
                                                       $54,911,945      $2,561,909
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

Year ending June 30, 2002 $1,986,932 2003 1,795,106 2004 1,119,499 2005 563,636 2006 86,548 ---------- $5,551,721 ========= Jaco Electronics, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2001, 2000 and 1999 NOTE G - COMMITMENTS AND CONTINGENCIES (continued)

In addition, the Company leases office and warehouse facilities from a partnership owned by two officers and directors of the Company. The lease expires in December 2003 and requires minimum annual lease payments as follows:

Year ending June 30, 2002 $ 659,327 2003 692,293 2004 354,589 $1,706,209

The Company’s rent expense was approximately $602,000 for each of the years ended June 30, 2001, 2000 and 1999, respectively, in connection with the above lease.

Rent expense on office and warehouse facilities leases for the years ended June 30, 2001, 2000 and 1999 was approximately $1,826,000, $1,235,000 and $1,131,000, respectively, net of sublease income of approximately $115,000, $127,000 and $110,000, respectively.

2. Other Leases

The Company also leases various office equipment and automobiles under noncancellable operating leases expiring through June 2005. The minimum rental commitments required under these leases at June 30, 2001 are as follows:

Year ending June 30, 2002 $350,387 2003 160,299 2004 30,762 2005 3,482 $544,930 Jaco Electronics, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2001, 2000 and 1999 NOTE G - COMMITMENTS AND CONTINGENCIES (continued) 3. Employment Agreements

The Company has entered into employment agreements with three executive officers which provide for annual base salaries aggregating $785,000 through June 30, 2004 and contain provisions for severance payments in the event of change of control as defined in the agreements. The Company’s agreements with its Chairman and Executive Vice President provides for cash bonuses equal to 4% and 2%, respectively, of the Company’s earnings before income taxes for each fiscal year in which such earnings are in excess of $1,000,000 or 6% and 3%, respectively, of the Company’s earnings before income taxes if such earnings are in excess of $2,500,000 up to a maximum annual cash bonus of $720,000 and $360,000, respectively. In addition, the Company’s agreement with its Chairman provides for a deferred compensation which accrues at a rate of $50,000 per year and becomes payable in its entirety no later than January 15th of the year next following his cessation of employment for any reason. Effective July 1, 2001, the Company is obligated to provide health insurance to the Chairman, Executive Vice President, and their respective spouses commencing upon their termination of employment with Jaco and ending on the later to occur of (i) their death or (ii) the death of their respective spouses.

On June 6, 2000, the Company entered into an employment agreement with an Executive Vice President which provides for an annual base of $300,000 through May 30, 2003. The employment agreement also provides for an annual cash bonus equal to 2% of certain gross profit dollars, as defined.

4.Other Matters

The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company’s results of operations or financial position. However, the ultimate outcome of these matters cannot be determined at this time, and accordingly, no amounts have been provided for in the accompanying consolidated financial statements.

NOTE H - RETIREMENT PLAN

The Company maintains a 401(k) Plan that is available to all employees, to which the Company contributes up to a maximum of 1% of each employee’s salary. For the years ended June 30, 2001, 2000 and 1999, the Company contributed to this plan approximately $175,000, $116,000 and $96,000, respectively.

Jaco Electronics, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2001, 2000 and 1999 NOTE I - SHAREHOLDERS' EQUITY

On June 26, 2000, the Company announced a 3-for-2 stock split which was in the form of a 50% common stock dividend payable on July 24, 2000 to shareholders of record on July 10, 2000. All references to the number of weighted average common shares outstanding and earnings per share have been restated to reflect the 3-for-2 stock split.

In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the “1993 Non-Qualified Stock Option Plan,” hereinafter referred to as the “1993 Plan.” The Board of Directors or Plan Committee is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. In December 1997, the shareholders of the Company approved an increase in the amount of shares reserved for the 1993 plan to 900,000 from 440,000, of which 676,223 are outstanding at June 30, 2001.

In October 1993, the Board of Directors approved the adoption of a stock option plan for outside directors, known as the “1993 Stock Option Plan for Outside Directors,” hereinafter referred to as the “Outside Directors Plan.” Each outside director who was serving as of December 31, 1993 was granted a nonqualified stock option to purchase 22,000 shares of the Company’s common stock at the fair market value on the date of grant. Each outside director who was serving on December 31 of each calendar year subsequent to 1993 was granted options to purchase 4,399 shares of the Company’s common stock annually. The Outside Directors Plan expired on January 1, 1998, with a total of 13,197 options outstanding at June 30, 2001. Granted options shall expire upon the earlier of five years after the date of grant or one year following the date on which the outside director ceases to serve in such capacity.

In June 1997, the Company appointed an additional outside director to the Board of Directors who received 15,000 options to purchase the Company’s common stock at the fair market value on the date of grant. In September 1998, two outside directors were each granted 11,250 options to purchase the Company’s common stock at the fair market value on the date of grant. These 37,500 options were not granted pursuant to any of the Company’s existing stock option plans.

Jaco Electronics, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2001, 2000 and 1999 NOTE I - SHAREHOLDERS' EQUITY (continued)

In October 2000, the Board of Directors approved the adoption of the “2000 Stock Option Plan”, hereinafter referred to as the “2000 Plan”. The 2000 Plan provides for the grant of incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) to employees, officers, directors, consultants and advisers of the Company. The Board of Directors or Plan Committee is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. In the case of ISOs granted to shareholders owning more than 10% of the Company’s voting securities, the exercise price shall be no less than 110% of the fair market value of the Company’s common stock on the date of grant. All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option. The 2000 plan reserves 600,000 shares of the Company’s common stock, of which 238,250 are outstanding at June 30, 2001.

Outstanding options granted to employees, directors and officers for the last three fiscal years are summarized as follows:

                                                                           Weighted -
                                                 Nonqualified               average
                                                 stock options             exercise
                                             Price range      Shares         price

    Outstanding at July 1, 1998              $3.18 - $8.50  534,845          $4.91

    Granted                                  $1.79 - $2.75  397,500           2.23
    Expired                                  $3.18 - $8.50 (204,402)          3.19

    Outstanding at June 30, 1999             $1.79 - $8.50  727,943           3.79

    Granted                                  $2.50 - $13.71 258,000           4.70
    Exercised                                $1.79 - $8.50 (153,723)          5.67
    Expired                                  $2.50 - $4.67  (41,800)          3.44

    Outstanding at June 30, 2000             $1.79 - $13.71 790,420           3.74

    Granted                                  $6.01 - $8.00  238,250           7.91
    Exercised                                $2.50 - $8.50  (63,500)          6.88

    Outstanding at June 30, 2001             $1.79 - $13.71 965,170           4.56

    Amounts exercisable at
       June 30, 2001                        $1.79 - $13.71  726,920           3.46
Jaco Electronics, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2001, 2000 and 1999 NOTE I - SHAREHOLDERS' EQUITY (continued)

The following table summarizes information concerning currently outstanding and exercisable nonqualified stock options:

                                        Options outstanding                      Options exercisable
                                                Weighted-                              Weighted-
                                               average                                 average
                                               remaining     Weighted-                 remainin         Weighted-
                                              contractual     average                 contractual        average
        Range of exercise         Number         life        exercise    Number          life            exercise
            prices              outstanding    (months)       price    exercisable     (months)           price

         $1.79 - $4.67          677,521          30            $2.77    677,521           30              $2.77

         $5.67 - $8.00          242,649         111            $7.87      4,399            6              $5.67

        $13.71 -                  45,000         47            $13.71     45,000          47              $13.71

The weighted-average option fair value on the grant date was $4.82, $4.97 and $.92 for options issued during the years ended June 30, 2001, 2000 and 1999, respectively.

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”; it applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Plan and does not recognize compensation expense for such Plan. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company’s reported net earnings and earnings per share would be reduced to the pro forma amount indicated below for the years ended June 30:

                                                  2001         2000           1999

    Net earnings (loss)
       As reported                            $9,850,397    $6,375,954   $(1,157,150)
       Pro forma                               8,732,958     6,098,272    (1,523,550)
    Net earnings (loss) per common share  -
    basic
       As reported                                 $1.74         $1.16        $(0.21)
       Pro forma                                    1.54          1.11         (0.27)
    Net earnings (loss) per common share -
    diluted
       As reported                                 $1.59         $1.11        $(0.21)
       Pro forma                                    1.41          1.06         (0.27)
Jaco Electronics, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2001, 2000 and 1999 NOTE I - SHAREHOLDERS' EQUITY (continued)

These pro forma amounts may not be representative of future disclosures because they do not take into account pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30, 2001, 2000 and 1999, respectively; expected volatility of 93%, 109% and 55%; risk-free interest rates of 5.33%, 6.25% and 5.08%; and expected term of 3 years for all years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Board of Directors of the Company had authorized the purchase of up to 375,000 shares of its common stock under a stock repurchase program. In fiscal 1998, the Board of Directors authorized the repurchase of up to an additional 600,000 shares of the Company’s common stock. The purchases were made by the Company from time to time on the open market at the Company’s discretion and were dependent on market conditions. The Company had made purchases of 618,300 shares of its common stock from July 31, 1996 through September 13, 2000 for aggregate consideration of $2,204,515. On September 14, 2000, the Board of Directors passed a resolution to terminate the stock repurchase program.

In June 1997, the Company’s Board of Directors approved the adoption of a restricted stock plan, which was subsequently ratified by shareholders during the Company’s December 1997 annual meeting. The plan enables the Board of Directors or Plan Committee to have sole discretion and authority to determine who may purchase restricted stock, the number of shares, the price to be paid and the restrictions placed upon the stock. Pursuant to this plan, the Company issued 135,000 shares of common stock to certain employees at a purchase price of $.67 per share. Shares purchased are subject to a four-year vesting period and the Company recognized $135,000 of compensation expense during fiscal 2001, 2000 and 1999 in connection with this plan.

                     Jaco Electronics, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           June 30, 2001, 2000 and 1999

NOTE J - COMPREHENSIVE INCOME (LOSS)

   Total comprehensive income and its components for the years ended June30,
   2001, 2000 and 1999 are as follows:

                                                 2001         2000         1999

     Net income (loss)                       $9,850,397   $6,375,954   $(1,157,150)
     Unrealized (loss) gain on marketable
         securities                            (166,240)     (74,076)      77,673
     Deferred tax benefit (expense)              60,678       27,038       (28,351)

     Comprehensive income (loss)             $9,744,835   $6,328,916   $(1,107,828)
Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities, net of the related tax effect. note K - ACQUISITIONS

On June 6, 2000, the Company acquired all of the issued and outstanding shares of common stock, no par value, of Interface Electronics Corp. ("Interface"), a distributor of electronic parts, components and equipment, located in Massachusetts. The purchase price was $15,400,000 payable in cash, plus a deferred payment of $3,960,000, provided that certain conditions, as defined in the purchase agreement, were met. As of June 30, 2001, $3,760,000 of the deferred payment has been paid. The remaining $200,000 has been provided for in the accompanying balance sheet. An additional $25,000 has been provided for in the accompanying balance sheet due to a purchase price adjustment. On the second anniversary of the closing date a deferred payment of up to $2,640,000 shall be paid provided that certain conditions, as defined in the purchase agreement, are met. When the remaining contingency is resolved, the Company shall record the current fair value of the consideration paid as additional goodwill which will be amortized over the remaining life of the asset.

The acquisition has been accounted for as a purchase and the operations of Interface have been included in the Company's Statement of Earnings since the date of acquisition. Included in other assets are the costs of the identifiable intangible assets acquired, principally an employment agreement and a

Jaco Electronics, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2001, 2000 and 1999 NOTE K - ACQUISITIONS (continued)

franchise agreement which are being amortized on a straight-line basis over five and fifteen years, respectively. The excess of the purchase price and related expenses over the net tangible and identifiable intangible assets acquired amounted to approximately $17,486,000 and is being amortized on a straight line basis over twenty years. A summary of the allocation of the assets and liabilities acquired follows:

         Operating assets acquired                     $ 13,306,956
         Employment agreement                               685,000
         Franchise agreement                                550,000

                                                         14,541,956

         Liabilities assumed                            (12,414,389)
         Transaction costs                                 (228,241)

                                                        (12,642,630)

         Goodwill                                        17,485,674

         Total purchase price                          $ 19,385,000

Summarized below are the unaudited pro forma results of operations of the Company as if Interface has been acquired at the beginning of the fiscal periods presented:

                                        Pro forma years ended June 30,
                                            2000             1999

         Net sales                    $252,756,821     $172,131,191
         Net income (loss)               3,993,635       (3,531,947)

         Net income (loss) per share
            Basic                             $0.73           $(0.64)
            Diluted                            0.69            (0.64)

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

Jaco Electronics, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2001, 2000 and 1999 NOTE K - ACQUISITIONS (continued)

On February 25, 2000, the Company purchased the operating assets of PGI, Industries, Inc., (“PGI”) an exporter of electronic components, located in Ronkonkoma, New York. The purchase price was $1,200,000 paid in cash, plus a deferred payment of $100,000 payable over the next two years based on certain conditions, as defined in the purchase agreement. As of June 30, 2001, $50,000 of the deferred payment has been paid. When the remaining contingency is resolved, the Company shall record the current fair value of the consideration issued as additional costs of the acquired enterprise. These additional costs shall be amortized over the remaining life of the asset. The acquisition has been accounted for as a purchase and the operations of PGI have been included in the Company’s Statement of Earnings since the date of acquisition. The excess of the purchase price over the fair value of the assets acquired, approximately $260,000, is being amortized on a straight-line basis over twenty years. Proforma results of operations are not material.

NOTE L - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company’s primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company’s operations in different geographic areas for fiscal years 2001, 2000 and 1999, is not considered material to the financial statements.

The Company’s chief operating decision maker utilizes net sales and net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. Information about the Company’s segments is as follows:

Jaco Electronics, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2001, 2000 and 1999 NOTE L - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION (continued)
                                                       Year ended June 30,
                                               2001          2000         1999
                                               ---------------------------------
                                                        (in thousands)

Net sales from external customers
   Electronics components distribution ....   $321,124   $ 193,111    $ 127,401
   Contract manufacturing .................     29,098      16,214       13,310

                                              $350,222   $ 209,325    $ 140,711

Intersegment net sales
   Electronics components distribution ....   $    992   $     324    $     336
   Contract manufacturing .................                                 111

                                              $    992   $     324    $     447

Operating profit (loss)
   Electronics components distribution ....   $ 19,167   $  12,012    $    (868)
   Contract manufacturing .................      1,575         348          602

                                              $ 20,742   $  12,360    $    (266)

Interest expense
   Electronics components distribution ....   $  3,457   $   1,053    $     768
   Contract manufacturing .................        662         506          541

                                              $  4,119   $   1,559    $   1,309

Income tax provision (benefit)
   Electronics components distribution ....   $  6,400   $   4,489    $    (374)
   Contract manufacturing .................        372         (64)         (44)

                                              $  6,772   $   4,425    $    (418)
Jaco Electronics, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) June 30, 2001, 2000 and 1999 NOTE L - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION (continued)
                                                       Year ended June 30,
                                               2001          2000         1999
                                                        (in thousands)

   Identifiable assets
      Electronics components distribution   $117,069      $115,109    $  62,259
      Contract manufacturing                  19,246        10,995       10,672

                                            $136,315      $126,104    $  72,931

   Capital expenditures
      Electronics components distribution  $    1,238   $      612   $       396
      Contract manufacturing                      759          280         1,207

                                           $    1,997    $      892   $    1,603

   Depreciation and amortization
      Electronics components distribution  $    2,297    $    1,209   $    1,049
      Contract manufacturing                      926           659          539

                                           $    3,223    $    1,868   $    1,588

                     Jaco Electronics, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           June 30, 2001, 2000 and 1999

NOTE M - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                  Quarter ended

                                          June 30,      March 31,       December 31,    September 30,   June 30,        March 31,       December 31,    September 30,
                                             2001       2001            2000            2000            2000            2000            1999            1999

Net sales                                $72,146,768    $83,680,954    $100,235,652   $94,158,828     $70,513,859    $51,693,699        $45,100,259    $42,017,363

Gross profit                              10,777,533     15,367,532      20,077,191    20,617,658      17,065,608     12,012,855          9,868,111      7,935,605

Net (loss) earnings                        (437,625)     1,585,493        4,044,662     4,657,867       3,512,177      1,766,228            883,474        214,075

Net (loss) earnings per common share (a)
    Basic                                    $(0.08)       $0.28          $0.72          $0.83            $0.63           $0.32               $0.16          $0.04
    Diluted                                   (0.08)        0.26           0.65           0.75             0.58            0.30                0.16           0.04

(a) As adjusted to reflect a 3-for-2 stock split effective July 24, 2000.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE Board of Directors and Shareholders Jaco Electronics, Inc.

In connection with our audits of the consolidated financial statements of Jaco Electronics, Inc. and Subsidiaries for the years ended June 30, 2001 and 2000 referred to in our report dated August 16, 2001, which is included in this annual report on Form 10-K, we have also audited Schedule II for each of the three years in the period ended June 30, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP Melville, New York August 16, 2001
                         Jaco Electronics, Inc. and Subsidiaries

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     Years ended June 30, 2001, 2000 and 1999

        Column A                        Column B            Column C         Column D         Column E
                                                           Additions
                                                        (1)        (2)
                                                                Charged to
                                        Balance at  Charged to     other                       Balance
                                        beginning   costs and    accounts -   Deductions-     at end of
       Description                      of period   expenses     describe     describe          period

Allowance for doubtful accounts

   Year ended June 30, 2001          $1,111,000  $1,398,000  $  25,000(a)       $ 839,000(b)  $1,695,000

   Year ended June 30, 2000          $  440,000  $  598,000    $178,000(a)(c)   $ 105,000(b)  $1,111,000

   Year ended June 30, 1999          $1,268,000  $  982,000(d) $  12,000(a)    $1,822,000(b)  $  440,000
(a) Recoveries of accounts. (b) Represents write-offs of uncollectible accounts. (c) Includes balance attributable to acquired subsidiary. (d) Includes expense of $630,000 that was recorded in the 4th quarter of 1999 relating to the bankruptcy of a customer.

[TO BE UPDATED]

Exhibit No. Exhibit
----------- -------

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

10.15.1     Amendment No. 1 to employment agreement between Jeffrey D. Gash and the Company.

10.16       Employment Agreement, dated June 6, 2000, between the Company and Joseph
            Oliveri, incorporated by reference to the Company's Current Report on Form 8-K, filed June 12, 2000, Exhibit 10.16.

10.16.1     Amendment No. 1 to employment agreement between Joseph Oliveri and the Company.

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

10.18       Agreement between the Company and Gary Giordano.

10.19       Employment Agreement between Joel H. Girsky and the Company.

10.20       Employment Agreement between Charles Girsky and the Company.

21.1        Subsidiaries of the Company.

23.1        Consent of Grant Thornton LLP.

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

99.8.7            Amendment to Second Restated and Amended Loan and Security Agreement
            dated June 6, 2000, incorporated by reference to the Company's Annual Report on
            Form 10-K for the fiscal year ended June 30, 2000, Exhibit 99.8.7.

99.8.8          Amendment to Second Restated and Amended Loan and Security Agreement
            dated September 28, 2000 incorporated by reference to the Company's Quarterly
            Report on Form 10-Q for the quarter ended September 30, 2000 Exhibit 99.8.8.

99.8.9          Amendment to Second Restated and Amended Loan and Security Agreement
            dated January 29, 2001 incorporated by reference to the Company's Quarterly
            Report on Form 10-Q for the quarter ended December 31, 2000 Exhibit 99.8.9

99.8.10         Amendment to Second Restated and Amended Loan and Security Agreement dated June
            12, 2001

99.8.11         Amendment to Second Restated and Amended Loan and Security Agreement dated July
           1, 2001.
SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACO ELECTRONICS, INC.

By:/s/ Joel H Girsky
Joel H. Girsky, Chairman of the
Board, President and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                       Title                     Date
----                       -----                     ----
/s/ Joel H. Girsky
________________________   Chairman of the Board,    September 28, 2001
Joel H. Girsky             President and Treasurer
                           (Principal Executive
                           Officer)
/s/ Jeffrey D. Gash
________________________   Executive Vice President  September 28, 2001
Jeffrey D. Gash            - Finance and Secretary
                           (Principal Financial and
                           Accounting Officer)
/s/ Joseph F. Oliveri
________________________   Vice Chairman of the      September 28, 2001
Joseph F. Oliveri          Board and Executive Vice
                           President
/s/ Charles B. Girsky
_______________________    Executive Vice President  September 28, 2001
Charles B. Girsky          and Director

/s/ Stephen A. Cohen
________________________   Director                  September 28, 2001
Stephen A. Cohen

/s/ Edward M. Frankel
________________________   Director                 September 28, 2001
Edward M. Frankel

/s/ Joseph F. Hickey, Jr.
________________________   Director                  September 28, 2001
Joseph F. Hickey, Jr.