Form 10-K/A
period 2001-06-30
JACO ELECTRONICS INC
filed 2001-10-29
CIK 52971

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[ X ]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended..........................................June 30, 2001

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________


Commission File Number                              0-5896
                      ----------------------------------------------------------


                             JACO ELECTRONICS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                           New York                                                    11-1978958
 ------------------------------------------------------------              ----------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

           145 Oser Avenue, Hauppauge, New York                                           11788
          --------------------------------------                                        --------
         (Address of principal executive offices)                                      (Zip Code)


Company's telephone number, including area code:              (631) 273-5500
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.10 per share
                          -----------------------------
                                (Title of Class)

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

         The aggregate market value of Common Stock held by non-affiliates of the Company, computed by reference to the closing price on September 24, 2001 was $17,556,293.

         Number of shares outstanding of each class of Common Stock, as of September 24, 2001: 5,707,459 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors and executive officers of the Company, their ages, and their positions and terms of office with the Company are set forth below.

NAME                                                AGE                   POSITION
Joel H. Girsky................................      62                    Chairman of the Board, President and Treasurer

Joseph F. Oliveri.............................      52                    Vice Chairman of the Board and Executive Vice President

Charles B. Girsky.............................      67                    Executive Vice President and Director

Jeffrey D. Gash...............................      49                    Executive Vice President, Chief Financial Officer
                                                                          and Secretary

Gary Giordano.................................      44                    Executive Vice President

Stephen A. Cohen..............................      64                    Director

Edward M. Frankel.............................      63                    Director

Joseph F. Hickey, Jr..........................      43                    Director

         Joel H. Girsky has been a Director and executive officer of the Company since it was founded in 1961. He also is a director of Frequency Electronics, Inc. of Uniondale, New York. Messrs. Joel H. Girsky and Charles B. Girsky are brothers.

         Joseph F. Oliveri became Vice Chairman of the Board of Directors and an Executive Vice President in June 2000. From March 1983 to June 2000 he was President and Chief Executive Officer of Interface Electronics Corp. ("Interface"). The Company acquired Interface in June 2000. Mr. Oliveri also served as a director of EMC Corporation, a designer and manufacturer of hardware and software products and a provider of services for the storage, management, protection and sharing of electronic information, from March 1993 to October 9, 2001.

         Charles B. Girsky was a founder, Director, and President of the Company from 1961 through January 1983. He became an executive officer again in August 1985 and has been an Executive Vice President since January 1988. He has been a Director since 1986. Messrs. Charles B. Girsky and Joel H. Girsky are brothers.

         Jeffrey D. Gash became an Executive Vice President in October 2000. He became Vice President of Finance in January 1989, and was Controller of the Company for more than five years prior thereto. In September 1999, he became Secretary of the Company. He has also served in similar capacities with the Company's subsidiaries.

         Gary Giordano became Executive Vice President in June 2000. From February 1992 to June 2000 he was a Vice President of Sales and Marketing.

         Stephen A. Cohen has been a Director since 1970. Since August 1989, he has practiced law as a member of Morrison Cohen Singer & Weinstein, LLP, the Company's general counsel.

         Edward M. Frankel became a Director in May 1984. Since December 1999, he has been Chairman of the Board of Vitaquest International, Inc., a distributor of vitamins and health and beauty products. For more than five years prior thereto, he served as President of Vitaquest and its predecessor entities.

         Joseph F. Hickey, Jr. became a Director in May 1997. From February 1991 to April 2001, he was employed by Tucker Anthony Sutro Capital Markets, a national investment banking firm. He was a managing director in Tucker Anthony's investment banking department. He is currently a managing director at Silicon Pastures, an angel investment network.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal years ended June 30, 2001, 2000 and 1999, by its Chief Executive Officer and each of the Company's other executive officers whose total salary and bonus exceeded $100,000 during the fiscal year ended June 30, 2001 ("Fiscal 2001"):

SUMMARY COMPENSATION TABLE

                                        Annual Compensation                                   Long Term Compensation
                           ------------------------------------------    ----------------------------------------------------------
                                                                                  Awards             Payouts

                                                        Other Annual      Restricted
Name and                                                Compensation        Stock       Options/    LTIP       All Other
Principal Position         Year   Salary($)   Bonus($)  ($)(1)          Awards($)(2)(3) SARs(#)(3)  Payouts($) Compensation ($)(4)
------------------         ----   ---------   --------  ------------    --------------- ----------  ---------- -------------------
Joel H. Girsky             2001      325,000   720,000          --            --            50,000     --            59,083
Chairman of the Board      2000      325,000   648,100                                      60,000     --            66,709
President, and Treasurer   1999      325,000        --          --            --           300,000     --            58,556

Joseph F. Oliveri (5)      2001      300,000   175,500          --            --            15,000     --               207
Vice Chairman and          2000       20,770    15,700          --            --            30,000     --                --
Executive Vice President

Charles B. Girsky          2001      225,000   360,000          --            --            25,000     --             2,286
 Executive Vice President  2000      225,000   324,000          --            --            15,000     --             6,831
                           1999      225,000        --          --            --            37,500     --             3,144

Jeffrey D. Gash            2001      152,500    50,800          --            --            15,000     --             1,124
Executive Vice President,  2000      136,000    60,800          --            --            15,000     --             4,953
 Vice President, Finance   1999      125,000    25,800          --            --            15,000     --             2,217
 and Secretary

Gary Giordano(6)           2001      184,300    43,600          --            --            15,000     --             1,180
 Executive Vice President  2000      158,000    40,000          --            --            15,000     --             1,971

(1) The costs of certain benefits are not included because they did not exceed, in the case of each named executive officer, the lesser of $50,000 or ten percent of the total annual salary and bonus reported in the above table.

(2) On June 9, 1997, the Board of Directors awarded an aggregate of 97,500 shares of Common Stock under the Company's Restricted Stock Plan to its executive officers as follows: 37,500 shares of Common Stock to Mr. Joel Girsky, 37,500 shares of Common Stock to Mr. Charles Girsky, 15,000 shares of Common Stock to Mr. Jeffrey Gash and 7,500 shares of Common Stock to Mr. Gary Giordano. These grants were subject to the approval of the Company's shareholders, which approval was received on December 9, 1997. The awards vest in one-quarter increments annually. Accordingly, as of June 30, 2001, all of the aforementioned awards were vested. The value of the aggregate restricted stock holdings of these individuals at June 30, 2001 was as follows: $205,250 for Mr. Joel Girsky, $205,250 for Mr. Charles Girsky, $82,100 for Mr. Jeffrey Gash and $41,050 for Mr. Gary Giordano. These figures are based upon the fair market value per share of the Company's Common Stock at June 30, 2001, minus the purchase price of such awards. The closing sale price for the Company's Common Stock as of June 30, 2001 on the Nasdaq National Market was $6.14.

(3) Adjusted to give effect to a 3-for-2 stock split which was effective on July 24, 2000.

(4) Includes 401(k) matching contributions, premiums paid on group term life insurance and, in the case of Mr. Joel Girsky, the taxable portion of split dollar life insurance policies and deferred compensation accrued in connection with his employment agreement with the Company. 401(k) matching contributions for Fiscal 2001 for the Named Executives were as follows: Mr. Joel Girsky -- $1,125, Mr. Oliveri -- $0, Mr. Charles Girsky -- $1,067, Mr. Gash -- $854 and Mr. Giordano -- $1,000. Premiums paid on group term life insurance for Fiscal 2001 for the Named Executives were as follows: Mr. Joel Girsky -- $1,188, Mr. Oliveri -- $207, Mr. Charles Girsky -- $1,219, Mr. Gash -- $270 and Mr. Giordano -- $180. The taxable portion of split dollar life insurance policies for Mr. Joel Girsky was $6,770 for Fiscal 2001. $50,000 deferred compensation was accrued in Fiscal 2001 in connection with Mr. Joel Girsky's employment agreement with the Company.

(5)      Mr. Oliveri became an Executive Vice President of the Company on June
         6, 2000.

(6) Mr. Giordano became an Executive Vice President of the Company on June 22, 2000.

EMPLOYMENT AGREEMENTS

         The Company entered into a new four-year employment agreement with Joel Girsky, effective as of July 1, 2001, to serve as the Company's Chairman and President. The employment agreement, will automatically renew for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is delivered by either party, Mr. Girsky's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. However, in the event that a notice of non-renewal is delivered by either party at such time as Mr. Girsky is at least 70 years of age, then the employment agreement shall continue for a period of only one year following the anniversary date which follows immediately after the date that such notice is delivered. Mr. Joel Girsky received a base salary of $325,000 for Fiscal 2001, and shall receive a base salary of $375,000 for each fiscal year ending June 30, thereafter. In addition, he is entitled to receive a cash bonus equal to four percent of the Company's earnings before income taxes for each fiscal year in which such earnings are between $1.0 million and $2.5 million, or six percent of the Company's earnings before income taxes for such fiscal year if such earnings are in excess of $2.5 million up to a maximum annual cash bonus of $720,000. If the Company's earnings before income taxes are in excess of $12.0 million for any such fiscal year, Mr. Girsky may also receive stock options. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $375,000 if he dies or becomes permanently disabled during the term of the employment agreement. The death benefit of $1.5 million provided for in the prior employment agreement was being funded by a life insurance policy maintained by the Company, which policy was transferred to Mr. Girsky. Mr. Girsky shall also receive deferred compensation which accrues at the rate of $50,000 per year, and becomes payable in a lump sum at the cessation of his employment, with or without cause, at any time. In the event of a change in control, Mr. Girsky will receive 299% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky's base amount, as computed in accordance with Section 280G(d)(4) of the Internal Revenue Code of 1986. Additionally, upon a change of control, Mr. Girsky's employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Girsky. Commencing upon the termination of Mr. Girsky's employment with Jaco, and ending on the later to occur of Mr. Girsky's death or his spouse's death, Jaco will permit Mr. Girsky and his spouse to the extent eligible, to participate in the health and medical benefit program provided by Jaco to senior executive officers.

         The Company entered into a three-year employment agreement with Joseph
F. Oliveri, effective as of June 6, 2000. The employment agreement will automatically renew for additional one-year periods unless notice is given 90 days prior to an anniversary date. Mr. Oliveri receives a base salary at an annual rate of $300,000. In addition, he is entitled to receive a cash bonus equal to two percent of gross profit from certain customers for each twelve month period beginning June 1, 2000, June 2, 2001 and June 1, 2002. The employment agreement, as amended, provides that in the event of a change in control on or after June 1, 2001 and on or prior to May 30, 2003, Mr. Oliveri will receive 200% of his base salary plus cash bonus earned during the twelve months prior to the change of control.

         The Company entered into a new four-year employment agreement with Charles Girsky, effective as of July 1, 2001, to serve as the Company's Executive Vice President. The employment agreement will automatically renew for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is delivered by either party, Mr. Girsky's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. However, in the event that a notice of non-renewal is delivered by either party at such time as Mr. Girsky is at least 70 years of age, then the employment agreement shall continue for a period of only one year following the anniversary date which follows immediately after the date that such notice is delivered.
Mr. Girsky received a base salary of $225,000 for Fiscal 2001, and shall receive a base salary of $250,000 for each fiscal year ending June 30, thereafter. In addition, he is entitled to receive a cash bonus equal to two percent of the Company's earnings before income taxes for each fiscal year in which such earnings are between $1.0 million and $2.5 million, or three percent of the Company's earnings before income taxes for such fiscal year if such earnings are in excess of $2.5 million up to a maximum annual cash bonus of $360,000. If the Company's earnings before income taxes are in excess of $12.0 million for any such fiscal year, Mr. Girsky may also receive stock options. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $250,000 if he dies during the term of the employment agreement. The death benefit of $1.0 million provided for in the prior employment agreement was being funded by a life insurance policy maintained by the Company, which policy was transferred to Mr. Girsky. In the event of a change in control, Mr. Girsky will receive 250% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky's base amount, as computed in accordance with Section 280G(d)(4) of the Internal Revenue Code of 1986. Additionally, upon a change of control, Mr. Girsky's employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Girsky. Commencing upon the termination of Mr. Girsky's employment with Jaco, and ending on the later to occur of Mr. Girsky's death or his spouse's death, Jaco will permit Mr. Girsky and his spouse to the extent eligible, to participate in the health and medical benefit program provided by Jaco to senior executive officers.

         The Company entered into a four-year employment agreement with Jeffrey Gash, effective as of July 1, 1998, to serve as the Company's Executive Vice President of Finance. The employment agreement will automatically renew for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is delivered by either party, Mr. Gash's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. Pursuant to the agreement, as amended, Mr. Gash received a base salary of $160,000 for Fiscal 2001, and shall receive a base salary of $160,000 for each fiscal year ending June 30, thereafter. In addition, he is entitled to receive a cash bonus as determined by the Board of Directors and the President. Mr. Gash or his estate, as the case may be, is entitled to receive a payment of $750,000 if he dies during the term of the employment agreement. The death benefit is currently being funded by a life insurance policy maintained by the Company. In the event of Mr. Gash's cessation of employment with the Company, upon his request, the Company is obligated to transfer such policy to Mr. Gash. Thereafter, the Company would have no further liability for the payment of such benefit or the premiums on such policy. In the event of a change in control, Mr. Gash will receive 200% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Gash's base amount, as computed in accordance with Section 280G(d)(4) of the Internal Revenue Code of 1986. Additionally, upon a change of control, Mr. Gash's employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Gash.

         The Company entered into an agreement with Gary Giordano dated as of July 20, 1998, which provides a lump sum payment to him in the event of a change in control. If Mr.

Giordano's employment with the Company or a successor or surviving corporation is terminated other than for cause (commission by Mr. Giordano of an act constituting common law fraud or a felony), for a period of up to two years after the change in control event, he will receive up to 200% of the average of his base salary plus cash bonus for the previous three years based upon a formula. The payment will be made to Mr. Giordano to the extent such payment does not exceed Mr. Giordano's base amount as computed in accordance with
Section 280G(d)(4) of the Internal Revenue Code of 1986. The agreement also requires Mr. Giordano to refrain from disclosing proprietary or confidential information obtained by him. The agreement does not obligate the Company to retain the services of Mr. Giordano.

OPTION GRANTS

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following tables set forth information concerning the grant of stock options during Fiscal 2001 to each of the persons described in the Summary Compensation Table and the number and value of unexercised options held by them at the fiscal year-end.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants
-----------------------------------------------------------------------------------------------------------------------------
                         Number of            Percent of Total                                          Potential Realizable
                         Securities             Options/SARs                                              Value At Assumed
                         Underlying              Granted to                                            Annual Rates of Stock
                         Options/SARs           Employees in     Exercise or Base                        Price Appreciation
         Name            Granted (#)            Fiscal Year        Price ($/Sh)      Expiration Date    for Option Term (1)
         ----            -----------            -----------        ------------      ---------------   ---------------------
                                                                                                          5%($)       10%($)
                                                                                                       --------      -------
Joel H. Girsky           50,000(2)                  21%                8.00         December 11, 2010   251,600      637,500

Joseph F. Oliveri        15,000(2)                   6%                8.00         December 11, 2010    75,500      191,200

Charles B. Girsky        25,000(2)                  10%                8.00         December 11, 2010   125,800      318,700

Jeffrey D. Gash          15,000(2)                   6%                8.00         December 11, 2010    75,500      191,200

Gary Giordano            15,000(2)                   6%                8.00         December 11, 2010    75,500      191,200

(1) The potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (10 years) at the annual rate of five percent and ten percent. The assumed annual rates of appreciation are computed in accordance with the rules and regulations of the Securities and Exchange Commission. No assurance can be given that the annual rates of appreciation assumed for the purposes of the table will be achieved, and actual results may be lower or higher.

(2) The options in the table were granted on December 12, 2000 under the Company's 2000 Stock Option Plan and have exercise prices equal to the fair market value of the

         Company's Common Stock on the date of grant. The options become exercisable one year from the date of grant.

                           AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                Shares
                               Acquired        Value             Number of Unexercised                Value of Unexercised
                             On Exercise       Realized          Option/SARs at FY-End             In-the-Money Option/SARs at
                             ------------      ---------              (#)(1)                              FY-End($)(2)
          Name                  (#)(1)            ($)          Exercisable  Unexercisable          Exercisable   Unexercisable
          ----                  ------            ---          -----------  -------------          -----------   -------------
Joel H. Girsky                    --              --               383,098      50,000               1,368,100        0

Joseph F. Oliveri                 --              --                30,000      15,000                       0        0

Charles B. Girsky               22,500          84,400              90,000      25,000                 272,900        0

Jeffrey D. Gash                   --              --                30,000      15,000                 119,800        0

Gary Giordano                     --              --                15,000      15,000                  54,600        0

(1) Adjusted to give effect to a 3-for-2 stock split which was effective on July 24, 2000.

(2) Based on the fair market value per share of the Common Stock at year end, minus the exercise or base price on "in-the-money" options. The closing sale price for the Company's Common Stock as of June 30, 2001 on the Nasdaq National Market was $6.14.

DIRECTOR COMPENSATION

         Pursuant to the Company's 1993 Stock Option Plan for Outside Directors, the then outside directors (directors who are not employees) were each granted options on December 31, 1993 to purchase 22,000 shares of Common Stock. In addition, the Outside Directors' Plan provided that each outside director shall also be granted on each December 31 subsequent to December 31, 1993 stock options to purchase 4,399 shares of Common Stock. All options granted under the Outside Directors' Plan are immediately exercisable, and the exercise price per share of each option is equal to the fair market value of the shares of Common Stock on the date of grant. No option may be granted after January 1, 1998 under the Outside Directors' Plan.

         On September 16, 1998, each of Messrs. Cohen and Frankel was granted options to purchase 11,250 shares of Common Stock. The options became exercisable one year from the date of grant and expire on September 15, 2003. The per share exercise price of each option is equal to the closing price of the Common Stock on the date of grant, or $2.75 per share.

         On September 15, 1999, the Company granted each of Mr. Stephen A. Cohen, Mr. Edward M. Frankel and Mr. Joseph F. Hickey, Jr., five year options to purchase 11,250 shares of Common Stock at an exercise price of $2.50 per share. The per share exercise price of each option is equal to the closing price of the Common Stock on the date of grant. The options vest on the one-year anniversary date of the date of grant and were issued pursuant to the Company's 1993 Non-Qualified Stock Option Plan.

         On December 12, 2000, the Company granted each of Mr. Stephen A. Cohen, Mr. Edward M. Frankel and Mr. Joseph F. Hickey, Jr., ten year options to purchase 5,000 shares of Common Stock at an exercise price of $8.00 per share. The per share exercise price of each option is equal to the closing price of the Common Stock on the date of grant. The options vest on the one-year anniversary date of the date of grant and were issued pursuant to the Company's 2000 Stock Option Plan.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Company's employment agreements with Messrs. Joel Girsky, Charles Girsky, Jeffrey Gash and Joseph Oliveri, and the change-in-control agreement with Gary Giordano are described on pages 4 through 7 of this Form 10-K/A.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Joseph F. Hickey, Jr., a Director and member of the Compensation Committee, was a managing director of Tucker Anthony Sutro Capital Markets through April 2001, which firm renders services to the Company from time to time.

COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5. Executive officers, directors, and ten percent shareholders are required to furnish the Company with copies of such forms. Based solely on a review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that during Fiscal 2001, the Company's executive officers, directors, and ten percent shareholders complied with all applicable
Section 16(a) filing requirements except, Mr. Charles Girsky filed a Form 5 at the end of the Company's fiscal year to report the exercise of stock options in November 2000 (Mr. Girsky continues to own the shares received upon the exercise of such stock options).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number and percentage of shares of Common Stock owned as of October 23, 2001 by (i) each director of the Company,
(ii) all persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the outstanding shares of Common Stock, (iii) each of the executive officers, and (iv) all of the Company's directors and executive officers, as a group. Each person named in the table has sole investment power and sole voting power with respect to the shares of Common Stock set forth opposite such person's name, except as otherwise indicated.

    NAME AND ADDRESS OF                        AGGREGATE NUMBER OF SHARES               PERCENTAGE OF SHARES
    BENEFICIAL OWNER(1)                           BENEFICIALLY OWNED                    BENEFICIALLY OWNED(2)
    -------------------                           ------------------                    ---------------------
Joel H. Girsky                                        1,128,640 (3)                             18.4%

Joseph F. Oliveri                                        45,000 (4)                              **

Charles B. Girsky                                       528,315 (5)                             9.1%

Stephen A. Cohen                                         34,683 (6)                              **

Edward M. Frankel                                        36,298 (7)                              **

Joseph F. Hickey, Jr.                                    37,149 (8)                              **

Jeffrey D. Gash                                          62,298 (9)                             1.1%

Gary Giordano                                            37,500 (10)                             **

Dimensional Fund Advisors                               447,872 (11)                            7.8%
1299 Ocean Avenue
11th Floor
Santa Monica, CA 90401

All directors and executive officers                  1,909,883 (12)                            29.5%
as a group (8 persons)

----------------------------------

**       Less than one percent.

(1) Unless otherwise indicated, the address of each person listed is 145 Oser Avenue, Hauppauge, New York, 11788.

(2) Assumes a base of 5,707,459 shares of Common Stock outstanding, before any consideration is given to outstanding options.

(3) Includes (i) 383,098 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, (ii) 50,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan, and (iii) 37,500 shares of Common Stock awarded under the Company's Restricted Stock Plan.

(4) Includes (i) 30,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, and

         (ii) 15,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan.

(5) Includes (i) 352,815 shares of Common Stock owned by the Girsky Family Trust, (ii) 90,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, (iii) 25,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan, and (iv) 37,500 shares of Common Stock awarded under the Company's Restricted Stock Plan.

(6) Includes (i) 11,250 shares of Common Stock acquirable pursuant to non-qualified stock options exercisable within 60 days granted to Mr. Cohen by the Company, (ii) 11,250 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, and (iii) 5,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan.

(7) Includes (i) 8,798 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's Outside Directors' Plan, (ii) 11,250 shares of Common Stock acquirable pursuant to non-qualified stock options exercisable within 60 days granted to Mr. Frankel by the Company, (iii) 11,250 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, and (iv) 5,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan.

(8) Includes (i) 4,399 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's Outside Directors' Plan, (ii) 15,000 shares of Common Stock acquirable pursuant to non-qualified stock options exercisable within 60 days granted to Mr. Hickey by the Company, (iii) 11,250 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, and (iv) 5,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the 2000 Stock Option Plan.

(9) Includes (i) 30,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, (ii) 15,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan, and (iii) 15,000 shares of Common Stock awarded under the Company's Restricted Stock Plan.

(10) Includes (i) 15,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, (ii) 15,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan, and (iii) 7,500 shares of Common Stock awarded under the Company's Restricted Stock Plan.

(11) These securities are held in investment advisory accounts of Dimensional Fund Advisors, Inc. This information is based upon an amendment to Schedule 13G dated, February 2, 2001, and information made available to the Company.

(12) Includes 767,545 shares of Common Stock acquirable pursuant to options exercisable within 60 days and 97,500 shares of Common Stock awarded under the Company's Restricted Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During Fiscal 2001, the Company incurred approximately $628,000 of rental expenses in connection with the Company's main headquarters and centralized inventory distribution facility, located in Hauppauge, New York, which was paid to Bemar Realty Company, the owner of such premises. Bemar is a partnership consisting of Messrs. Joel Girsky and Charles Girsky, both of whom are officers, directors and principal shareholders of the Company. The lease on the property, which is net of all expenses, including taxes, utilities, insurance, maintenance and repairs was renewed on January 1, 1996 and expires on December 31, 2003. The Company believes the current rental rate is at its fair market value.

         Joseph F. Oliveri, the Company's Vice Chairman of the Board and an Executive Vice President, has served as a director of EMC Corporation, a public company, from March 1993 to October 9, 2001. Mr. Oliveri was also the President and Chief Executive Officer of Interface from March 1983 until June 2000, when it was acquired by the Company. Interface sells components to contract manufacturers which incorporate such components into products sold to EMC. Mr. Oliveri was a 40% stockholder of Interface, and therefore, upon the acquisition of Interface, Mr. Oliveri received his proportionate share of the $15.4 million purchase price paid by the Company at the closing, and the $3.8 million additional purchase price paid in January, 2001. Mr. Oliveri may be entitled to receive his proportionate share of up to approximately $2.8 million of deferred payments.

         Joseph E. Hickey, Jr., a Director, was also a managing director of Tucker Anthony Sutro Capital Markets through April 2001, which firm renders services to the Company from time to time.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JACO ELECTRONICS, INC.


Date: October 29, 2001             By: /s/ Jeffrey D. Gash
                                       -------------------------------
                                       Jeffrey D. Gash, Executive Vice President