Form 10-Q
period 2001-09-30
JACO ELECTRONICS INC
filed 2001-11-14
CIK 52971

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2001

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



                  YES  X                                NO __
                       -



Number of Shares of Registrant's Common Stock Outstanding as of November 9, 2001
- 5,707,459 (Excluding 618,300 Shares of Treasury Stock).

FORM 10-Q                                                     September 30, 2001
Page 2


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               September 30,            June 30,
                                                                  2001                    2001
                                                              ---------------          -----------
ASSETS

Current Assets

         Cash                                                 $   517,940               $    89,523
         Marketable securities                                    664,360                   771,406
         Accounts receivable - net                             30,409,274                37,820,946
         Inventories                                           55,462,996                62,212,121
         Prepaid expenses and other                             1,668,973                   824,121
         Prepaid and refundable income taxes                    1,429,839                   486,325
         Deferred income taxes                                  2,171,000                 2,190,000
                                                                ---------                 ---------

                  Total current assets                         92,324,382               104,394,442


Property, plant and equipment - net                             8,268,463                 8,389,651

Deferred income taxes                                             453,000                   436,000

Excess of cost over net assets acquired - net                  20,095,844                20,095,844

Other assets                                                    3,294,194                 2,998,902
                                                              -----------               -----------


                                                             $124,435,883              $136,314,839
                                                             ============              ============



                See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                     September 30, 2001
Page 3



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                      September 30,          June 30,
                                                                         2001                  2001
                                                                         ----                  ----

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                      $ 17,976,291        $ 25,004,058
         Current maturities of long term debt and
           capitalized lease obligations                               1,027,823           1,081,905
                                                                   -------------        ------------


         Total current liabilities                                    19,004,114          26,085,963

Long term debt and capitalized lease obligations                      52,866,185          56,128,243

Deferred compensation                                                    862,500             850,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued
         Common stock - authorized, 20,000,000,
            $.10 par value; issued 6,325,759 and
           6,315,759 shares, respectively, and 5,707,459
           and 5,697,459 shares outstanding, respectively                632,576             631,576
         Additional paid-in capital                                   24,639,866          24,615,866
         Retained earnings                                            28,644,051          30,146,599
         Accumulated other comprehensive (loss) income                   (8,894)              61,107
         Treasury stock                                               (2,204,515)         (2,204,515)
                                                                     ------------        ------------

         Total shareholders' equity                                   51,703,084          53,250,633
                                                                      ----------          ----------


                                                                    $124,435,883        $136,314,839
                                                                    ============        ============




                  See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                     September 30, 2001
Page 4



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                                   2001                 2000
                                                               --------------       -------------


NET SALES                                                         $49,430,523         $94,158,828


COST AND EXPENSES

Cost of goods sold                                                 41,415,022          73,541,170
                                                                   ----------          ----------

         Gross profit                                               8,015,501          20,617,658

Selling, general and administrative expenses                        9,392,345          11,834,056
                                                                 ------------        ------------

         Operating (loss) profit                                  (1,376,844)           8,783,602

Interest expense                                                      769,704             888,735
                                                                 ------------        ------------

         (Loss) earnings before income taxes                      (2,146,548)           7,894,867

Income tax (benefit) provision                                      (644,000)           3,237,000
                                                                 ------------        ------------


         NET (LOSS) EARNINGS                                     $(1,502,548)        $  4,657,867
                                                                 ============        ============

Net (loss) earnings per common share:

Basic                                                            $     (0.26)        $       0.83
                                                                 ============        ============
Diluted                                                          $     (0.26)        $       0.75
                                                                 ============        ============


Weighted average common shares outstanding:

         Basic                                                      5,700,937           5,633,959
                                                                 ============        ============
         Diluted                                                    5,700,937           6,234,768
                                                                 ============        ============




                    See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                         September 30, 2001
Page 5




                                                   JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENT OF CHANGES
                                                        IN SHAREHOLDERS' EQUITY
                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                 (UNAUDITED)





                                                                    Additional
                                                                      paid-in            Retained
                                        Shares       Amount           capital            earnings
                                   --------------- -------------- ----------------  -------------------

Balance at July 1, 2001                 6,315,759      $ 631,576     $ 24,615,866         $ 30,146,599

Net loss                                                                                    (1,502,548)

Unrealized loss on marketable
  securities, net of deferred taxes

Exercise of stock options                  10,000          1,000           24,000
                                   --------------- -------------- ----------------  --------------------

Balance at September 30, 2001           6,325,759      $ 632,576     $ 24,639,866         $ 28,644,051
                                   =============== ============== ================  ====================




                                      Accumulated
                                         other                             Total
                                     comprehensive      Treasury       shareholders'
                                     income (loss)         stock           equity
                                     --------------- ---------------- -----------------

 Balance at July 1, 2001
                                           $ 61,107     $ (2,204,515)     $ 53,250,633
 Net loss
                                                                            (1,502,548)
 Unrealized loss on marketable
   securities, net of deferred taxes       (70,001)                            (70,001)

 Exercise of stock options
                                                                                25,000
                                     --------------- ---------------- -----------------
 Balance at September 30, 2001             $ (8,894)    $ (2,204,515)     $ 51,703,084
                                     =============== ================ =================



                                See accompanying notes to condensed consolidated financial statements.




FORM 10-Q
Page 6                                                                          September 30, 2001







                                                        JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                          (UNAUDITED)

                                                                                       2001                 2000
                                                                                 ------------------   -----------------

Cash flows from operating activities
      Net (loss) earnings                                                             $ (1,502,548)        $ 4,657,867

Adjustments to reconcile net (loss) earnings to net
     cash provided by (used in) operating activities
          Depreciation  and amortization                                                   592,139             735,220
          Deferred compensation                                                             12,500              46,250
          Deferred income tax expense (benefit)                                             41,032            (113,600)
          Provision for doubtful accounts                                                  176,900             360,703
          Changes in operating assets and liabilities,
          Decrease (increase) in operating assets - net                                 12,225,238         (25,517,995)
          (Decrease) increase in operating liabilities - net                            (7,027,767)          7,588,449
                                                                                 ------------------   -----------------

          Net cash provided by (used in) operating activities                            4,517,494         (12,243,106)
                                                                                 ------------------   -----------------

Cash flows from investing activities
Capital expenditures                                                                       (69,723)         (1,133,573)
Increase in marketable securities                                                           (1,987)             (1,969)
Increase in other assets                                                                  (329,542)            (21,362)
                                                                                 ------------------   -----------------

         Net cash used in investing activities                                            (401,252)         (1,156,904)
                                                                                 ------------------   -----------------

Cash flows from financing activities
Borrowings under line of credit                                                         44,782,170          87,922,848
Payments under line of credit                                                          (48,241,778)        (73,943,121)
Principal payments under equipment financing
and term loans                                                                            (253,217)           (211,427)
Payment of fractional shares                                                                                      (559)
Proceeds from exercise of stock options                                                     25,000
                                                                                 ------------------   -----------------

Net cash (used in) provided by financing activities                                     (3,687,825)         13,767,741
                                                                                 ------------------   -----------------

NET INCREASE IN CASH                                                                       428,417             367,731
                                                                                 ------------------   -----------------

Cash at beginning of period                                                                 89,523             617,603
                                                                                 ------------------   -----------------

Cash at end of period                                                                    $ 517,940           $ 985,334
                                                                                 ==================   =================

Supplemental schedule of non-cash financing and
    investing activities:
Equipment acquired under capital lease obligations                                       $ 396,685


                                See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                     September 30, 2001
Page 7


                       JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated statements for the year ended June 30, 2001 and the notes thereto included in the Company's annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2) The Company has a $70,000,000 term loan and revolving line of credit facility with its banks, which is based principally on eligible accounts receivables and inventories as defined in the loan agreement. The agreement was amended effective September 30, 2001 to (i) extend the maturity date to September 14, 2003, and (ii) change the requirements of certain financial covenants. The interest rate is based on the average 30-day LIBOR plus 1% to 2-1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio. The applicable interest rate may be adjusted quarterly and borrowings under this facility are collateralized by substantially all of the assets of the Company.


3) For interim financial reporting purposes, the Company uses the gross profit method for computing inventories, which consists of goods held for resale.

4) On September 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices.

5) On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. However, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. The new standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test.

         The Company has adopted, as of July 1, 2001, the provisions of SFAS Nos. 141 and 142. Accordingly, the results for the three months ended September 30, 2001 excludes approximately $279,000 of such amortization, as compared to approximately $222,000, which was included in the comparable period last year. By December 31, 2001, the Company will have completed a transitional fair value-based impairment test of goodwill to determine if the fair value is less than the recorded value at July 1, 2001. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended December 31, 2001 as a cumulative effect of a change in accounting principle.

FORM 10-Q                                                     September 30, 2001
Page 8



         The following table presents a reconciliation of net (loss) earnings and net (loss) earnings per common share amounts, as reported in the Company's statement of operations, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142.


                                                                        Three Months Ended September 30,

                                                                         2001                  2000
                                                                         -----                 -----
                                                                       (Unaudited)          (Unaudited)

                                                                           Dollars in thousands except
                                                                                 per share data


Reported net (loss) earnings                                            $ (1,503)             $ 4,658
   Add back: goodwill amortization                                                                213
   Add back: franchise agreement amortization                                                       9
                                                                        --------              -------
Adjusted net (loss) earnings                                            $ (1,503)             $ 4,880
                                                                        =========             =======


BASIC (LOSS) EARNINGS PER SHARE:
    Reported net (loss) earnings                                        $ (0.26)               $ 0.83
    Goodwill amortization                                                                        0.04
    Franchise agreement amortization                                                             0.00
                                                                        --------              -------
    Adjusted net (loss) earnings                                        $ (0.26)               $ 0.87
                                                                        ========               ======


DILUTED (LOSS) EARNINGS PER SHARE:
    Reported net (loss) earnings                                        $ (0.26)               $ 0.75
    Goodwill amortization                                                                        0.03
    Franchise agreement amortization                                                             0.00
                                                                        --------              -------
    Adjusted net (loss) earnings                                        $ (0.26)               $ 0.78
                                                                        ========               ======


6) In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

7) On June 6, 2000, the Company acquired all of the issued and outstanding shares of common stock, no par value, of Interface Electronics Corp. ("Interface"), a distributor of electronic parts, components and equipment, located in Massachusetts. The purchase price was $15,400,000 payable in cash at the closing, plus a deferred payment of $3,960,000 provided that certain conditions, as defined in the purchase agreement, were met. As of September 30, 2001, $3,760,000 of the deferred payment has been paid. The remaining $200,000 has been provided for in the accompanying balance sheet. An additional $25,000 has been provided for in the accompanying balance sheet due to a purchase price adjustment. On the second anniversary of the closing date a deferred payment of up to $2,640,000 shall be paid if certain conditions, as defined in the purchase agreement, are met. When the remaining contingency is resolved, the Company shall record the current fair value of the consideration paid as additional goodwill.

FORM 10-Q                                                     September 30, 2001
Page 9



      The acquisition has been accounted for as a purchase and the operations of Interface have been included in the Company's Statement of Operations since the date of acquisition, June 6, 2000. Included in other assets are the costs of the identifiable intangible assets acquired, principally an employment agreement which is being amortized on a straight-line basis over five years, and a franchise agreement which was being amortized on a straight-line basis over fifteen years until the Company's adoption of SFAS No. 142. The excess of the purchase price and related expenses over the net tangible and identifiable intangible assets acquired amounted to approximately $17,486,000 and was being amortized on a straight-line basis over twenty years until the Company's adoption of SFAS No. 142.


8) On February 25, 2000, the Company purchased the operating assets of PGI, Industries, Inc., ("PGI") an exporter of electronic components, located in Ronkonkoma, New York. The purchase price was $1,200,000 paid in cash, plus a deferred payment of $100,000 payable over the next two years based on certain conditions, as defined in the purchase agreement. As of September 30, 2001, $50,000 of the deferred payment has been paid. When the remaining contingency is resolved, the Company shall record the current fair value of the consideration issued as additional costs of the acquired enterprise. The acquisition has been accounted for as a purchase and the operations of PGI have been included in the Company's Statement of Operations since the date of acquisition, February 25, 2000. The excess of the purchase price over the fair value of the assets acquired, approximately $260,000, was being amortized on a straight-line basis over twenty years until the Company's adoption of SFAS No. 142.


9) Total comprehensive income and its components for the three months ended September 30, 2001 and 2000 are as follows:

                                                       Three Months Ended
                                                         September 30,
                                                --------------------------------
                                                    2001               2000
                                                --------------     -------------

Net (loss) income                                 (1,502,548)          4,657,867

Unrealized loss
  on marketable securities                          (109,033)            (3,897)


Deferred tax benefit                                   39,032              1,400
                                                --------------     -------------


Comprehensive (loss) income                       (1,572,549)          4,655,370
                                                ==============     =============



         Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.

FORM 10-Q                                                     September 30, 2001
Page 10


10) The number of shares used in the Company's basic and diluted earnings per share computations are as follows:

                                                       Three Months Ended
                                                         September 30,
                                                --------------------------------
                                                    2001               2000
                                                --------------     -------------

Weighted average common shares
  outstanding net of treasury shares,
  for basic earnings per share                      5,700,937          5,633,959

Common stock equivalents for
  stock options                                                          600,809
                                                --------------     -------------

Weighted average common shares
  outstanding for diluted earnings per share        5,700,937          6,234,768
                                                ==============     =============



         The diluted loss per common share for the three months ended September 30, 2001 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of 311,753 common share equivalents would have been antidilutive.


11) The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company's primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for the three months ended September 30, 2001 and 2000 is not considered material to the financial statements.

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

FORM 10-Q                                                     September 30, 2001
Page 11

                                                        Three Months Ended
                                                            September 30,
                                                       2001             2000
                                                    ---------        -------
                                                           (in thousands)
Net sales from external customers
    Electronics components distribution               $42,438          $87,767
    Contract manufacturing                              6,993            6,392
                                                      -------          -------

                                                      $49,431          $94,159
                                                       ======           ======

Intersegment net sales
    Electronics components distribution            $      114       $      128
    Contract manufacturing                              _____            _____

                                                   $      114       $      128
                                                    =========        =========

Operating (loss) profit
    Electronics components distribution              $ (1,574)         $ 8,259
    Contract manufacturing                                197              525
                                                      -------          -------

                                                     $ (1,377)         $ 8,784
                                                       =======           =====

Interest expense
    Electronics components distribution              $    604         $    752
    Contract manufacturing                                166              137
                                                     --------         --------

                                                      $   770         $    889
                                                       ======          =======

Income tax (benefit) provision
    Electronics components distribution            $     (654)     $     3,078
    Contract manufacturing                                 10              159
                                                     --------        ---------

                                                    $    (644)      $    3,237
                                                     =========       =========

Identifiable assets
    Electronics components distribution              $107,552         $138,719
    Contract manufacturing                             16,884           13,655
                                                     --------         --------

                                                     $124,436         $152,374
                                                      =======          =======

Capital expenditures
    Electronics components distribution             $      70       $      333
    Contract manufacturing                                                 801
                                                       ------          --------


                                                      $    70       $    1,134
                                                       ======        =========

Depreciation and amortization
    Electronics components distribution              $    369         $    536
    Contract manufacturing                                223              199
                                                     --------         --------

                                                     $    592         $    735
                                                      =======          =======

FORM 10-Q                                                     September 30, 2001
Page 12


                       JACO ELECTRONICS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:
Except   for  the   historical   information,   this   filing   includes
forward-looking statements that involve risks and uncertainties, including, but not limited to, general industry and economic conditions, the impact of competitive products, product demand and market acceptance risks, fluctuations in operating results, delays in development of highly-complex products, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts and the financial strength of the Company's customers and suppliers and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The forward-looking statements in this filing involve risks and uncertainties which could cause actual results, performance or trends, including margins, SG&A expenses as a percentage of revenues and earnings per diluted share, to differ materially from those expressed in the forward-looking statements. The Company believes that all forward-looking statements made by it have a reasonable basis, but there can be no assurance that management's expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Actual results may differ materially from such information set forth herein.

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

FORM 10-Q                                                     September 30, 2001
Page 13


Results of Operations

The following table sets forth certain items in the Company's statements of operations as a percentage of net sales for the periods shown:



                                                   Three Months Ended
                                                      September 30,
                                           ----------------------------------

                                                 2001               2000
                                            ---------------      ------------

Net sales                                             100.0%              100.0%
Cost of goods sold                                     83.8                78.1
                                            ---------------      ---------------

Gross profit                                           16.2                21.9
Selling, general and
 administrative expenses                               19.0                12.6
                                            ---------------      ---------------

Operating (loss) profit                               (2.8)                 9.3
Interest expense                                        1.5                 0.9
                                            ---------------      ---------------

Loss (earnings) before income taxes                   (4.3)                 8.4
Income tax (benefit) provision                        (1.3)                 3.5
                                            ---------------      ---------------
NET (LOSS) EARNINGS                                   (3.0)%                4.9%
                                            ==============       ===============


COMPARISON OF THE THREE  MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
-------------------------------------------------------------------------------

     Net sales for the three months ended September 30, 2001 were $49.4 million compared to $94.2 million for the three months ended September 30, 2000, a decrease of approximately $44.8 million or 48%. The decrease in net sales is primarily attributable to the continuing weak demand for electronic components throughout the electronics industry. Additionally, many of our customers have excess inventory based on current usage.

     Gross profit was $8.0 million for the three months ended September 30, 2001, a decrease of $12.6 million, or 61%, compared to $20.6 million for the three months ended September 30, 2000. Gross profit margins were 16.2% compared to 21.9%, respectively. During the three months ended September 30, 2001, demand for components continued to weaken, thereby resulting in a decrease in our margins. We do not foresee any material increase in margins until such time as the industry rebounds.

     Selling, general and administrative ("SG&A") expenses were $9.4 million for the three months ended September 30, 2001, a decrease of $2.4 million, or 20.6%, compared to $11.8 million for the three months ended September 30, 2000. As a percentage of net sales, SG&A expenses increased to 19.0% during the current quarter, compared to 12.6% during the same quarter last year. The decrease in spending is attributable to lower staffing levels required as a result of the decrease in demand for product and a decrease in variable costs, such as commissions paid to sales personnel, as a result of the reduction in sales. Management is continuing to review all SG&A expenses, and will continue to reduce costs that are deemed discretionary.

FORM 10-Q                                                     September 30, 2001
Page 14


     Interest  expense  decreased  to $0.8  million for the three  months  ended
September 30, 2001, as compared to $0.9 million for the three months ended September 30, 2000, or approximately 13%. The reduction in interest expense was primarily the result of a decrease in interest rates. Additionally, due to the decrease in sales, there has been a reduction in Accounts Receivable and management has implemented inventory reduction programs. These factors have resulted in a reduction in bank borrowings.

     Net loss for the three months ended September 30, 2001 was $1.5 million, $0.26 per share diluted, compared to net earnings for the three months ended September 30, 2000 of $4.7 million, or $0.75 per share diluted. The loss for the current quarter is primarily the result of the decrease in sales and reduction in gross profit margin.

LIQUIDITY AND CAPITAL RESOURCES

     Our agreement with our banks, as amended effective September 30, 2001, expires on September 14, 2003. The agreement provides us with a $70 million term loan and revolving line of credit facility based principally on eligible accounts receivable and inventories as defined in the agreement. The interest rate of the credit facility is based on the average 30-day LIBOR rate plus 1.0%-2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. The outstanding balance on the revolving line of credit facility was $51.1 million at September 30, 2001. Borrowings under this facility are collateralized by substantially all of our assets. The agreement contains provisions for maintenance of certain financial ratios, all of which we were in compliance with at September 30, 2001, and prohibits the payment of cash dividends.

     For the three months ended September 30, 2001, our cash provided by operating activities was approximately $4.5 million, as compared to net cash used in operating activities of $12.2 million for the same period last fiscal year. The increase in net cash provided is primarily attributable to a decrease in accounts receivable and inventory. This was partially offset by a decrease in accounts payable and accrued expenses for the three months ended September 30, 2001. The decrease in accounts receivable and inventory was the result of the decrease in net sales for the three months ended September 30, 2001, as compared to the same period last year. Net cash used in investing activities decreased to $0.4 million for the three months ended September 30, 2001, as compared to $1.2 million for the three months ended September 30, 2000. The decrease is primarily attributable to a reduction in capital expenditures. Net cash used in financing activities was $3.7 million for the three months ended September 30, 2001 as compared to net cash provided by financing activities of $13.8 million for the comparable period last fiscal year. The increase in net cash used is primarily attributable to the decrease in net borrowings under the line of credit of approximately $17.4 million.

     Our cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to future acquisitions, if any.

     For the three months ended September 30, 2001 and September 30, 2000, our inventory turnover was 2.8x and 5.1x, respectively. The average days outstanding of our accounts receivable at September 30, 2001 were 63 days, as compared to 46 days at September 30, 2000. We believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for at least the next twelve months.


Inflation

         Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

FORM 10-Q                                                     September 30, 2001
Page 15





Quantitative and Qualitative Disclosure about Market Risk.

         We are exposed to interest rate changes with respect to our credit facility which bears interest at the higher of the prime rate or the federal funds rate plus 0.5%, or at our option, at a rate equal to the average 30-day LIBOR rate plus 1.0% to 2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. At October 31, 2001 $46.3 million was outstanding under the credit facility. Changes in the LIBOR interest rate during the fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the LIBOR interest rate will increase or decrease interest expense for us by approximately $0.5 million based on outstanding borrowings at October 31, 2001.
               The impact of interest rate fluctuations on other floating rate debt is not material.

FORM 10-Q                                                     September 30, 2001
Page 16

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

                           Nothing to Report

Item 5.           Other Information

                            Nothing to Report


Item 6.          Exhibits and Reports on Form 8-K

                a)          Exhibits:

                            99.8.12  Amendment to Second Restated
                                     and Amended Loan and Security Agreement
                                     dated November 14, 2001

                b)          Reports on Form 8-K:  None

                                S I G N A T U R E




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 JACO ELECTRONICS, INC.
                                           (Registrant)



                        BY: /s/  Jeffrey D. Gash
                                 ---------------------------------------
                                 Jeffrey D. Gash, Chief Financial Officer
                                 (Principal Financial Officer)









DATED:  November 14, 2001