Form 10-Q
period 2001-12-31
JACO ELECTRONICS INC
filed 2002-02-14
CIK 52971

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2001

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



                        YES  X                             NO __
                             -



Number of Shares of Registrant's Common Stock Outstanding as of February 8, 2002
- 5,707,459 (Excluding 618,300 Shares of Treasury Stock).



FORM 10-Q                                                                       December 31, 2001
Page 2


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               December 31,             June 30,
                                                                  2001                    2001
                                                              ---------------          -----------
ASSETS

Current Assets

         Cash                                                 $    97,126               $    89,523
         Marketable securities                                    723,461                   771,406
         Accounts receivable - net                             26,805,550                37,820,946
         Inventories                                           49,856,900                62,212,121
         Prepaid expenses and other                               983,244                   824,121
         Prepaid and refundable income taxes                    1,606,115                   486,325
         Deferred income taxes                                  2,187,000                 2,190,000
                                                                ---------                 ---------

                  Total current assets                         82,259,396               104,394,442


Property, plant and equipment - net                             7,763,747                 8,389,651

Deferred income taxes                                             475,000                   436,000

Excess of cost over net assets acquired - net                  20,213,733                20,095,844

Other assets                                                    3,259,254                 2,998,902
                                                              -----------               -----------


                                                             $113,971,130              $136,314,839
                                                             ============              ============







     See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                        December 31, 2001
Page 3



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                      December 31,           June 30,
                                                                         2001                  2001
                                                                      ------------          -----------

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                      $ 18,188,049        $ 25,004,058
         Current maturities of long term debt and
           capitalized lease obligations                                 985,875           1,081,905
                                                                   -------------        ------------


         Total current liabilities                                    19,173,924          26,085,963

Long term debt and capitalized lease obligations                      43,508,101          56,128,243

Deferred compensation                                                    875,000             850,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued
         Common stock - authorized, 20,000,000,
            $.10 par value; issued 6,325,759 and
           6,315,759 shares, respectively, and 5,707,459
           and 5,697,459 shares outstanding, respectively                632,576             631,576
         Additional paid-in capital                                   24,639,866          24,615,866
         Retained earnings                                            27,323,056          30,146,599
         Accumulated other comprehensive income                           23,122              61,107
         Treasury stock                                              (2,204,515)         (2,204,515)
                                                                     ----------          -----------

         Total shareholders' equity                                   50,414,105          53,250,633
                                                                      ----------          ----------


                                                                    $113,971,130        $136,314,839
                                                                    ============        ============




                  See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                       December 31, 2001
Page 4



                       JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                                   2001                 2000
                                                               --------------       -------------

NET SALES                                                         $42,405,312        $100,235,652

COST AND EXPENSES

Cost of goods sold                                                 35,803,750          80,158,461
                                                                   ----------          ----------
         Gross profit                                               6,601,562          20,077,191

Selling, general and administrative expenses                        8,193,330          12,052,203
                                                                 ------------        ------------
         Operating (loss) profit                                  (1,591,768)           8,024,988

Interest expense                                                      539,227           1,169,326
                                                                 ------------        ------------
         (Loss) earnings before income taxes                      (2,130,995)           6,855,662

Income tax (benefit) provision                                      (810,000)           2,811,000
                                                                 ------------        ------------

         NET (LOSS) EARNINGS                                     $(1,320,995)        $  4,044,662
                                                                 ============        ============

Net (loss) earnings per common share:

Basic                                                            $     (0.23)        $       0.72
                                                                 ============        ============
Diluted                                                          $     (0.23)        $       0.65
                                                                 ============        ============
Weighted average common shares outstanding:

         Basic                                                      5,707,459           5,655,089
                                                                 ============        ============
         Diluted                                                    5,707,459           6,230,451
                                                                 ============        ============




     See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                                       December 31, 2001
Page 5



                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                                   2001                 2000
                                                               --------------       -------------

NET SALES                                                         $91,835,835        $194,394,480

COST AND EXPENSES

Cost of goods sold                                                 77,218,772         153,699,631
                                                                   ----------         -----------
         Gross profit                                              14,617,063          40,694,849

Selling, general and administrative expenses                       17,585,675          23,886,259
                                                                 ------------        ------------
         Operating (loss) profit                                  (2,968,612)          16,808,590

Interest expense                                                    1,308,931           2,058,061
                                                                 ------------        ------------
         (Loss) earnings before income taxes                      (4,277,543)          14,750,529

Income tax (benefit) provision                                    (1,454,000)           6,048,000
                                                                 ------------        ------------

         NET (LOSS) EARNINGS                                     $(2,823,543)        $  8,702,529
                                                                 ============        ============

Net (loss) earnings per common share:

Basic                                                            $     (0.49)        $       1.54
                                                                 ============        ============
Diluted                                                          $     (0.49)        $       1.40
                                                                 ============        ============

Weighted average common shares outstanding:

         Basic                                                      5,704,198           5,644,524
                                                                 ============        ============
         Diluted                                                    5,704,198           6,232,609
                                                                 ============        ============




     See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                                        December 31, 2001
Page 6



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                   (UNAUDITED)




                                                                                                          Accumulated
                                                                    Additional                               other
                                                                      paid-in            Retained        comprehensive
                                        Shares       Amount           capital            earnings           income
                                   --------------- -------------- ----------------  ------------------- ----------------


Balance at July 1, 2001                 6,315,759      $ 631,576     $ 24,615,866         $ 30,146,599         $ 61,107

Net loss                                                                                    (2,823,543)

Unrealized loss on marketable
  securities, net of deferred taxes                                                                             (37,985)

Exercise of stock options                  10,000          1,000           24,000
                                   --------------- -------------- ----------------  ------------------- ---------------- ---


Balance at December 31, 2001            6,325,759      $ 632,576     $ 24,639,866         $ 27,323,056         $ 23,122
                                   =============== ============== ================  =================== ================ ===





                                                         Total
                                      Treasury       shareholders'
                                        stock           equity
                                     ------------ -----------------
Balance at July 1, 2001              $ (2,204,515)     $ 53,250,633

Net loss                                                (2,823,543)

Unrealized loss on marketable
  securities, net of deferred taxes                        (37,985)

Exercise of stock options                                   25,000
                                      -----------     ------------
Balance at December 31, 2001         $ (2,204,515)     $ 50,414,105
                                       ===========     ============


See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                                  December 31, 2001
Page 7


          JACO ELECTRONICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED DECEMBER 31,
                          (UNAUDITED)

                                                                                       2001                 2000
                                                                                 ------------------   -----------------
 Cash flows from operating activities
      Net (loss) earnings                                                             $ (2,823,543)        $ 8,702,529

Adjustments to reconcile net (loss) earnings to net
     cash provided by (used in) operating activities
          Depreciation  and amortization                                                 1,189,926           1,486,162
          Deferred compensation                                                             25,000              92,500
          Deferred income tax benefit                                                      (14,968)           (363,000)
          Gain on sale of equipment                                                         (7,048)
          Provision for doubtful accounts                                                  181,300             746,201
          Changes in operating assets and liabilities,
          Decrease (increase) in operating assets - net                                 21,790,519         (36,820,975)
          (Decrease) increase in operating liabilities - net                            (6,591,009)          8,532,402
                                                                                 ------------------   -----------------

          Net cash provided by (used in) operating activities                           13,750,177         (17,624,181)
                                                                                 ------------------   -----------------

Cash flows from investing activities
Capital expenditures                                                                      (159,169)         (1,415,902)
Proceeds from sale of equipment                                                             37,673
Increase in marketable securities                                                          (11,072)            (52,573)
Business acquisitions - deferred payments                                                 (193,297)
Increase in other assets                                                                  (328,852)           (223,466)
                                                                                 ------------------   -----------------

         Net cash used in investing activities                                            (654,717)         (1,691,941)
                                                                                 ------------------   -----------------

Cash flows from financing activities
Borrowings under line of credit                                                         76,592,648         176,491,113
Payments under line of credit                                                          (89,150,168)       (157,413,488)
Principal payments under equipment financing
and term loans                                                                            (555,337)           (425,382)
Payment of fractional shares                                                                                      (559)
Proceeds from exercise of stock options                                                     25,000             306,000
                                                                                 ------------------   -----------------

Net cash (used in) provided by financing activities                                    (13,087,857)         18,957,684
                                                                                 ------------------   -----------------

NET INCREASE (DECREASE) IN CASH                                                              7,603            (358,438)
                                                                                 ------------------   -----------------

Cash at beginning of period                                                                 89,523             617,603
                                                                                 ------------------   -----------------

Cash at end of period                                                                     $ 97,126           $ 259,165
                                                                                 ==================   =================

Supplemental schedule of non-cash financing and investing activities:
Equipment acquired under capital lease obligations                                       $ 396,685
Accrued acquisition costs                                                                                  $ 3,960,000


                 See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                     December 31, 2001
Page 8


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

2) The Company has a $70,000,000 revolving line of credit facility with its banks, which is based principally on eligible accounts receivables and inventories as defined in the loan agreement. The agreement was amended to (i) extend the maturity date to September 14, 2003, and (ii) change the requirements of certain financial covenants. The interest rate is based on the average 30-day LIBOR plus 1% to 2-1/4% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio. The applicable interest rate may be adjusted quarterly and borrowings under this facility are collateralized by substantially all of the assets of the Company.

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

         The Company has adopted, as of July 1, 2001, the provisions of SFAS Nos. 141 and 142. Accordingly, the results for the three and six months ended December 31, 2001 excludes approximately $287,000 and $565,000, respectively, of such amortization, as compared to approximately $222,000 and $444,000, which were included in the comparable periods last year. The Company has performed a transitional fair value based impairment test and has determined that no impairment of goodwill or intangibles exist as of December 31, 2001.



FORM 10-Q                                                     December 31, 2001
Page 9


         The following table presents a reconciliation of net (loss) earnings and net (loss) earnings per common share amounts, as reported in the Company's statement of operations, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142.


                                                                 Three Months Ended                     Six Months Ended
                                                                    December 31,                          December 31,
                                                            2001                2000                 2001               2000
                                                            ----                ----                 ----               ----
                                                         (Unaudited)        (Unaudited)          (Unaudited)        (Unaudited)

                                                             Dollars in thousands except          Dollars in thousands except
                                                                   per share data                        per share data
                                                                   --------------                        --------------

Reported net (loss) earnings                                 $ (1,321)         $ 4,045              $ (2,824)            $ 8,703
   Add back: goodwill amortization                                                 213                                       426
   Add back: franchise agreement amortization                                        9                                        18
                                                       ----------------     ------------        --------------     ---------------

Adjusted net (loss) earnings                                 $ (1,321)         $ 4,267              $ (2,824)            $ 9,147
                                                       ================     ============        ==============     ===============


BASIC (LOSS) EARNINGS PER SHARE:
    Reported net (loss) earnings                              $ (0.23)          $ 0.72               $ (0.49)             $ 1.54
    Goodwill amortization                                                         0.03                                      0.08
    Franchise agreement amortization                                              0.00                                      0.00
                                                       ----------------     ------------        --------------     ---------------

    Adjusted net (loss) earnings                              $ (0.23)          $ 0.75               $ (0.49)             $ 1.62
                                                       ================     ============        ==============     ===============

DILUTED (LOSS) EARNINGS PER SHARE:
    Reported net (loss) earnings                              $ (0.23)          $ 0.65               $ (0.49)             $ 1.40
    Goodwill amortization                                                         0.03                                      0.07
    Franchise agreement amortization                                              0.00                                      0.00
                                                       ----------------     ------------        --------------     ---------------

    Adjusted net (loss) earnings                              $ (0.23)          $ 0.68               $ (0.49)             $ 1.47
                                                       ================     ============        ==============     ===============


6) In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," while retaining many of the requirements of such statement. The adoption of SFAS 144 is not expected to have a material impact or effect on the Companys financial position or it s results of operations.


7) On June 6, 2000, the Company acquired all of the issued and outstanding shares of common stock, no par value, of Interface Electronics Corp. ("Interface"), a distributor of electronic parts, components and equipment, located in Massachusetts. The purchase price was $15,400,000 payable in cash at the closing, plus a deferred payment of $3,953,297. On the second anniversary of the closing date a deferred payment of up to $2,640,000 shall be paid if certain conditions, as defined in the purchase agreement, are met. When the remaining contingency is resolved, the Company shall record the current fair value of the consideration paid as additional goodwill.

FORM 10-Q                                                      December 31, 2001
Page 10



The acquisition has been accounted for as a purchase and the operations of Interface have been included in the Company's Statement of Operations since the date of acquisition, June 6, 2000. Included in other assets are the costs of the identifiable intangible assets acquired, principally an employment agreement which is being amortized on a straight-line basis over five years, and a franchise agreement which was being amortized on a straight-line basis over fifteen years until the Company's adoption of SFAS No. 142. The excess of the purchase price and related expenses over the net tangible and identifiable intangible assets acquired amounted to approximately $17,604,000 and was being amortized on a straight-line basis over twenty years until the Company's adoption of SFAS No. 142.


8) On February 25, 2000, the Company purchased the operating assets of PGI, Industries, Inc., ("PGI") an exporter of electronic components, located in Ronkonkoma, New York. The purchase price was $1,200,000 paid in cash, plus a deferred payment of $100,000 payable over the next two years based on certain conditions, as defined in the purchase agreement. As of December 31, 2001, $50,000 of the deferred payment has been paid. When the remaining contingency is resolved, the Company shall record the current fair value of the consideration issued as additional costs of the acquired enterprise. The acquisition has been accounted for as a purchase and the operations of PGI have been included in the Company's Statement of Operations since the date of acquisition, February 25, 2000. The excess of the purchase price over the fair value of the assets acquired, approximately $260,000, was being amortized on a straight-line basis over twenty years until the Company's adoption of SFAS No. 142.


9)       Total comprehensive income and its components for the three and six months ended December 31, 2001 and 2000 are as follows:

                                                       Three Months Ended                     Six Months Ended
                                                          December 31,                          December 31,
                                                 --------------------------------    --------------------------------

                                                    2001               2000                2001               2000
                                                --------------     --------------      -------------      -------------

Net (loss) income                                $(1,320,995)         $4,044,662        $(2,823,543)          $8,702,529

Unrealized gain (loss)
  on marketable securities                             50,016          (108,938)           (59,017)          (112,835)


Deferred tax (expense) benefit                       (18,000)             39,600             21,032             41,000
                                                --------------     --------------      -------------      -------------


Comprehensive (loss) income                      $(1,288,979)         $3,975,324        $(2,861,528)          $8,630,694
                                                ==============     ==============      =============      =============



         Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.






FORM 10-Q                                                                       December 31, 2001
Page 11


10)      The number of shares used in the Company's basic and diluted earnings per share computations are as follows:

                                                       Three Months Ended                     Six Months Ended
                                                          December 31,                          December 31,
                                               ---------------------------------      --------------------------------

                                                    2001               2000                2001               2000
                                                --------------     --------------      -------------      -------------

Weighted average common shares
  outstanding net of treasury shares,
  for basic earnings per share                      5,707,459          5,655,089          5,704,198          5,644,524

Common stock equivalents for
  stock options                                                          575,362                               588,085
                                                --------------     --------------      -------------      -------------

Weighted average common shares
  outstanding for diluted earnings per share        5,707,459          6,230,451          5,704,198          6,232,609
                                                ==============     ==============      =============      =============



         The diluted loss per common share for the three and six months ended December 31, 2001 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of 259,683 and 285,718 common share equivalents, respectively, would have been antidilutive.


11) The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company's primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for the three and six months ended December 31, 2001 and 2000 is not considered material to the financial statements.

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



FORM 10-Q                                                                       December 31, 2001
Page 12

                                                         Three Months Ended                   Six Months Ended
                                                            December 31,                        December 31,
                                                            ------------                        ------------
                                                       2001             2000                2001              2000
                                                    ---------        ---------           ---------         -------
                                                           (in thousands)                      (in thousands)
Net sales from external customers
    Electronics components distribution               $38,163          $93,656             $80,601          $181,423
    Contract manufacturing                              4,242            6,580              11,235            12,971
                                                      -------          -------            --------          --------

                                                      $42,405         $100,236             $91,836          $194,394
                                                       ======          =======              ======           =======

Intersegment net sales
    Electronics components distribution             $      54       $      254           $     169         $     382
    Contract manufacturing                              _____            _____               _____             _____

                                                    $      54       $      254            $    169          $    382
                                                     ========        =========             =======           =======

Operating (loss) profit
    Electronics components distribution              $ (1,451)         $ 7,712            $ (3,025)         $ 15,971
    Contract manufacturing                               (141)             313                  56               838
                                                     ---------         -------              ------           -------

                                                     $ (1,592)         $ 8,025            $ (2,969)         $ 16,809
                                                       =======           =====             ========          =======

Interest expense
    Electronics components distribution              $    403       $    1,015          $    1,007        $    1,767
    Contract manufacturing                                136              154                 302               291
                                                     --------         --------             -------           -------

                                                      $   539        $   1,169          $    1,309        $    2,058
                                                       ======         ========           =========         =========

Income tax (benefit) provision
    Electronics components distribution            $     (716)     $     2,746          $    (1,370)       $    5,824
    Contract manufacturing                                (94)              65                  (84)              224
                                                    ----------        --------             ----------        ---------

                                                    $    (810)      $    2,811           $    (1,454)       $    6,048
                                                     =========       =========            ===========        =========

Identifiable assets
    Electronics components distribution               $99,884         $150,593               $99,884          $150,593
    Contract manufacturing                             14,087           15,890                14,087            15,890
                                                     --------         --------              --------          --------

                                                     $113,971         $166,483              $113,971          $166,483
                                                      =======          =======               =======           =======

Capital expenditures
    Electronics components distribution             $      58       $      196              $    128          $    529
    Contract manufacturing                                 31               86                    31               887
                                                      -------          -------               -------          --------

                                                      $    89         $    282              $    159        $    1,416
                                                       ======          =======               =======         =========

Depreciation and amortization
    Electronics components distribution              $    373         $    540              $    742        $    1,076
    Contract manufacturing                                225              211                   448               410
                                                     --------         --------               -------           -------

                                                     $    598         $    751            $    1,190        $    1,486
                                                      =======          =======             =========         =========


FORM 10-Q                                                     December 31, 2001
Page 13


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



FORM 10-Q                                                                       December 31, 2001
Page 14


Results of Operations

The following table sets forth certain items in the Company's statements of operations as a percentage of net sales for the periods shown:



                                                 Three Months Ended                     Six Months Ended
                                                    December 31,                          December 31,
                                           ------------------------------         ---------------------------

                                              2001               2000                2001             2000
                                           ----------         ----------          ----------       ----------

Net Sales                                        100.0%           100.0%              100.0%            100.0%
Cost of goods sold                                84.4              80.0                84.1             79.1
                                           ----------         ----------          ----------       ----------
 Gross Profit                                     15.6              20.0                15.9             20.9
Selling, general and
  administrative expenses                         19.3              12.0                19.1             12.3
                                           ----------         ----------          ----------       ----------
Operating (loss)  profit                         (3.7)               8.0               (3.2)              8.6
Interest expense                                  1.3                1.2                 1.5              1.0
                                           ----------         ----------          ----------       ----------
(Loss) earnings before income taxes              (5.0)               6.8               (4.7)              7.6
Income tax (benefit) provision                   (1.9)               2.8               (1.6)              3.1
                                           ----------         ----------          ----------       ----------
 NET (LOSS) EARNINGS                             (3.1)%              4.0%              (3.1)%             4.5%
                                           ==========         ==========          ==========       ==========



COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000
-------------------------------------------------------------------------------

     Net sales for the three and six months ended December 31, 2001 were $42.4 million and $91.8 million, respectively, compared to $100.2 million and $194.4 million for the three and six months ended December 31, 2000, respectively, representing decreases of 57.7% and 52.8%. The decreases are the result of continuing weak demand for components throughout the electronics industry and a general slowdown in the global economy. Additionally, as a result of the reduced demand, many of our customers have a surplus of inventory. At such time that this surplus diminishes the Company believes that sales will increase. Weak demand negatively impacted sales in all product groups except flat panels. As applications for flat panel usage increases, the Company has dedicated additional resources to this market and has realized sequential growth compared to the first quarter of this fiscal year. Also, the focus on the sale of integrated flat panel product has resulted in new flat panel business.

FORM 10-Q                                                     December 31, 2001
Page 15

         Gross profit was $6.6 million, or 15.6% and $14.6 million, or 15.9% for the three and six months ended December 31, 2001, respectively, compared to $20.1 million, or 20.0% and $40.7 million, or 20.9% for the three and six months ended December 31, 2000, representing decreases of 67.1% and 64.1%. Demand for components continues to be weak. We do not foresee any material increase in gross margin until such time that demand for our product improves.

         Selling, general and administrative ("SG&A") expenses were $8.2 million and $17.6 million for the three and six months ended December 31, 2001, respectively, compared to $12.1 million and $23.9 million for the three and six months ended December 31, 2000, respectively. This represents a decrease of $3.9 million, or 32.0% and $6.3 million, or 26.4% for the three and six months ended December 31, 2001, respectively, compared to the same periods for Fiscal 2001. As a result of weak demand, it has been necessary to significantly reduce staffing levels in all departments. The Company has reduced costs that are deemed discretionary and has seen a decrease in variable costs, such as commissions paid to sales personnel, as a result of the decrease in sales. Though management is continuing to review all SG&A expenses, we believe that we have not hindered our ability to grow as customers demand increases.

         Interest expense decreased to $0.5 million and $1.3 million for the three and six months ended December 31, 2001, respectively, compared to $1.2 million and $2.1 million for the three and six months ended December 31, 2000, respectively, representing decreases of 53.9% and 36.4%. The reduction of interest expense is attributable to the Company's ability to reduce inventory levels as demand has weakened, a decrease in Accounts Receivable as a function of sales, and a reduction in borrowing rates.

         Net loss for the three and six months ended December 31, 2001 was $1.3 million, or $0.23 per share diluted, and $2.8 million, or $0.49 per share diluted, respectively, compared to net earnings of $4.0 million, or $0.65 per share diluted and $8.7 million, or $1.40 per share diluted for the three and six months ended December 31, 2000, respectively. The Company was unable to reduce costs during this time period to the same extent as sales decreased.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Our agreement with our banks, as amended, expires on September 14, 2003. The agreement provides us with a $70 million revolving line of credit facility based principally on eligible accounts receivable and inventories as defined in the agreement. The interest rate of the credit facility is based on the average 30-day LIBOR rate plus 1.0%-2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. The outstanding balance on the revolving line of credit facility was $42.0 million at December 31, 2001. Borrowings under this facility are collateralized by substantially all of our assets. The agreement, as amended on February 6, 2002, contains provisions for maintenance of certain financial ratios, all of which we were in compliance with as of December 31, 2001, and prohibits the payment of cash dividends.

     For the six months ended December 31, 2001, our cash provided by operating activities was approximately $13.8 million, as compared to net cash used in operating activities of $17.6 million for the same period last fiscal year. The increase in net cash provided is primarily attributable to a decrease in accounts receivable and inventory. This was partially offset by a decrease in accounts payable and accrued expenses for the six months ended December 31, 2001. The decrease in accounts receivable and inventory was the result of the decrease in net sales for the six months ended December 31, 2001, as compared to the same period last year. Net cash used in investing activities decreased to $0.7 million for the six months ended December 31, 2001, as compared to $1.7 million for the six months ended December 31, 2000. The decrease is primarily attributable to a reduction in capital expenditures. Net cash used in financing activities was $13.1 million for the six months ended December 31, 2001 as compared to net cash provided by financing activities of $19.0 million for the comparable period last fiscal year. The increase in net cash used is primarily attributable to the decrease in the outstanding balance on the revolving line of credit facility from $54.6 million as of June 30, 2001 to $42.0 million as of December 31, 2001, which was a result of the decreases in accounts receivable and inventory.

FORM 10-Q                                                      December 31, 2001
Page 16



               For the six months ended December 31, 2001 and December 31, 2000, our inventory turnover was 2.8x and 4.9x, respectively. The average days outstanding of our accounts receivable at December 31, 2001 were 63 days, as compared to 48 days at December 31, 2000.

     We believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the forseeable future. However, our cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to future acquisitions, if any. While there can be no assurances that such financing will be available, the Company believes it will be able to continue to obtain financing on acceptable terms.



Inflation

         Inflation has not had a significant impact on the Company's operations during the last three fiscal years.



Quantitative and Qualitative Disclosure about Market Risk.
----------------------------------------------------------

         We are exposed to interest rate changes with respect to our credit facility which bears interest at the higher of the prime rate or the federal funds rate plus 0.5%, or at our option, at a rate equal to the average 30-day LIBOR rate plus 1.0% to 2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. At January 31, 2002, $43.3 million was outstanding under the credit facility. Changes in the LIBOR interest rate during the fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the LIBOR interest rate will increase or decrease interest expense for us by approximately $0.4 million based on outstanding borrowings at January 31, 2002.

               The impact of interest rate fluctuations on other floating rate debt is not material.

FORM 10-Q                                                      December 31, 2001
Page 17

PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                           Nothing to Report


Item 2.           Changes in Securities and Use of Proceeds

                           Nothing to Report


Item 3.           Defaults Upon Senior Securities

                           Nothing to Report


Item 4.           Submission of Matters to a Vote of Security Holders

                  Our Annual Meeting of Shareholders was held on December 12, 2001. The Shareholders approved the following:

                           The election of each of the nominees to the Board of
                  Directors:

                  Stephen A. Cohen          For: 5,412,704     Withheld:  79,695
                  Edward M. Frankel         For: 5,418,204     Withheld:  74,195
                  Charles B. Girsky         For: 5,232,404     Withheld: 259,995
                  Joel H. Girsky            For: 5,232,404     Withheld: 259,995
                  Joseph F. Hickey, Jr.     For: 5,418,204     Withheld:  74,195
                  Joseph F. Oliveri         For: 5,232,404     Withheld: 259,995


Item 5.           Other Information

                            Nothing to Report


Item 6.          Exhibits and Reports on Form 8-K

                a)       Exhibits

                         99.8.13  Amendment to Second Restated
                                  and Amended Loan and Security Agreement
                                  dated February 6, 2002

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










DATED:  February 14, 2002