Form 10-Q
period 2002-03-31
JACO ELECTRONICS INC
filed 2002-05-14
CIK 52971

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


{X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2002

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



                   YES  X                                      NO __
                        -



Number of Shares of Registrant's Common Stock Outstanding as of May 10, 2002 - 5,707,459 (Excluding 618,300 Shares of Treasury Stock).



FORM 10-Q                                                        March 31, 2002
Page 2


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      March 31,         June 30,
                                                      2002                2001
                                                   --------------       ---------
ASSETS

Current Assets

        Cash                                       $ 400,379            $  89,523
        Marketable securities                        730,886              771,406
        Accounts receivable - net                 29,934,982           37,820,946
        Inventories                               53,222,706           62,212,121
        Prepaid expenses and other                 1,311,777              824,121
        Prepaid and refundable income taxes        1,770,909              486,325
        Deferred income taxes                      2,129,000            2,190,000
                                                   ---------            ---------

               Total current assets               89,500,639          104,394,442


Property, plant and equipment - net                7,233,133            8,389,651

Deferred income taxes                                502,000              436,000

Excess of cost over net assets acquired - net     20,263,733           20,095,844

Other assets                                       3,294,797            2,998,902
                                                   ---------            ---------


                                                $120,794,302         $136,314,839
                                                ============         ============


          See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                             March 31, 2002
Page 3



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                          March 31,         June 30,
                                                            2002             2001
                                                        --------------  --------------

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

        Accounts payable and accrued expenses        $ 27,886,523     $ 25,004,058
        Current maturities of long term debt and
         capitalized lease obligations                    955,920        1,081,905
                                                       ----------       ----------

        Total current liabilities                      28,842,443       26,085,963

Long term debt and capitalized lease obligations       41,321,335       56,128,243

Deferred compensation                                     887,500          850,000


SHAREHOLDERS' EQUITY


        Preferred stock - authorized, 100,000 shares,
         $10 par value; none issued
        Common stock - authorized, 20,000,000,
           $.10 par value; issued 6,325,759 and
         6,315,759 shares, respectively, and 5,707,459
         and 5,697,459 shares outstanding, respectively   632,576          631,576
        Additional paid-in capital                     24,639,866       24,615,866
        Retained earnings                              26,648,506       30,146,599
        Accumulated other comprehensive income             26,591           61,107
        Treasury stock                                (2,204,515)      (2,204,515)
                                                      ----------       -----------

        Total shareholders' equity                     49,743,024       53,250,633
                                                       ----------       ----------

                                                     $120,794,302     $136,314,839
                                                     ============     ============


             See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                        March 31, 2002
Page 4



                       JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                       2002             2001
                                                    -----------      -----------

NET SALES                                           $49,297,412      $83,680,954

COST AND EXPENSES

Cost of goods sold                                   42,100,445       68,313,422
                                                     ----------       ----------
        Gross profit                                  7,196,967       15,367,532

Selling, general and administrative expenses          7,726,038       11,585,251
                                                      ---------       ----------
        Operating (loss) profit                       (529,071)        3,782,281

Interest expense                                        493,479        1,094,788
                                                      ---------       ----------
        (Loss) earnings before income taxes         (1,022,550)        2,687,493

Income tax (benefit) provision                        (348,000)        1,102,000
                                                      ---------       ----------
        NET (LOSS) EARNINGS                          $(674,550)       $1,585,493
                                                     ==========       ==========
Net (loss) earnings per common share:

Basic                                                $   (0.12)       $     0.28
                                                     ==========       ==========
Diluted                                              $   (0.12)       $     0.26
                                                     ==========       ==========
Weighted average common shares outstanding:

 Basic                                                5,707,459        5,692,537
                                                      =========       ==========
 Diluted                                              5,707,459        6,165,278
                                                      =========       ==========


         See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                        March 31, 2002
Page 5



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                       2002             2001
                                                    -----------      -----------
NET SALES                                          $141,133,247     $278,075,434

COST AND EXPENSES

Cost of goods sold                                  119,319,217      222,013,053
                                                    -----------      -----------
        Gross profit                                 21,814,030       56,062,381

Selling, general and administrative expenses         25,311,713       35,471,510
                                                     ----------      ----------
        Operating (loss) profit                     (3,497,683)       20,590,871

Interest expense                                      1,802,410        3,152,849
                                                      ---------       ----------
        (Loss) earnings before income taxes         (5,300,093)       17,438,022

Income tax (benefit) provision                      (1,802,000)        7,150,000
                                                    -----------       ----------

        NET (LOSS) EARNINGS                         $(3,498,093)     $10,288,022
                                                    ============     ===========
Net (loss) earnings per common share:

Basic                                                $   (0.61)       $     1.82
                                                     ==========       ==========
Diluted                                              $   (0.61)       $     1.66
                                                     ==========       ==========

Weighted average common shares outstanding:

        Basic                                         5,705,269        5,660,295
                                                      =========       ==========
        Diluted                                       5,705,269        6,209,932
                                                      =========       ==========




           See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                                          March 31, 2002
Page 6



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)





                                                                   Additional
                                                                     paid-in        Retained
                                            Shares    Amount       capital        earnings
                                         ------------ ----------- -------------- ----------------

Balance at July 1, 2001                  6,315,759   $ 631,576   $ 24,615,866     $ 30,146,599

Net loss                                                                            (3,498,093)

Unrealized loss on marketable
  securities, net of deferred taxes

Exercise of stock options                   10,000       1,000         24,000
                                        ------------ ----------- -------------- ----------------

Balance at March 31, 2002                6,325,759   $ 632,576   $ 24,639,866     $ 26,648,506
                                       ============ =========== ============== ================



                                                Accumulated
                                                   other                        Total
                                                comprehensive  Treasury     shareholders'
                                                   income         stock        equity
                                                ------------- ------------- --------------

Balance at July 1, 2001                             $ 61,107  $ (2,204,515)  $ 53,250,633

Net loss                                                                       (3,498,093)

Unrealized loss on marketable
  securities, net of deferred taxes                  (34,516)                     (34,516)

Exercise of stock options                                                          25,000
                                                -------------- ------------ --------------

Balance at March 31, 2002                           $ 26,591  $ (2,204,515)  $ 49,743,024
                                                ============== ============ ==============


See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                          March 31, 2002
Page 7


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                       2002             2001
                                                                   --------------   --------------
Cash flows from operating activities
      Net (loss) earnings                                           $ (3,498,093)    $ 10,288,022

Adjustments to reconcile net (loss) earnings to net
     cash provided by (used in) operating activities
 Depreciation  and amortization                                         1,765,267        2,320,995
 Deferred compensation                                                     37,500          138,750
 Deferred income tax expense (benefit)                                     14,032         (792,000)
 Gain on sale of equipment                                                 (7,048)
 Provision for doubtful accounts                                          216,400        1,064,401
 Changes in operating assets and liabilities,
 Decrease (increase) in operating assets - net                         14,766,854      (42,178,132)
 Increase in operating liabilities - net                                3,107,465       10,387,116
                                                                   --------------   --------------

          Net cash provided by (used in) operating activities         16,402,377      (18,770,848)
                                                                   --------------   --------------

Cash flows from investing activities
Capital expenditures                                                    (169,646)      (1,830,704)
Proceeds from sale of equipment                                           37,673
Increase in marketable securities                                        (13,028)         (54,737)
Business acquisitions - deferred payments                               (243,297)      (3,792,807)
Increase in other assets                                                (398,645)        (204,848)
                                                                   --------------   --------------

         Net cash used in investing activities                          (786,943)      (5,883,096)
                                                                   --------------   --------------

Cash flows from financing activities
Borrowings under line of credit                                      116,403,926      254,637,255
Payments under line of credit                                       (130,919,186)    (230,291,235)
Principal payments under equipment financing
and term loans                                                          (814,318)        (672,897)
Payment of fractional shares                                                                 (559)
Proceeds from exercise of stock options                                   25,000          436,625
                                                                   --------------   --------------

Net cash (used in) provided by financing activities                  (15,304,578)      24,109,189
                                                                   --------------   --------------

NET INCREASE (DECREASE) IN CASH                                          310,856         (544,755)
                                                                   --------------   --------------

Cash at beginning of period                                               89,523          617,603
                                                                   --------------   --------------

Cash at end of period                                                  $ 400,379         $ 72,848
                                                                   ==============   ==============

Supplemental schedule of non-cash financing and investing activities:
Equipment acquired under capital lease obligations                     $ 396,685      $ 1,535,169
Accrued acquisition costs                                                               $ 217,193

See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                        March 31, 2002
Page 8


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

        The Company has adopted, as of July 1, 2001, the provisions of SFAS Nos. 141 and 142. Accordingly, the results for the three and nine months ended March 31, 2002 excludes approximately $280,000 and $847,000, respectively, of such amortization, as compared to approximately $273,000 and $717,000, which were included in the comparable periods last year. The Company performed a transitional fair value based impairment test and determined that no impairment of goodwill or intangible existed as of December 31, 2001.


FORM 10-Q                                                        March 31, 2002
Page 9


        The following table presents a reconciliation of net (loss) earnings and net (loss) earnings per common share amounts, as reported in the Company's statement of operations, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142.


                                                    Three Months Ended             Nine Months Ended
                                                         March 31,                     March 31,
                                                  -------------------              ------------------
                                                  2002           2001             2002            2001
                                                  ----           ----             ----            ----
                                              (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)

                                                Dollars in thousands except       Dollars in thousands except
                                                      per share data                    per share data
                                                      --------------                   ----------------

Reported net (loss) earnings                       $ (675)      $ 1,585          $ (3,498)       $ 10,288
   Add back: goodwill amortization                                  264                               690
   Add back: franchise agreement amortization                         9                                27

                                              -------------    ----------      ------------    ------------

Adjusted net (loss) earnings                       $ (675)      $ 1,858          $ (3,498)       $ 11,005
                                              =============    ==========      ============    ============

BASIC (LOSS) EARNINGS PER SHARE:
    Reported net (loss) earnings                  $ (0.12)       $ 0.28           $ (0.61)         $ 1.82
    Goodwill amortization                                          0.05                              0.12
    Franchise agreement amortization                               0.00                              0.00
                                              -------------    ----------      ------------    ------------

    Adjusted net (loss) earnings                  $ (0.12)       $ 0.33           $ (0.61)         $ 1.94
                                              =============    ==========      ============    ============

DILUTED (LOSS) EARNINGS PER SHARE:
    Reported net (loss) earnings                  $ (0.12)       $ 0.26           $ (0.61)         $ 1.66
    Goodwill amortization                                          0.04                              0.11
    Franchise agreement amortization                               0.00                              0.00
                                              -------------    ----------      ------------    ------------

    Adjusted net (loss) earnings                  $ (0.12)       $ 0.30           $ (0.61)         $ 1.77
                                              =============    ==========      ============    ============


6) In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," while retaining many of the requirements of such statement. The adoption of SFAS 144 is not expected to have a material impact or effect on the Company's financial position or it's results of operations.

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

FORM 10-Q                                                        March 31, 2002
Page 10



The acquisition has been accounted for as a purchase and the operations of Interface have been included in the Company's Statement of Operations since the date of acquisition. Included in other assets are the costs of the identifiable intangible assets acquired, principally an employment agreement which is being amortized on a straight-line basis over five years, and a franchise agreement which was being amortized on a straight-line basis over fifteen years until the Company's adoption of SFAS No. 142. The excess of the purchase price and related expenses over the net tangible and identifiable intangible assets acquired amounted to approximately $17,604,000 at March 31, 2002 and was being amortized on a straight-line basis over twenty years until the Company's adoption of SFAS No. 142.


8) On February 25, 2000, the Company purchased the operating assets of PGI Industries, Inc., ("PGI") an exporter of electronic components, located in Ronkonkoma, New York. The purchase price was $1,200,000 paid in cash, plus a deferred payment of $100,000 which has been paid. The acquisition has been accounted for as a purchase and the operations of PGI have been included in the Company's Statement of Operations since the date of acquisition. The excess of the purchase price over the fair value of the assets acquired, approximately $310,000 at March 31, 2002, was being amortized on a straight-line basis over twenty years until the Company's adoption of SFAS No. 142.


9) Total comprehensive income (loss) and its components for the three and nine months ended March 31, 2002 and 2001 are as follows:

                                            Three Months Ended             Nine Months Ended
                                                March 31,                      March 31,
                                       ---------------------------    ---------------------------
                                           2002           2001            2002            2001
                                        -----------    ------------    ------------    -----------

Net (loss) income                       $(674,550)     $1,585,493     $(3,498,093)    $10,288,022

Unrealized gain (loss)
  on marketable securities                   5,469        (96,588)        (53,548)      (209,423)

Deferred tax (expense) benefit             (2,000)          35,000          19,032         76,000
                                        -----------    ------------    ------------    -----------

Comprehensive (loss) income             $(671,081)      $1,523,905     $(3,532,609)    $10,154,599
                                        ===========    ============    ============    ===========



        Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.







FORM 10-Q                                                        March 31, 2002
Page 11


10)     The number of shares used in the Company's basic and diluted earnings per share computations are as follows:

                                            Three Months Ended             Nine Months Ended
                                                March 31,                      March 31,
                                     ---------------------------     ---------------------------
                                           2002           2001            2002            2001
                                        -----------    ------------    ------------    -----------

Weighted average common shares
  outstanding net of treasury shares,
  for basic earnings per share           5,707,459       5,692,537       5,705,269      5,660,295

Common stock equivalents for
  stock options                                            472,741                        549,637
                                        -----------    ------------    ------------    -----------

Weighted average common shares
  outstanding for diluted earnings per   5,707,459       6,165,278       5,705,269      6,209,932
share
                                        ===========    ============    ============    ===========




        Excluded from the calculation of earnings per share are options to purchase 944,521 and 947,454 shares of the Company's common stock for the three and nine months ended March 31, 2002, respectively, as compared to 45,000 shares for the three and nine months ended March 31, 2001, as their inclusion would have been antidilutive. Common stock equivalents for stock options are calculated using the treasury stock method.


11) The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company's primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for the three and nine months ended March 31, 2002 and 2001 is not considered material to the financial statements.

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



FORM 10-Q                                                        March 31, 2002
Page 12

                                             Three Months Ended             Nine Months Ended
                                                  March 31,                     March 31,
                                                  ---------                     ---------
                                              2002          2001            2002           2001
                                           --------      --------        --------       -------
                                               (in thousands)                (in thousands)
Net sales from external customers
   Electronics components distribution      $46,411       $76,060        $127,012       $257,483
   Contract manufacturing                     2,886         7,621          14,121         20,592
                                            -------       -------        --------       --------

                                            $49,297       $83,681        $141,133       $278,075
                                             ======        ======         =======        =======

Intersegment net sales
   Electronics components distribution    $      27    $      402       $     196      $     784
   Contract manufacturing                         9                             9
                                           --------     ---------         -------         -------
                                          $      36    $      402        $    205       $    784
                                           ========     =========         =======        =======

Operating (loss) profit
   Electronics components distribution       $ (184)      $ 3,415        $ (3,209)      $ 19,386
   Contract manufacturing                      (345)          367            (289)         1,205
                                           ---------      -------        ---------     ---------

                                             $ (529)      $ 3,782        $ (3,498)      $ 20,591
                                               =====        =====         ========       =======

Interest expense
   Electronics components distribution     $    374      $    925      $    1,381     $    2,692
   Contract manufacturing                       119           170             421            461
                                           --------      --------         -------        -------

                                            $   493     $   1,095      $    1,802     $    3,153
                                             ======      ========       =========      =========

Income tax (benefit) provision
   Electronics components distribution   $     (190)  $     1,021       $    (1,560)   $    6,845
   Contract manufacturing                      (158)           81              (242)          305
                                         -----------     --------        -----------    ---------

                                          $    (348)   $    1,102       $    (1,802)   $    7,150
                                           =========    =========        ===========    =========

Identifiable assets
   Electronics components distribution     $107,534      $153,252          $107,534      $153,252
   Contract manufacturing                    13,260        19,590            13,260        19,590
                                           --------      --------          --------      --------

                                           $120,794      $172,842          $120,794      $172,842
                                            =======       =======           =======       =======

Capital expenditures
   Electronics components distribution    $      11    $      543          $    139    $    1,072
   Contract manufacturing                                                        31           759
                                               ----       -------           -------      --------

                                            $    11      $    543          $    170    $    1,831
                                             ======       =======           =======     =========

Depreciation and amortization
   Electronics components distribution     $    347      $    579        $    1,089    $    1,655
   Contract manufacturing                       228           256               676           666
                                           --------      --------           -------       -------

                                           $    575      $    835        $    1,765    $    2,321
                                            =======       =======         =========     =========


FORM 10-Q                                                        March 31, 2002
Page 13


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


FORM 10-Q                                                        March 31, 2002
Page 14


Results of Operations

The following table sets forth certain items in the Company's statements of operations as a percentage of net sales for the periods shown:



                                       Three Months Ended             Nine Months Ended
                                           March 31,                      March 31,
                                    ------------------------       -----------------------

                                      2002           2001            2002           2001
                                    --------       --------        --------       --------

Net sales                              100.0%         100.0%          100.0%         100.0%
Cost of goods sold                      85.4           81.7            84.6           79.8
                                    --------       --------        --------       --------
Gross profit                            14.6           18.3            15.4           20.2
Selling, general and
  administrative expenses               15.7           13.8            17.9           12.8
                                    --------        --------        --------       --------
 Operating (loss) profit                (1.1)           4.5            (2.5)           7.4
 Interest expense                        1.0            1.3             1.3            1.1
                                    --------        --------        --------       --------

(Loss) earnings before income taxes    (2.1)            3.2            (3.8)           6.3
Income tax (benefit) provision         (0.7)            1.3            (1.3)           2.6
                                    --------        --------        --------       --------
        NET (LOSS) EARNINGS            (1.4)%           1.9%           (2.5)%          3.7%
                                    ==========     ==========      ==========     ==========


COMPARISON OF THE THREE AND NINE  MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
--------------------------------------------------------------------------------

        Net sales for the three and nine months ended March 31, 2002 were $49.3 million and $141.1 million, respectively, compared to $83.7 million and $278.1 million for the three and nine months ended March 31, 2001, respectively, representing decreases of 41.1% and 49.2%. The electronics industry continues to be impacted by weak demand for components. However, we did realize a 16% sequential increase in quarterly net sales as we believe some of the excess inventory at our customers has been utilized. During the current quarter, our flat panel display (FPD) sales represented approximately 16% of our total distribution sales, and continues to be an area of our business that has not been as significantly effected by the technology slump as other areas of our business. For the current quarter, passive components represented approximately 38% of our distribution sales and active components including FPD represented approximately 62%.

FORM 10-Q                                                        March 31, 2002
Page 15

        Gross profit was $7.2 million, or 14.6% and $21.8 million, or 15.4% for the three and nine months ended March 31, 2002, respectively, compared to $15.4 million, or 18.3% and $56.1 million, or 20.2% for the three and nine months ended March 31, 2001. We continue to see downward pressure on our gross profit margins as a result of weak demand for components. Additionally, we have experienced an increase in the sale of certain semiconductors that have historically sold at lower margins than other components. We do not anticipate any increase in our gross profit margins for the foreseeable future.

        Selling, general and administrative expenses ("SG&A") were $7.7 million and $25.3 million for the three and nine months ended March 31, 2002, respectively, compared to $11.6 million and $35.5 million for the three and nine months ended March 31, 2001, respectively. This represents a decrease of $3.9 million, or 33.3%, and $10.2 million, or 28.6%, for the three and nine months respectively. During the quarter, we have continued to reduce costs that management deems non-essential to our anticipated future growth. The full effect of the most recent cost reductions will be realized during the fourth quarter, which should slightly reduce our SG&A.

        Interest expense decreased to $0.5 million and $1.8 million for the three and nine months ended March 31, 2002, respectively, compared to $1.1 million and $3.2 million for the three and nine months ended March 31, 2001, respectively, representing decreases of 54.9% and 42.8%. This decrease is attributable to a reduction in bank borrowings and favorable borrowing rates that have existed for the last year. We do not anticipate our borrowings to increase during the next quarter.

        Net loss for the three and nine months ended March 31, 2002 was $0.7 million, or $0.12 per share diluted, and $3.5 million, or $0.61 per share diluted, respectively, compared to net earnings of $1.6 million, or $0.26 per share diluted and $10.3 million, or $1.66 per share diluted for the three and nine months ended March 31, 2001, respectively. The net loss was primarily attributable to the weak condition of the electronics industry resulting in a significant reduction in sales. The reduction in SG&A has enabled us to reduce the net loss during the quarter compared to the December 2001 quarter.


LIQUIDITY AND CAPITAL RESOURCES

        Our agreement with our banks, as amended, expires on September 14, 2003. The agreement provides us with a $70 million revolving line of credit facility based principally on eligible accounts receivable and inventories as defined in the agreement. The current interest rate of the credit facility is based on the average 30-day LIBOR rate plus 1.0%-2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. The outstanding balance on the revolving line of credit facility was $40.0 million at March 31, 2002. Borrowings under this facility are collateralized by substantially all of our assets. The agreement, as amended on February 6, 2002, contains provisions for maintenance of certain financial ratios, all of which we were in compliance with as of March 31, 2002, and prohibits the payment of cash dividends.

        For the nine months ended March 31, 2002, our cash provided by operating activities was approximately $16.4 million, as compared to net cash used in operating activities of $18.8 million for the same period last fiscal year. The increase in net cash provided is primarily attributable to a decrease in accounts receivable and inventory. The decrease in accounts receivable and inventory was the result of the decrease in net sales for the nine months ended March 31, 2002, as compared to the same period last year. Net cash used in investing activities decreased to $0.8 million for the nine months ended March 31, 2002, as compared to $5.9 million for the nine months ended March 31, 2001. The decrease is primarily attributable to deferred payments related to the acquisition of Interface Electronics Corp. of $0.2 million for the nine months ended March 31, 2002, as compared to $3.8 million for the nine months ended March 31, 2001. Net cash used in financing activities was $15.3 million for the nine months ended March 31, 2002 as compared to net cash provided by financing activities of $24.1 million for the comparable period last fiscal year. The increase in net cash used is primarily attributable to the decrease in the outstanding balance on the revolving line of credit facility from $54.6 million as of June 30, 2001 to $40.0 million as of March 31, 2002, which was a result of the decreases in accounts receivable and inventory.

FORM 10-Q                                                        March 31, 2002
Page 16


               For the nine months ended March 31, 2002 and March 31, 2001, our inventory turnover was 2.9x and 4.4x, respectively. The average days outstanding of our accounts receivable at March 31, 2002 were 61 days, as compared to 48 days at March 31, 2001.

        We believe that cash flow from operations and funds available under our existing credit facility will be sufficient to fund our capital needs for the foreseeable future. However, our cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to future acquisitions, if any. Historically, we have been able to obtain amendments to our existing credit facility to satisfy financial covenants. While there can be no assurances that such financing or future amendment if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms.


Inflation

        Inflation has not had a significant impact on our operations during the last three fiscal years.



Quantitative and Qualitative Disclosure about Market Risk.

        We are exposed to interest rate changes with respect to our credit facility which bears interest at the higher of the prime rate or the federal funds rate plus 0.5%, or at our option, at a rate equal to the average 30-day LIBOR rate plus 1.0% to 2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. At April 30, 2002, $36.8 million was outstanding under the credit facility. Changes in the LIBOR interest rate during the fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the LIBOR interest rate will increase or decrease interest expense for us by approximately $0.4 million based on outstanding borrowings at April 30, 2002.

               The impact of interest rate fluctuations on other floating rate debt is not material.

FORM 10-Q                                                         March 31, 2002
Page 17

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


                     JACO ELECTRONICS, INC.
                         (Registrant)



                    BY: /s/  Jeffrey D. Gash
                             ------------------------------
                             Jeffrey D. Gash, Chief Financial Officer
                             (Principal Financial Officer)









DATED:  May 14, 2002