Form 10-K
period 2002-06-30
JACO ELECTRONICS INC
filed 2002-09-30
CIK 52971

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended..........................................June 30, 2002


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________to_________________


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

                                Yes: X           No: ______


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     The aggregate market value of Common Stock held by non-affiliates of the Company, computed by reference to the closing price on September 23, 2002 was $15,496,307.


     Number of shares outstanding of each class of Common Stock, as of September 23, 2002: 5,807,432 shares (excluding 618,300 treasury shares).


                                            DOCUMENTS INCORPORATED BY REFERENCE:


         Part III: Definitive Proxy Statement to be filed on or before October 28, 2002, under Regulation 14A, in connection with the Company's 2002 Annual Meeting of Shareholders.

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

o Terrorist attacks may create instability and uncertainty in the electronic components industry.

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

         We have two distribution centers and 16 strategically located sales offices throughout the United States. We distribute more than 35,000 products from over 75 vendors, including such market leaders as Kemet Electronics Corporation, Samsung Semiconductor, Inc. and Vishay Intertechnology, Inc., to a base of over 6,000 customers through a dedicated and highly motivated sales force. To enhance our ability to distribute electronic components, we provide a variety of value-added services including automated inventory management services, integrating and assembling various custom components with flat panel displays to customer specifications, assembling stock items for our customers into pre-packaged kits and providing contract manufacturing services. Our core customer base consists primarily of small and medium-sized manufacturers that produce electronic equipment used in a wide variety of industries.


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

Products


         We currently distribute over 35,000 stock items. Our management believes that it is necessary for us to carry a wide variety of items in order to fully service our customers' requirements. Our products fall into two broad categories: "active" and "passive" components. Historically active components and passive components each represented approximately 50% of our net distribution sales. With the additional suppliers added as a result of the acquisition of Interface Electronics Corp., active components represented approximately 59% of our net distribution sales, and passive components represented approximately 41% during the fiscal years ended June 30, 2002 and 2001.

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

o Flat Panel Systems Integration. Our display sales specialists and corporate product engineers configure highly customized solutions to meet specific flat panel display requirements. We provide technical services and integrate, test and deliver complete flat panel display products for both business and consumer applications.

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

Sales and Marketing


         We believe we have developed valuable long-term customer relationships and an in-depth understanding of our customers' needs and purchasing patterns. Our sales personnel are trained to identify our customers' requirements and to actively market our entire product line to satisfy those needs. We serve a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense, aerospace, medical equipment and other industries. We have established specific sales and marketing programs to address the unique needs of the contract manufacturing sector. None of our customers individually represented more than eight percent of net sales in any of the fiscal years ended June 30, 2002, 2001 and 2000.

         As an authorized distributor for key manufacturers, we are able to offer our customers engineering support as well as a variety of supply chain management programs. Engineering, support and supply chain management services enhance our ability to attract new customer contracts. Many of today's services revolve around the use of software automation and computer to computer transactions through EDI and internet based solutions and through technically competent product managers and a team of display sales specialists. We provide design support and technical assistance to our customers with detailed data solutions employing the latest technologies.

         Sales are made throughout North America from the sales departments maintained at our two distribution facilities located on the East and West Coasts of the United States in New York and California and from 16 strategically located sales offices. Sales are made primarily through personal visits by our employees and by a staff of trained telephone sales personnel who answer inquiries and receive and process orders from customers. In addition, we utilize the services of independent sales representatives whose territories include parts of North America and several foreign countries. These independent sales representatives operate under agreements which are terminable by either party upon 30 days' notice and prohibit them from representing competing product lines. Independent sales representatives are authorized to solicit sales of all of our product lines.


Suppliers

         Manufacturers of electronic components are increasingly relying on the marketing, customer service and other resources of distributors who market their product lines to customers not normally served by the manufacturer, and to supplement the manufacturer's direct sales efforts in other accounts often by providing value-added services not offered by the manufacturer. Manufacturers seek distributors who have strong relationships with desirable customers, are financially strong, have the infrastructure to handle large volumes of products and can assist customers in the design and use of the manufacturers' products. Currently, we have non-exclusive distribution or master inventory agreements with many manufacturers, including Dallas Semiconductor Corporation, Johanson Dielectrics, Inc., Kemet Electronics Corporation, LG Philips LCD, North American Capacitor Company, Samsung Semiconductor, Inc., TDK Corporation of America, 3 M Touch Systems, Inc., Vishay Intertechnology, Inc. and Vitesse Semiconductor Corporation. We continuously seek to identify potential new suppliers and obtain additional distributorships for new lines of products. We believe that such expansion and diversification will increase our sales and market share.

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

Acquisitions

         In June 2000, we acquired Interface Electronics Corp. ("Interface"). We paid $15.4 million in cash and assumed $3.3 million in bank debt and were obligated to make deferred payments during the two year period following June 2000, which totaled $5.0 million. Interface is a distributor of electronic components, primarily in the Northeast and Southeast United States. As a result of the Interface acquisition, we have acquired distribution rights for certain significant vendor lines in the United States.


Operations


         Component Distribution. Inventory management is critical to a distributor's business. We constantly focus on a high number of resales or "turns" of existing inventory to reduce exposure to product obsolescence and changing customer demand.

         Our central computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information of our distribution business. Our distribution software system includes financial systems, EDI, customer order entry, purchase order entry to manufacturers, warehousing and inventory control. Each of our sales departments and offices is electronically linked to our central computer systems which provides fully integrated on-line real-time data with respect to our inventory levels. Our inventory management system was developed internally and is considered proprietary. We track inventory turns by vendor and by product, and our inventory management system provides immediate information to assist in making purchasing decisions and decisions as to which inventory to exchange with suppliers under stock rotation programs. Our inventory management system also uses bar-code technology along with scanning devices, which we supply to certain customers, and is networked to the facilities of such customers. In some cases, customers use computers that interface directly with our computers to identify available inventory and rapidly process orders. Our computer system also tracks inventory turns by customer. We also monitor supplier stock rotation programs, inventory price protection, rejected material and other factors related to inventory quality and quantity. This system enables us to more effectively manage our inventory and to respond more quickly to customer requirements for timely and reliable delivery of components. Our inventory turnover was approximately three times for the fiscal year ended June 30, 2002.

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

         Both Nexus' Brandon, Vermont and Wooburn, Massachusetts manufacturing facilities are ISO 9002 certified by the Geneva-based organization dedicated to the development of worldwide standards for quality management guidelines and quality assurance. Management believes sophisticated customers increasingly are requiring their manufacturers to be ISO 9002-certified for purposes of quality assurance.


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


Employees


         At June 30, 2002, we had a total of 363 employees, of which 114 were employed by Nexus. Of our total employees, nine were engaged in administration, 48 were managerial and supervisory employees, 150 were in sales and 156 performed warehouse, manufacturing and clerical functions. Of these employees, Nexus employed two in administration, 15 in management and supervisory positions, two in sales and 95 in warehouse, manufacturing and clerical functions. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Item 2.  Properties.



         All of our facilities are leased except for the Brandon, Vermont property which is owned by Nexus. We currently lease 19 facilities strategically located throughout the United States, two of which are multipurpose facilities used principally as administrative, sales, and purchasing offices, as well as warehouses, one of which is used for contract manufacturing and the remainder of which are used principally by us as sales offices. Our satellite sales offices range in size from approximately 500 square feet to approximately 4,000 square feet. Base rents for such properties range from approximately $1,300 per month to approximately $10,000 per month. Depending on the terms of each particular lease, in addition to base rent, we may also be responsible for portions of real estate taxes, utilities and operating costs, or increases in such costs over certain base levels. The lease terms range from two years to as long as five years. All facilities are linked by computer terminals to our Hauppauge, New York headquarters. The following table sets forth certain information regarding our four principal leased facilities:


                                                                                                          Lease
                                             Base Rent                                                 Expiration
               Location                      Per Month         Square Feet             Use                Date
               --------                      ---------         -----------             ---                ----

Hauppauge, NY (1)                             $56,300             72,000       Administrative,          12/31/03
                                                                               Sales and
                                                                               Warehouse

Franklin, MA                                  $18,600             11,700       Sales                     3/31/05

Woburn, MA                                    $14,300             30,000       Manufacturing             7/31/05

Westlake Village, CA                          $11,500             11,000       Administrative,           4/30/03
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

                                     PART II

Item 5.  Market For the  Company's  Common  Stock and  Related  Security  Holder
     Matters.


(a) Our common stock is traded on the Nasdaq National Market under the symbol "JACO." The stock prices listed below represent the high and low sale prices of the common stock, as reported by the Nasdaq National Market, for each fiscal quarter beginning with the first fiscal quarter of the fiscal year ended June 30, 2001. Stock prices prior to July 25, 2000 have been adjusted to give effect to a 3-for-2 stock split which was effective on July 24, 2000.


                                                                                 High                    Low

Fiscal Year 2001:
         First quarter ended September 30, 2000.....................              $19.67                 $10.75
         Second quarter ended December 31, 2000.....................               16.88                   6.13
         Third quarter ended March 31, 2001.........................               10.75                   5.69
         Fourth quarter ended June 30, 2001.........................                8.09                   4.66

Fiscal Year 2002:
         Fiscal quarter ended September 30, 2001....................              $ 6.39                 $ 3.25
         Second quarter ended December 31, 2001.....................                5.98                   3.51
         Third quarter ended March 31, 2002.........................                6.74                   4.66
         Fourth quarter ended June 30, 2002.........................                6.56                   4.70

Fiscal Year 2003:
         (through September 23, 2002)...............................               $5.39                  $3.30


(b) On September 23, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $3.36 per share (which gives effect to the 3-for-2 stock split which was effective on July 24, 2000). As of September 9, 2002, there were approximately 142 holders of record of our common stock. We believe our stock is held by more than 3,500 beneficial owners.

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

Equity Compensation Plan Disclosure

         The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of June 30, 2002:

                                                                                                             (c)
                                                 (a)                                                Number of Securities
                                         Number of Securities                (b)                   Remaining Available for
                                          To be Issued Upon           Weighted-Average          Future Issuance Under Equity
                                       Exercise of Outstanding        Exercise Price of         Compensation Plans (Excluding
                                        Options, Warrants and       Outstanding Options,                 Securities
Plan category                                   Rights               Warrants and Rights          Reflected in Column (a))
-----------------------------------    -------------------------   ------------------------   ----------------------------------
Equity compensation plans (stock
options) approved by stockholders              822,048                      $4.57                          364,250

Equity compensation plans not
approved by stockholders                       22,500                       $2.75                            -0-
                                       -------------------------   ------------------------   ----------------------------------

Total                                          844,548                      $4.52                          364,250
                                               =======                      =====                          =======

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

                                                                            Year Ended June 30,
                                                      ----------------------------------------------------------------
                                                         2002         2001         2000         1999         1998
                                                         ----         ----         ----         ----         ----
                                                                   (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales.........................................      $194,106     $350,222     $209,325     $140,711     $153,674
Cost of goods sold................................       166,133      283,382      162,443      113,335      121,796
                                                         -------      -------      -------      -------      -------

Gross profit......................................        27,973       66,840       46,882       27,376       31,878
Selling, general and administrative expenses......        33,562       46,098       34,523       27,642       28,707
                                                          ------       ------       ------       ------       ------

  Operating (loss) profit.........................       (5,589)       20,742       12,359        (266)        3,171
Interest expense..................................         2,223        4,120        1,559        1,309        1,140
                                                           -----        -----        -----        -----        -----

  (Loss) earnings before income taxes.............       (7,812)       16,622       10,801      (1,575)        2,031
Income tax (benefit) provision                           (2,768)        6,772        4,425        (418)          847
                                                         ------         -----        -----        ----           ---

Net (loss) earnings...............................      $(5,044)      $ 9,850      $ 6,376    $ (1,157)      $ 1,184
                                                         ======       =======      =======    ========       =======
Net (loss) earnings per common share
  Basic...........................................      $ (0.88)       $ 1.74       $ 1.16     $ (0.21)       $ 0.21
                                                        =======        ======       ======     =======        ======
  Diluted.........................................      $ (0.88)       $ 1.59       $ 1.11     $ (0.21)       $ 0.20
                                                        =======        ======       ======     =======        ======
Weighted average number of common and
common equivalent shares outstanding
Basic.............................................         5,713        5,670        5,498        5,547        5,755
Diluted...........................................         5,713        6,179        5,766        5,547        5,882




                                               At June 30,
                              --------------------------------------------------
                               2002      2001         2000      1999        1998
                               ----      ----         ----      ----        ----
                                            (in thousands)
Consolidated Balance Sheet:

Working capital .........   $ 52,134   $ 78,308   $ 58,384   $ 41,998   $ 42,481
Total assets ............    110,635    136,315    126,329     72,931     73,419
Short-term debt .........        897      1,082        807        792        663

Long-term debt ..........     34,880     56,128     40,941     18,886     17,037

Shareholders' equity ....     48,668     53,251     42,790     34,868     36,625





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     ---------------------------------------------------------------------------


Critical Accounting Policies

         Financial Reporting Release No. 60 recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The Securities and Exchange Commission defines critical accounting policies as those that are, in management's view, most important to the portrayal of the Company's financial condition and results of operations and those that require significant judgments and estimates. The Company continuously evaluates a combination of historical results and anticipated future events to make assumptions and estimates related to its consolidated financial statements. The Company believes that given the current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimates methodologies would cause a material effect on the Company's financial statements. Actual results may differ from those estimates.

         The accounting policies identified as critical are as follows:

Valuation of Receivables - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness. The Company continuously monitors payments from customers and a provision for estimated uncollectable amounts is maintained based upon historical experience and any specific customer collection issues, which have been identified. While such uncollectable amounts have historically been within the Company's expectations and provisions established, if a customer's financial condition were to deteriorate, additional reserves may be required. Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company's customer base, their dispersion across geographic areas and industries, along with the Company's policy of maintaining credit insurance.

Valuation of Inventories - Inventories are valued at the lower of cost or market. Cost is determined by using the first-in, first-out and average cost methods. The Company's inventories are comprised of high technology components sold to rapidly changing and competitive markets whereby such inventories may be subject to early technological obsolescence.

The Company evaluates inventories for excess, obsolescence, or other factors rendering inventories as unsellable at normal gross profit margins. Write-downs are recorded so that inventories reflect the approximate market value and take into account the Company's contractual provisions with its suppliers governing price protections and stock rotations. Due to the large number of transactions and complexity of managing the process around price protections and stock rotations, estimates are made regarding the valuation of inventory at market value.

In addition, assumptions about future demand, market conditions, and decisions to discontinue certain product lines can impact the decision to write-down inventories. If assumptions about future demand change and/or actual market conditions are different than those projected by management, additional write-downs of inventories may be required. In any case, actual results may be different than those estimated.


Goodwill and Other Intangible Assets - The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the excess of the purchase price over the fair value of identifiable net assets of acquired companies allocated to goodwill. Other intangible assets primarily represent a franchise agreement and non-compete covenants.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to additional impairment tests whenever indicators of impairment are present, and at least annually. Other intangible assets with finite lives are amortized over those useful lives. We implemented SFAS 142 on July 1, 2001. SFAS 142 requires that the first of two impairment tests be completed within six months of adoption. We performed a transitional fair value-based impairment test during the second quarter of fiscal 2002 and determined that no impairment existed as of July 1, 2001.

We evaluate long-lived assets used in operations, including goodwill and purchased intangible assets. The allocation of the acquisition cost to intangible assets and goodwill has a significant impact on our future operating results as the allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant industry or economic trends. When impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of the projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and goodwill could occur.

Results of Operations


         The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

                                                     2002       2001      2000
                                                     ----       ----      ----
Net Sales .......................................   100.0%     100.0%    100.0%
Cost of goods sold ..............................    85.6       80.9      77.6
                                                     ----       ----      ----
Gross profit ....................................    14.4       19.1      22.4
Selling, general and administrative expenses ....    17.3       13.2      16.5
                                                     ----       ----      ----
Operating (loss) profit .........................    (2.9)       5.9       5.9
Interest expense ................................     1.1        1.2       0.8
                                                      ---        ---       ---
(Loss) earnings before income taxes .............    (4.0)       4.7       5.1
Income tax (benefit) provision ..................    (1.4)       1.9       2.1
                                                     ----        ---       ---
Net (loss) earnings .............................    (2.6)%      2.8%      3.0%
                                                     ====        ===       ===

     Comparison of Fiscal Year Ended June 30, 2002 ("Fiscal 2002") with Fiscal Year Ended June 30, 2001("Fiscal 2001")

         Net sales for Fiscal 2002 were $194.1 million, a decrease of 44.6%, as compared to $350.2 million for Fiscal 2001. The electronics industry continues to be impacted by weak demand for components worldwide. Our customers have not increased their production to levels that will utilize the excess inventory maintained by such customers. For Fiscal 2002 flat panel display ("FPD") sales represented approximately 14% of our total distribution sales. Passive components represented approximately 41% of our distribution sales and active components, including FPD's, represented approximately 59% of our distribution sales during Fiscal 2002.

         Gross profit was $28.0 million, or 14.4% for Fiscal 2002, as compared to $66.8 million, or 19.1% for Fiscal 2001. The Fiscal 2002 gross profit includes inventory write-downs of approximately $2.1 million, of which approximately $1.1 million was provided for in the fourth quarter of Fiscal 2002. The gross profit margin decrease reflects both the continued pressure on component pricing due to weak demand throughout the industry allowing customers to negotiate lower prices and a higher percentage of sales of product that historically sells at lower margins. We do not anticipate any material increase in our gross profit margin for the foreseeable future.

         Selling, general and administrative ("SG&A") expenses were $33.6 million in Fiscal 2002, a decrease of $12.5 million, or 27.2% compared to $46.1 million in Fiscal 2001. The decrease is attributable to a reduction in the number of employees, discretionary spending and a decrease in variable costs. We have implemented a plan to reduce costs while business conditions do not improve. Variable costs have been reduced as a result of the reduction in sales and gross profit since most of our sales personnel receive a portion of their compensation based upon a percentage of gross profit.

         Interest expense decreased to $2.2 million in Fiscal 2002, as compared to $4.1 million in Fiscal 2001, representing a decrease of $1.9 million, or 46%. The reduction reflects lower borrowing levels as a result of decreases in accounts receivable and inventory. Additionally, interest rates declined during the fiscal year. We do not expect any substantial increase in borrowings for the foreseeable future to support operations.

     Net loss for Fiscal 2002 was $5.0 million, or $.88 per diluted share, compared to net earnings during Fiscal 2001 of $9.9 million, or $1.59 per diluted share. The net loss was primarily attributable to the weak condition of the electronics industry resulting in a decrease in net sales. The reduction in net sales was partially offset by a decrease in SG&A expenses and interest expense.

Comparison of Fiscal Year Ended June 30, 2001 with Fiscal Year Ended June 30, 2000 ("Fiscal 2000")

         Net sales for Fiscal 2001 were $350.2 million, an increase of 67.3%, as compared to $209.3 million for Fiscal 2000. Our net sales benefited from both a strong demand for components throughout the electronics industry for the first six months and additional sales generated from the acquisition of Interface Electronics Corp. (Interface). Interface brought a new customer base as well as additional suppliers to sell to our existing customers. During the last two quarters of Fiscal 2001, the demand for components was greatly reduced. As a result, we experienced a decrease in sales sequentially.

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

         Selling, general and administrative ("SG&A") expenses were $46.1 million in Fiscal 2001, an increase of $11.6 million, or 33.5%, compared to $34.5 million in Fiscal 2000. As a percentage of net sales, SG&A, expenses decreased in Fiscal 2001 to 13.2% compared to 16.5% in Fiscal 2000. The increase in spending is attributable to higher staffing levels that was required to support the increase in net sales, an increase in variable costs such as commissions paid to sales personnel, and the additional costs associated with the acquisition of Interface. The decrease in SG&A expenses as a percentage of net sales reflects operating efficiencies realized by higher sales.

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


Liquidity and Capital Resources


         Our agreement with our banks, as amended, expires on March 14, 2004. As part of the amendment, the line of credit facility was reduced from $70 million to $45 million. This reflects our lower borrowing requirements. The credit facility is based principally on eligible accounts receivable and inventories as defined in the agreement. The interest rate on the credit facility was based on the average 30-day LIBOR rate plus 1.00% to 2.25% for the fiscal year ended June 30, 2002. As amended, effective October 1, 2002, the rate will convert to the average 30-day LIBOR rate plus 2.25% to 2.75%. The agreement, as amended as of September 23, 2002, contains provisions for the maintenance of certain financial covenants and prohibits the payment of cash dividends. The agreement also provided a waiver for non-compliance on one of the financial covenants. The outstanding balance on the credit facility was $33.8 million at June 30, 2002.


         For Fiscal 2002, our net cash provided by operating activities was approximately $21.9 million, as compared to net cash used in operating activities of $8.7 million for the same period last fiscal year. The increase in net cash provided is primarily attributable to a decrease in accounts receivable and inventory. The decrease in accounts receivable and inventory was the result of the decrease in net sales for the fiscal year ended June 30, 2002, as compared to the same period last year. Net cash used in investing activities decreased to $0.3 million for the fiscal year ended June 30, 2002, as compared to $6.2 million for the fiscal year ended June 30, 2001. The decrease is primarily attributable to deferred payments related to the acquisition of Interface Electronics Corp. of $0.2 million for the fiscal year ended June 30, 2002, as compared to $3.8 million for the fiscal year ended June 30, 2001. Net cash used in financing activities was $21.3 million for the fiscal year ended June 30, 2002 as compared to net cash provided by financing activities of $14.4 million for the comparable period last fiscal year. The increase in net cash used is primarily attributable to the decrease in the outstanding balance on the revolving line of credit facility from $54.6 million as of June 30, 2001 to $33.8 million as of June 30, 2002, which was a result of the decreases in accounts receivable and inventory.


         For Fiscal 2002 and Fiscal 2001, our inventory turnover was 3.2x and 4.9x, respectively. The average days outstanding of our accounts receivable at June 30, 2002 was 58 days, as compared to 42 days at June 30, 2001.


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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.



         We are exposed to interest rate changes with respect to our credit facility which bears interest at the higher of the prime rate or the federal funds rate plus 0.5%, or at our option, at a rate equal to the average 30-day LIBOR rate plus 2.25% to 2.75% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. At August 31, 2002, $32.2 million was outstanding under the credit facility. Changes in the LIBOR interest rate during Fiscal 2003 will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the LIBOR interest rate will increase or decrease interest expense for us by approximately $0.3 million based on outstanding borrowings at August 31, 2002.

         The impact of interest rate fluctuations on other floating rate debt is not material.



Item 8.  Financial Statements and Supplementary Data.

         For an index to the financial statements and supplementary data, see
Item 14(a).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


         No response to this Item is required.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.


         Incorporated herein by reference is the information to appear under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 2002.


Item 11.  Executive Compensation.


         Incorporated herein by reference is the information to appear under the caption "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 2002.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.


         Incorporated herein by reference is the information to appear under the caption "Principal Shareholders; Share Held by Management" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 2002.


Item 13.  Certain Relationships and Related Transactions.


         Incorporated herein by reference is the information to appear under the caption "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 2002.


Item 14.  Controls and Procedures.


There have been no significant changes in the Company's internal controls or other factors that could significantly affect those controls since the date of the Company's last evaluation of its internal controls, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in such controls.




                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


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

                  Consolidated Balance Sheets                                                                 F-3 - F-4

                  Consolidated Statements of Operations                                                       F-5

                  Consolidated Statement of Changes in Shareholders' Equity                                   F-6

                  Consolidated Statements of Cash Flows                                                       F-7

                  Notes to Consolidated Financial Statements                                                  F-8 - F-32


         (2)      Financial Statement Schedule included in Part IV of this Report:

                  Report of Independent Certified Public Accountant on Schedule II                             F-33

                  Schedule II - Valuation and Qualifying Accounts                                              F-34


Exhibit No.       Exhibit

3.1 Restated Certificate of Incorporation adopted November, 1987, incorporated by reference to the Company's definitive proxy statement distributed in connection with the Company's annual meeting of shareholders held in November, 1987, filed with the SEC on November 3, 1986, as set forth in Appendix A to the aforesaid proxy statement.


3.1.1Certificate  of  Amendment of the  Certificate  of  Incorporation,  adopted
     December, 1995, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 ("the Company's 1996 10-K"),
     Exhibit 3.1.1.


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

10.8 1993 Stock Option Plan for Outside Directors, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994,
     Exhibit 10.8.


10.10Authorized Electronic Industrial Distributor Agreement,  dated as of August
     24, 1970 by and between AVX and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995,
     Exhibit 10.10.


10.11Electronics Corporation Distributor Agreement, dated November 15, 1974, by and between KEMET and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995,
     Exhibit 10.11.


10.12Restricted  Stock  Plan  (filed as  Exhibit B to the  Company's  Definitive
     Proxy Statement, dated November 3, 1997 for the Annual Meeting of Shareholders held on December 9, 1997).


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


10.13Employment agreement between Joel Girsky and the Company, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 10.13.


10.13.1 Amendment No. 1 to Employment Agreement between Joel Girsky and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 10.13.1.


10.14Employment agreement between Charles Girsky and the Company, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 10.14.


10.15Employment agreement between Jeffrey D. Gash and the Company, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 10.15.

10.15.1 Amendment No. 1 to the Employment Agreement between Jeffrey D. Gash and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 10.15.1


10.16Employment  Agreement,  dated June 6, 2000,  between the Company and Joseph
     Oliveri, incorporated by reference to the Company's Current Report on Form 8-K, filed June 12, 2000, Exhibit 10.16.


10.16.1 Amendment No. 1 to the Employment Agreement between Joseph Oliveri and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 10.16.1


10.17Stock Purchase Agreement by and among Jaco Electronics, Inc. and all of the Stockholders of Interface Electronics Corporation as of May 4, 2000, incorporated by reference to the Company's Current Report on Form 8-K, filed May 15, 2000, Exhibit 2.1.


10.17.1  Amendment  No. 1 to the Stock  Purchase  Agreement  by and  among  Jaco
     Electronics, Inc. and all of the Stockholders of Interface Electronics Corp. as of May 4, 2000, dated June 6, 2000, incorporated by reference to the Company's Current Report on Form 8-K, filed June 12, 2000, Exhibit 2.2.


10.18Agreement between the Company and Gary Giordano, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 10.18.


10.19Employment Agreement between Joel H. Girsky and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 10.19.


10.20Employment Agreement between Charles Girsky and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 10.20.


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

99.8.8 Amendment to Second Restated and Amended Loan and Security Agreement dated September 28, 2000, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000,
     Exhibit 99.8.8

99.8.9 Amendment to Second Restated and Amended Loan and Security Agreement dated January 29, 2001, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000,
     Exhibit 99.8.9

99.8.10 Amendment to Second Restated and Amended Loan and Security Agreement dated June 12, 2001, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 99.8.10

99.8.11 Amendment to Second Restated and Amended Loan and Security Agreement dated July 1, 2001, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 99.8.11

99.8.12 Amendment to Second Restated and Amended Loan and Security Agreement dated November 14, 2001, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001,
     Exhibit 99.8.12

99.8.13 Amendment to Second Restated and Amended Loan and Security Agreement dated February 6, 2002, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001,
     Exhibit 99.8.13

99.8.14 Amendment to Second Restated and Amended Loan and Security Agreement dated September 23, 2002.

99.9 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

99.10Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

                  None

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

      Consolidated Balance Sheets                                    F-3 - F-4

      Consolidated Statements of Operations                             F-5

      Consolidated Statement of Changes in Shareholders' Equity         F-6

      Consolidated Statements of Cash Flows                             F-7

      Notes to Consolidated Financial Statements                     F-8 - F-32

      Report of Independent Certified Public Accountants
         on Schedule                                                    F-33

      Schedule II - Valuation and Qualifying Accounts                   F-34

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
    Jaco Electronics, Inc.


We have audited the accompanying consolidated balance sheets of Jaco Electronics, Inc. and Subsidiaries (the "Company") as of June 30, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jaco Electronics, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP

Melville, New York
September 19, 2002




                                                Jaco Electronics, Inc. and Subsidiaries

                                                      CONSOLIDATED BALANCE SHEETS

                                                               June 30,



                                     ASSETS                                                2002                  2001
                                                                                       -------------          -------

CURRENT ASSETS
    Cash and cash equivalents                                                         $      324,447        $       89,523
    Marketable securities                                                                    650,267               771,406
    Accounts receivable, less allowance for doubtful
       accounts of $1,609,000 in 2002 and $1,695,000
       in 2001                                                                            29,095,269            37,820,946
    Inventories                                                                           42,611,225            62,212,121
    Prepaid expenses and other                                                             1,183,043               824,121
    Prepaid and refundable income taxes                                                    2,440,055               486,325
    Deferred income taxes                                                                  2,017,000             2,190,000
                                                                                       -------------         -------------

         Total current assets                                                             78,321,306           104,394,442


PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                                               6,708,828             8,389,651


DEFERRED INCOME TAXES                                                                        434,000               436,000


GOODWILL, less accumulated amortization of $2,121,000
    in 2002 and 2001                                                                      22,363,296            20,095,844


OTHER ASSETS                                                                               2,807,451             2,998,902
                                                                                       -------------         -------------

                                                                                        $110,634,881          $136,314,839
                                                                                         ===========           ===========





        The accompanying notes are an integral part of these statements.



                                                Jaco Electronics, Inc. and Subsidiaries

                                                CONSOLIDATED BALANCE SHEETS (continued)

                                                               June 30,


                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY                                         2002                  2001
                                                                                        ------------          -------

 CURRENT LIABILITIES
    Accounts payable                                                                   $  20,818,256         $  21,035,641
    Current maturities of long-term debt and
       capitalized lease obligations                                                         897,419             1,081,905
    Accrued compensation                                                                     998,927             2,335,614
    Accrued expenses                                                                       1,372,808             1,407,803
    Deferred acquisition costs                                                             2,099,563               225,000
                                                                                        -------------         -------------

         Total current liabilities                                                        26,186,973            26,085,963


 LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS                                                                           34,879,766            56,128,243


 DEFERRED COMPENSATION                                                                       900,000               850,000


 COMMITMENTS AND CONTINGENCIES


 SHAREHOLDERS' EQUITY
    Preferred stock - authorized, 100,000 shares, $10
       par value; none issued
    Common stock - authorized, 20,000,000 shares, $.10 par value; issued,
       6,425,732 and 6,315,759 shares, respectively, and 5,807,432 and 5,697,459 shares
       outstanding, respectively                                                             642,573               631,576
    Additional paid-in capital                                                            25,152,010            24,615,866
    Retained earnings                                                                     25,102,628            30,146,599
    Accumulated other comprehensive (loss) income                                            (24,554)               61,107
    Treasury stock - 618,300 shares at cost                                               (2,204,515)           (2,204,515)
                                                                                       -------------         -------------

                                                                                          48,668,142            53,250,633
                                                                                        ------------          ------------

                                                                                        $110,634,881          $136,314,839
                                                                                         ===========           ===========






        The accompanying notes are an integral part of these statements.




                                                Jaco Electronics, Inc. and Subsidiaries

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year ended June 30,





                                                                          2002               2001                2000
                                                                       -----------        -----------         -------

Net sales                                                             $194,106,208       $350,222,202        $209,325,180

Cost of goods sold                                                     166,132,892        283,382,288         162,443,001
                                                                      ------------        -----------         -----------

       Gross profit                                                     27,973,316         66,839,914          46,882,179

 Selling, general and administrative expenses                           33,562,394         46,098,155          34,522,667
                                                                      ------------       ------------        ------------

       Operating (loss) profit                                          (5,589,078)        20,741,759          12,359,512

Interest expense                                                         2,222,893          4,119,362           1,558,558
                                                                     -------------      -------------       -------------

       (Loss) earnings before income taxes                              (7,811,971)        16,622,397          10,800,954

Income tax (benefit) provision                                          (2,768,000)         6,772,000           4,425,000
                                                                     -------------      -------------       -------------

       NET (LOSS) EARNINGS                                          $   (5,043,971)     $   9,850,397       $   6,375,954
                                                                     =============       ============        ============


Net (loss) earnings per common share:
    Basic                                                                  $(0.88)             $1.74               $1.16
                                                                            =====               ====                ====
    Diluted                                                                $(0.88)             $1.59               $1.11
                                                                            =====               ====                ====


Weighted-average common shares and common equivalent shares outstanding:
      Basic                                                              5,713,365          5,669,560           5,497,866
                                                                         =========          =========           =========
      Diluted                                                            5,713,365          6,178,653           5,766,086
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



                                                Jaco Electronics, Inc. and Subsidiaries

                                                   CONSOLIDATED STATEMENT OF CHANGES
                                                        IN SHAREHOLDERS' EQUITY

                                               Years ended June 30, 2002, 2001 and 2000



                                                                                Additional
                                                       Common stock              paid-in        Retained
                                                 Shares         Amount           capital        earnings
                                                --------       --------      --------------   -------------

Balance at July 1, 1999                        4,065,721       $406,572      $22,801,295     $13,920,807

Net earnings                                                                                   6,375,954
Unrealized loss on marketable
   securities - net of deferred taxes
Exercise of stock options                        102,482         10,248          860,760
Stock options income tax benefits                                                431,840
Restricted stock plan income tax benefits                                        155,812
Effect of 3-for-2 stock split                  2,084,056        208,406         (208,406)
Deferred compensation expense
                                              -------------- ------------   ---------------- ---------------


Balance at June 30, 2000                       6,252,259        625,226       24,041,301      20,296,761

Net earnings                                                                                   9,850,397
Unrealized loss on marketable
   securities - net of deferred taxes
Exercise of stock options                         63,500          6,350          430,275
Stock options income tax benefits                                                111,890
Restricted stock plan income tax benefits                                         32,400
Payment of fractional shares                                                                        (559)
Deferred compensation expense
                                              -------------- ------------   ---------------- ---------------


Balance at June 30, 2001                       6,315,759        631,576       24,615,866      30,146,599


Net loss                                                                                      (5,043,971)
Unrealized loss on marketable
   securities - net of deferred taxes
Exercise of stock options                        109,973         10,997          480,564
Stock options income tax benefits                                                 55,580
                                              -------------- ------------    -----------     ---------------


Balance at June 30, 2002                       6,425,732       $642,573      $25,152,010     $25,102,628
                                               =========        =======       ==========      ==========





                                                 Accumulated
                                                    other                        Deferred            Total
                                                comprehensive      Treasury       compen-         shareholders'
                                                income (loss)       stock         sation            equity
                                                ---------------- ---------      ---------          ---------
Balance at July 1, 1999                          $213,707          $(2,204,515)    $(270,000)     $34,867,866

Net earnings                                                                                        6,375,954
Unrealized loss on marketable
   securities - net of deferred taxes             (47,038)                                            (47,038)
Exercise of stock options                                                                             871,008
Stock options income tax benefits                                                                     431,840
Restricted stock plan income tax benefits                                                             155,812
Effect of 3-for-2 stock split
Deferred compensation expense                                                        135,000          135,000
                                                 ----------        ---------------  --------     ------------

Balance at June 30, 2000                          166,669           (2,204,515)     (135,000)      42,790,442

Net earnings                                                                                        9,850,397
Unrealized loss on marketable
   securities - net of deferred taxes            (105,562)                                           (105,562)
Exercise of stock options                                                                             436,625
Stock options income tax benefits                                                                     111,890
Restricted stock plan income tax benefits                                                              32,400
Payment of fractional shares                                                                             (559)
Deferred compensation expense                                                        135,000          135,000
                                                 ----------        ---------------  --------     ------------

Balance at June 30, 2001                           61,107           (2,204,515)         -          53,250,633


Net loss                                                                                           (5,043,971)
Unrealized loss on marketable
   securities - net of deferred taxes             (85,661)                                            (85,661)
Exercise of stock options                                                                             491,561
Stock options income tax benefits                                                                      55,580

                                                 ----------     ------------     ----------      -------------
Balance at June 30, 2002                         $(24,554)       $(2,204,515)   $       -         $48,668,142
                                                  ========        ==========     ===========       ==========
The accompanying notes are an integral part of this statement




                                                Jaco Electronics, Inc. and Subsidiaries

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year ended June 30,

                                                                          2002                   2001                2000
                                                                       ------------          -----------         --------

Cash flows from operating activities
   Net (loss) earnings                                              $    (5,043,971)     $     9,850,397       $   6,375,954
   Adjustments to reconcile net (loss) earnings to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                      2,331,684            3,223,205           1,868,420
       Deferred compensation                                                 50,000              185,000             185,000
       Deferred income tax expense (benefit)                                225,402             (803,402)           (996,963)
       Stock options income tax benefits                                     55,580              111,890             431,840
       Restricted stock plan income tax benefits                                                  32,400             155,812
       Gain on sale of equipment                                             (3,100)
       Provision for doubtful accounts                                      418,300            1,397,601             597,694
       Changes in operating assets and liabilities, net of
         effects of acquisitions
           Decrease (increase) in accounts receivable                     8,307,377            2,736,517         (14,659,938)
           Decrease (increase) in inventories                            19,451,304           (8,951,107)        (15,356,153)
           Increase in prepaid expenses and other                          (329,215)              (9,558)            (57,057)
           Increase in prepaid and refundable income taxes               (1,953,730)            (486,325)
           (Decrease) increase in accounts payable                         (217,385)         (14,310,658)         10,630,824
           (Decrease) increase in accrued compensation                   (1,336,687)             143,921           1,299,706
           (Decrease) increase in accrued expenses                          (34,995)            (244,216)            540,639
           (Decrease) increase in income taxes payable                                        (1,575,319)          2,566,174
                                                                   -------------------    --------------        ------------


       Net cash provided by (used in) operating activities               21,920,564           (8,699,654)         (6,418,048)
                                                                      -------------       --------------        ------------

Cash flows from investing activities
   Purchase of marketable securities                                        (14,924)             (56,692)            (73,407)
   Capital expenditures                                                    (205,256)          (1,997,194)           (892,149)
   Proceeds from the sale of equipment                                       61,473                                  128,892
   Business acquisitions, net of cash acquired                                                                   (14,877,230)
   Business acquisitions - deferred payments                               (243,297)          (3,810,000)
   Decrease (increase) in other assets                                        54,451            (327,264)          2,342,542
                                                                   -----------------      --------------        ------------

       Net cash used in investing activities                               (347,553)          (6,191,150)        (13,371,352)
                                                                    ----------------      --------------         -----------

Cash flows from financing activities
   Borrowings from line of credit                                       161,505,349          324,090,871          95,831,956
   Payments of line of credit                                          (182,254,268)        (309,269,516)        (76,391,130)
   Principal payments under equipment financing                            (941,242)            (733,983)           (612,792)
   Payments under term loan                                                (139,487)            (160,714)           (214,286)
   Payment of fractional shares                                                                     (559)
   Proceeds from exercise of stock options                                  491,561              436,625             871,008
                                                                   ----------------      ---------------       -------------

       Net cash (used in) provided by financing activities              (21,338,087)          14,362,724          19,484,756
                                                                     ---------------       -------------         -----------

       NET INCREASE (DECREASE) IN CASH                                      234,924             (528,080)           (304,644)

Cash and cash equivalents at beginning of year                                89,523             617,603             922,247
                                                                   -----------------     ---------------        ------------

Cash and cash equivalents at end of year                           $         324,447    $          89,523      $     617,603
                                                                    ================     ================       ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                      $      2,223,000      $     4,120,000       $   1,559,000
     Income taxes                                                           275,000            9,493,000           2,267,000
Supplemental schedule of non-cash financing and investing activities:
     Deferred acquisition costs                                   $      2,099,563     $        225,000
     Equipment under capital leases and note payable                       396,685            1,535,169        $     126,229



The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2002, 2001 and 2000



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Jaco Electronics, Inc. and Subsidiaries (the "Company") is primarily engaged in the distribution of electronic components, including semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and monitors and power supplies, which are used in the manufacture and assembly of electronic products. In addition, the Company provides contract manufacturing services.

     Electronic components distribution sales include exports made principally to customers located in Western Europe, Canada, Mexico, and the Far East. For the years ended June 30, 2002, 2001 and 2000, export sales amounted to approximately $32,211,000, $52,358,000 and $8,170,000, respectively.

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

     3.  Cash and Cash Equivalents

         For purposes of the statements of cash flows, the Company considers cash instruments with original maturities of less than three months to be cash equivalents.

     4.  Investments in Marketable Securities

          Investments in marketable securities consist of investments in mutual funds. Such investments have been classified as "available-for-sale securities" and are reported at fair market value, which is inclusive of an unrealized loss of $40,924 in 2002, and an unrealized gain of $95,139 in 2001. Changes in the fair value of available-for-sale securities are included in accumulated other comprehensive income
          (loss), net of the related deferred tax effects.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2002, 2001 and 2000



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     5. Inventories

         Inventories are stated at the lower of cost or estimated market value. Cost is determined using the first-in, first-out and average cost methods. A provision to reduce inventories to their estimated market value has been provided for.

     6.  Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful life of the assets. The Company capitalizes costs incurred for internally developed software where economic and technological feasibility has been established. These capitalized software costs are being amortized on a straight-line basis over the estimated useful life of seven years. Significant improvements are capitalized if they extend the useful life of the asset. Routine repairs and maintenance are expensed when incurred.

     7.  Goodwill And Other Intangible Assets

         Goodwill and other intangible assets represent the excess of the aggregate price paid by the Company over the fair market value of the tangible assets acquired in business acquisitions accounted for as a purchase.

         During the year ended June 30, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Those intangible assets are reviewed for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2002, 2001 and 2000



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     8.  Income Taxes

          Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which income tax expenses or benefits are expected to be realized in future years. A valuation allowance had been established to reduce deferred tax assets attributable to net operating losses of a subsidiary of the Company. During fiscal 2001, the Company utilized a significant portion of the net operating loss carryforwards and thus eliminated the valuation allowance.

     9.  Earnings (Loss) Per Common Share

         Basic earnings per share are determined by dividing the Company's net earnings by the weighted average shares outstanding. Diluted earnings per share include the dilutive effects of outstanding stock options.

    10.  Financial Instruments and Business Concentrations

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

         Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. The Company's principal financial instrument consists of a revolving credit facility,

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2002, 2001 and 2000



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         expiring on March 14, 2004, with two participating banks. The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rate approximates the current prevailing interest rate.

         The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements. During the year ended June 30, 2002, products purchased from three suppliers accounted for 15%, 12% and 9%, respectively, of net sales. As is common in the electronics distribution industry, from time to time the Company has experienced terminations of relationships with suppliers. There can be no assurance that, in the event a supplier cancelled its distributor agreement with the Company, the Company will be able to replace the sales with sales of other products.

    11.  Use of Estimates

          In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. During the fourth quarter of the year ended June 30, 2002, the Company recorded an additional provision for excess and slow moving inventory of approximately $1,100,000 based upon management's current estimate of the estimated market value of such inventory. Actual results could differ from those estimates.

    12.  Comprehensive Income

         Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," establishes rules for reporting and display of comprehensive income and its components in financial statements. Comprehensive income consists of net earnings and unrealized gains and losses on available-for-sale securities and is presented in the consolidated statement of changes in shareholders' equity, net of applicable taxes.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2002, 2001 and 2000



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    13.  Segment Reporting

         Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information," requires that the Company disclose certain information about its operating segments defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has two reportable segments as defined by the provisions of SFAS No. 131.

    14.  Shipping and Handling Fees

         Shipping and handling fees charged to customers are included in net sales. Shipping and handling expenses paid are included as a component of cost of good sold.

    15.  Advertising

         Advertising costs are expensed as incurred and totaled $158,791, $175,954 and $109,308 for the years ended June 30, 2002, 2001 and 2000, respectively.

    16.  Reclassifications

         Certain reclassifications have been made to prior year amounts to conform to the fiscal 2002 presentation.

    17.  Impact of Recently Issued Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001 and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," while retaining many of the requirements of such statement. Management believes that the adoption of SFAS No. 144 will not have a material impact on its results of operations or financial position.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2002, 2001 and 2000



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement eliminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. Management believes that the adoption of SFAS No. 145 will not have a material impact on its results of operations or financial position.

          In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS no. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of SFAS No. 146 will not have a material impact on its results of operations or financial position.



                                                Jaco Electronics, Inc. and Subsidiaries

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                     June 30, 2002, 2001 and 2000



NOTE B - INVENTORY

     Inventories consist of the following:

                                                                                                June 30,
                                                                                ---------------------------------------
                                                                                     2002                     2001
                                                                                --------------            -------------

      Finished goods and goods held for resale                                     $36,382,922              $52,841,604
      Work-in-process                                                                  502,936                1,401,102
      Raw materials                                                                  5,725,367                7,969,415
                                                                                  ------------              -----------

                                                                                   $42,611,225              $62,212,121
                                                                                    ==========               ==========


NOTE C - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of:


                                                                         Useful                      June 30,
                                                                          life         ----------------------------------
                                                                        in years            2002                2001
                                                                        --------        ------------        -------------

       Land, building and improvements                                  10 to 30        $  1,513,446        $  1,482,419
       Machinery and equipment                                           3 to 7           12,030,190          11,573,339
       Internally developed software costs                                 7               1,977,583           1,952,319
       Transportation equipment                                          3 to 5              126,676             162,707
       Leasehold improvements                                            5 to 10           1,293,424           1,293,424
                                                                                         -----------         -----------

                                                                                          16,941,319          16,464,208

       Less accumulated depreciation and amortization
           (including $1,440,944 in 2002 and $1,378,070 in
           2001 of capitalized lease amortization)                                        10,232,491           8,074,557
                                                                                          ----------         -----------

                                                                                        $  6,708,828        $  8,389,651
                                                                                         ===========         ===========

     Included in machinery and equipment are assets recorded under capitalized leases at June 30, 2002 and 2001 for $3,502,364 and $3,967,825,
     respectively. Accumulated amortization of internally developed software costs at June 30, 2002 and 2001 aggregated $934,959 and $654,010, respectively.



                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2002, 2001 and 2000



NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company has adopted, as of July 1, 2001, the provisions of SFAS Nos. 141 and 142. Accordingly, annual and quarterly amortization of goodwill and franchise agreements of $1,234,000 and $308,000, respectively, are no longer recognized. The Company has performed a transitional fair value-based impairment test and has determined that no impairment of goodwill or franchise agreements existed as of July 1, 2001.

     The following table presents a reconciliation of net earnings (loss) and earnings (loss) per share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142.

                                                                                                June 30,
                                                                           ----------------------------------------------
                                                                              2002               2001               2000
                                                                           -----------        -----------        ---------

      Reported net (loss) earnings                                     $(5,043,971)       $   9,850,397      $6,375,954
         Add back: goodwill amortization                                                        980,092         246,332
         Add back: franchise agreement amortization                                              36,667           3,056
                                                                       -----------------  -------------      ------------

      Adjusted net (loss) earnings                                     $(5,043,971)       $10,867,156        $6,625,342
                                                                        ==========         ==========         =========

      Basic (loss) earnings per share
          Reported net (loss) earnings                                 $(0.88)            $1.74              $ 1.16
          Goodwill amortization                                                            0.17                0.05
          Franchise agreement amortization                                                 0.01
                                                                       --------            ----                ----

          Adjusted net (loss) earnings                                 $(0.88)            $1.92               $1.21
                                                                        =====              ====                ====

      Diluted (loss) earnings per share
          Reported net (loss) earnings                                 $(0.88)            $1.59               $1.11
          Goodwill amortization                                                            0.16                0.04
          Franchise agreement amortization                                                 0.01
                                                                       --------            ----               -----

          Adjusted net (loss) earnings                                 $(0.88)            $1.76               $1.15
                                                                        =====              ====                ====




                                                Jaco Electronics, Inc. and Subsidiaries

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                     June 30, 2002, 2001 and 2000



 NOTE E - INCOME TAXES

     The components of the Company's (benefit) provision for income taxes are as follows:

                                                                                     June 30,
                                                             -------------------------------------------------------
                                                                 2002                   2001                   2000
                                                             ------------            -----------           ----------

      Federal
         Current                                              $(2,737,000)           $5,853,000            $3,448,000
         Deferred                                                 225,000              (803,000)              (67,000)
                                                              -----------            ----------           -----------

                                                               (2,512,000)            5,050,000             3,381,000

      State                                                      (256,000)            1,722,000             1,044,000
                                                              ------------            ---------             ---------

                                                              $(2,768,000)           $6,772,000            $4,425,000
                                                               ==========             =========             =========


     The Company's effective income tax rate differs from the statutory U.S.
Federal income tax rate as a result of the following:

                                                                                            June 30,
                                                                         --------------------------------------------
                                                                           2002              2001                2000
                                                                         --------         -----------           -----

      Statutory Federal tax rate                                         (34.0)%              34.0%              34.0%
      State income taxes, net of Federal tax benefit                      (3.3)                6.7                5.5
      Sales expense for which no tax benefit arises                        0.8                 1.0                0.9
      Other                                                                1.1                (1.0)               0.6
                                                                       -------               -----              -----

      Effective tax rate                                                 (35.4)%              40.7%              41.0%
                                                                         =====                ====               ====





                                                Jaco Electronics, Inc. and Subsidiaries

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                     June 30, 2002, 2001 and 2000



 NOTE E - INCOME TAXES (continued)

     Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes are summarized as follows:

                                                                                        2002                   2001
                                                                                     -----------           --------

       Deferred tax assets
            Net operating loss carryforwards                                          $   424,000           $   187,000
            Allowance for bad debts                                                       611,000               619,000
            Inventory valuation                                                         1,554,000             1,820,000
            Deferred compensation                                                         346,000               310,000
            Unrealized loss on marketable securities
                 available for sale                                                        16,000
            Other deferred tax assets                                                     331,000               364,000
                                                                                       ----------            ----------

                                                                                        3,282,000             3,300,000

       Deferred tax liabilities
           Depreciation                                                                  (758,000)             (594,000)
           Unrealized gain on marketable securities
              available for sale                                                                                (34,000)
           Other                                                                          (73,000)              (46,000)
                                                                                      -----------           -----------

       Net deferred tax asset                                                          $2,451,000            $2,626,000
                                                                                        =========             =========

     At June 30, 2002, the Company, through an acquisition, has available a Federal net operating loss carryforward of approximately $313,000. Such net operating loss is subject to certain limitations and expires in varying amounts during the fiscal years 2007 through 2010. In addition, the Company has current year net operating losses of approximately $6,600,000 that will be carried back for a two-year period for Federal tax refund purposes.
     Since most states do not permit loss carrybacks, the state effect of the current year loss is included in the deferred tax asset.





                                                Jaco Electronics, Inc. and Subsidiaries

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                     June 30, 2002, 2001 and 2000



NOTE F - (LOSS) EARNINGS PER COMMON SHARE

                                                                  Year ended June 30,
                                  --------------------------------------------------------------------------------------
                                                      2002                                          2001
                                    ----------------------------------------      --------------------------------------
                                       Loss           Shares          Per            Income          Shares         Per
                                      (numer-        (denomi-        share           (numer-        (denomi-       share
                                       ator)          nator)        amount            ator)          nator)       amount
                                    ---------       ---------      -------         ---------       ---------     -------

     Basic (loss) earnings per
     share;
       income available to
       common shareholders         $(5,043,971)     5,713,365       $(0.88)       $9,850,397      5,669,560        $1.74

     Effect of dilutive
     securities
       Stock options                                                                                509,093
                                  --------------- --------------                ---------------  ----------


     Diluted (loss) earnings
     per
       share; income available
       to common shareholders
       plus assumed
       conversions                 $(5,043,971)     5,713,365       $(0.88)       $9,850,397      6,178,653        $1.59
                                    ==========      =========                      =========       =========






                                                          2000
                                        ----------------------------------------
                                            Income        Shares         Per
                                            (numer-      (denomi-       share
                                             ator)        nator)       amount
                                          ---------     ---------     -------





 Basic (loss) earnings per
 share;
   income available to

   common shareholders                    $6,375,954      5,497,866       $1.16

 Effect of dilutive
 securities
   Stock options                                             268,220
                                            ------------- ----------


 Diluted (loss) earnings
 per
   share; income available
   to common shareholders
   plus assumed
   conversions                              $6,375,954     5,766,086       $1.11
                                             =========     =========


     Excluded from the calculation of earnings (loss) per share are options to purchase 844,548, 90,688 and 45,000 common shares in fiscal 2002, 2001 and 2000, respectively, as their inclusion would have been antidilutive.





                                                Jaco Electronics, Inc. and Subsidiaries

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                     June 30, 2002, 2001 and 2000



NOTE G - DEBT AND CAPITALIZED LEASE OBLIGATIONS

     Debt and capitalized lease obligations are as follows:

                                                                                                 June 30,
                                                                                    ---------------------------------
                                                                                        2002                    2001
                                                                                    -------------          -------------

     Term loan and revolving line of credit (a)                                       $33,807,703            $54,556,622
     Other term loan (b)                                                                  185,202                324,689
     Equipment note                                                                                               30,634
     Capitalized lease obligations (c)                                                  1,947,496              2,561,909
                                                                                      -----------            -----------

                                                                                       35,940,401             57,473,854

     Less amounts representing interest on capitalized
         lease obligations                                                                163,216                263,706
                                                                                     ------------           ------------

                                                                                       35,777,185             57,210,148

     Less current maturities                                                              897,419              1,081,905
                                                                                     ------------            -----------

                                                                                      $34,879,766            $56,128,243
                                                                                       ==========             ==========

     (a)   Term Loan and Revolving Line of Credit Facility

     The Company's  agreement with its banks,  as amended,  provides the Company with a $45,000,000  revolving line of credit facility.  The credit facility is based principally on eligible accounts receivable and inventories of the
     Company as defined  in the  agreement.  The  agreement  was  amended to (i)
     extend the maturity date to March 14, 2004, (ii) reduce the credit facility line from $70 million to $45 million,  and (iii) change the requirements of certain  financial  covenants.  The interest  rate was based on the average
     30-day LIBOR plus 1% to 2-1/4%  depending on the Company's  performance for the  immediately  preceding  four  fiscal  quarters  measured  by a certain financial  ratio.  Effective  October 1, 2002, the rate will convert to the average 30-day LIBOR plus 2-3/4% and is subject to quarterly decreases,  to
     the  average  30-day  LIBOR  plus  2-1/4%,   based  upon  future  financial
     performance.   Borrowings  under  this  facility  are   collateralized   by
     substantially all of the assets of the Company. In addition,  the agreement prohibits the payment of cash  dividends.  The  outstanding  balance on the revolving line of credit facility was $33,807,703 at June 30, 2002, with an associated interest rate of 4.09%. The agreement also provided a waiver for non-compliance of a certain financial covenant.


                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2002, 2001 and 2000



NOTE G - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)

     (b)   Other Term Loan

           The Company has a term loan which requires monthly payments $9,829 through January 31, 2004. The loan, which bears interest at 1% per annum, is collateralized by the related equipment acquired, having a carrying value of approximately $261,000 at June 30, 2002 and $344,000 at June 30, 2001. The agreement contains, among other things, restrictive covenants on one of the Company's subsidiaries, which place limitations on significant changes in the business and additional indebtedness.

     (c)   Capitalized Lease Obligations

           The Company leases certain equipment under agreements accounted for as capital leases. The aggregate obligations for the equipment require the Company to make monthly payments through March 2005, with implicit interest rates from 7.0% to 8.4%.

     The following is a summary of the aggregate annual maturities of debt and capitalized lease obligations as of June 30, 2002:

                                                            Capitalized
                                        Debt                  leases
                                        ----                  ------

      Year ending June 30,
           2003                     $     116,628            $   882,558
           2004                        33,876,277                677,768
           2005                                                  387,170
                                      -----------             ----------

                                      $33,992,905             $1,947,496
                                       ==========              =========

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2002, 2001 and 2000



NOTE H - COMMITMENTS AND CONTINGENCIES

     1.  Leases

         The Company leases certain office and warehouse facilities under noncancellable operating leases. The leases also provide for the payment of real estate taxes and other operating expenses of the buildings. The minimum annual lease payments under such leases are as follows:

                          Year ending June 30,
                              2003                           $1,899,386
                              2004                            1,187,459
                              2005                              574,695
                              2006                               86,548
                                                            -----------

                                                             $3,748,088
                                                             ==========

         In addition, the Company leases office and warehouse facilities from a partnership owned by two officers and directors of the Company. The lease expires in December 2003 and requires minimum annual lease payments as follows:

                          Year ending June 30,
                              2003                      $   692,293
                              2004                          354,589
                                                         ----------

                                                         $1,046,882
                                                         ==========

         The Company's rent expense was approximately $602,000 for each of the years ended June 30, 2002, 2001 and 2000, respectively, in connection with the above lease.

         Rent expense on office and warehouse facilities leases for the years ended June 30, 2002, 2001 and 2000 was approximately $2,049,000 , $1,826,000 and $1,235,000, respectively, net of sublease income of approximately $115,000 and $127,000, for the years ended June 30, 2001 and 2000, respectively.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2002, 2001 and 2000



NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

     2.  Other Leases

         The Company also leases various office equipment and automobiles under noncancellable operating leases expiring through June 2006. The minimum rental commitments required under these leases at June 30, 2002 are as follows:

                          Year ending June 30,
                              2003                         $214,732
                              2004                           95,450
                              2005                           58,393
                              2006                            2,948
                                                          ---------

                                                           $371,523
                                                           ========

     3.  Employment Agreements

         The Company has entered into employment agreements with three executive officers which provide for annual base salaries aggregating $785,000 through June 30, 2005 and contain provisions for severance payments in the event of change of control as defined in the agreements. The Company's agreements with its Chairman and Executive Vice President provide for cash bonuses equal to 4% and 2%, respectively, of the Company's earnings before income taxes for each fiscal year in which such earnings are in excess of $1,000,000 or 6% and 3%, respectively, of the Company's earnings before income taxes if such earnings are in excess of $2,500,000 up to a maximum annual cash bonus of $720,000 and $360,000, respectively. In addition, the Company's agreement with its Chairman provides for deferred compensation which accrues at a rate of $50,000 per year and becomes payable in its entirety no later than January 15 of the year next following his cessation of employment for any reason.

         Effective July 1, 2001, the Company is obligated to provide health insurance to the Chairman, Executive Vice President, and their respective spouses commencing upon their termination of employment with Jaco and ending on the later to occur of (i) their death or (ii) the death of their respective spouses. The Company has adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pension," which requires the Company to recognize the cost of providing postretirement benefits over the employees' service periods. The recorded liabilities for these postretirement benefits, none of which has been funded, amounted to $48,900 at June 30, 2002. The weighted-average discount rate used in determining the liability was 5.5%, and the annual percentage increase in health costs was 7%.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2002, 2001 and 2000



NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

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


NOTE I - RETIREMENT PLAN

     The Company maintains a 401(k) Plan that is available to all employees, to which the Company contributes up to a maximum of 1% of each employee's salary. For the years ended June 30, 2002, 2001 and 2000, the Company contributed to this plan approximately $144,000, $175,000 and $116,000, respectively.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2002, 2001 and 2000



NOTE J - SHAREHOLDERS' EQUITY

     On June 26, 2000, the Company announced a 3-for-2 stock split which was in the form of a 50% common stock dividend payable on July 24, 2000 to shareholders of record on July 10, 2000. All references to the number of weighted-average common shares outstanding and earnings per share have been restated to reflect the 3-for-2 stock split.

     In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the "1993 Non-Qualified Stock Option Plan," hereinafter referred to as the "1993 Plan." The Board of Directors or Plan Committee is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. In December 1997, the shareholders of the Company approved an increase in the amount of shares reserved for the 1993 plan to 900,000 from 440,000, of which 577,500 are outstanding at June 30, 2002.

     In October 1993, the Board of Directors approved the adoption of a stock option plan for outside directors, known as the "1993 Stock Option Plan for Outside Directors," hereinafter referred to as the "Outside Directors Plan." Each outside director who was serving as of December 31, 1993 was granted a nonqualified stock option to purchase 22,000 shares of the Company's common stock at the fair market value on the date of grant. Each outside director who was serving on December 31 of each calendar year subsequent to 1993 was granted options to purchase 4,399 shares of the Company's common stock annually. The Outside Directors Plan expired on January 1, 1998, with a total of 8,798 options outstanding at June 30, 2002. Granted options shall expire upon the earlier of five years after the date of grant or one year following the date on which the outside director ceases to serve in such capacity.

     In June 1997, the Company appointed an additional outside director to the Board of Directors who received 15,000 options to purchase the Company's common stock at the fair market value on the date of grant. In September 1998, two outside directors were each granted 11,250 options to purchase the Company's common stock at the fair market value on the date of grant. These 37,500 options, of which 22,500 are outstanding at June 30, 2002, were not granted pursuant to any of the Company's existing stock option plans.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2002, 2001 and 2000



NOTE J - SHAREHOLDERS' EQUITY (continued)

     In October 2000, the Board of Directors approved the adoption of the "2000 Stock Option Plan," hereinafter referred to as the "2000 Plan." The 2000 Plan provides for the grant of incentive stock options ("ISOs") and nonqualified stock options ("NQSOs") to employees, officers, directors, consultants and advisers of the Company. The Board of Directors or Plan Committee is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. In the case of ISOs granted to shareholders owning more than 10% of the Company's voting securities, the exercise price shall be no less than 110% of the fair market value of the Company's common stock on the date of grant. All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option. The 2000 Plan reserves 600,000 shares of the Company's common stock, of which 235,750 are outstanding at June 30, 2002.

     Outstanding options granted to employees, directors and officers for the last three fiscal years are summarized as follows:


                                                                           Nonqualified                        Weighted-
                                                                           stock options                       average
                                                                  --------------------------------             exercise
                                                                    Price range             Shares              price
                                                                    -----------             ------              -----

      Outstanding at June 30, 1999                                  $1.79 - $8.50          727,943               $3.79
                                                                                          --------

      Granted                                                       $2.50 - $13.71         258,000                4.70
      Exercised                                                     $1.79 -  $8.50        (153,723)               5.67
      Expired                                                       $2.50 -  $4.67         (41,800)               3.44
                                                                                         ---------

      Outstanding at June 30, 2000                                  $1.79 - $13.71         790,420                3.74
                                                                                          --------

      Granted                                                       $6.01 - $8.00          238,250                7.91
      Exercised                                                     $2.50 - $8.50          (63,500)               6.88
                                                                                         ---------

      Outstanding at June 30, 2001                                  $1.79 - $13.71         965,170                4.56
                                                                                           -------


      Exercised                                                    $2.50 - $4.67          (109,973)               4.47
      Expired                                                      $8.00 - $13.71          (10,649)               9.05
                                                                                         ---------

      Outstanding at June 30, 2002                                  $1.79 - $13.71         844,548                4.52
                                                                                          ========

      Amounts exercisable at June 30, 2002                          $1.79 - $13.71         844,548                4.52
                                                                                          ========





                                                Jaco Electronics, Inc. and Subsidiaries

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                      June 30, 2002, 2001 and 2000



NOTE J - SHAREHOLDERS' EQUITY (continued)

     The following table summarizes information concerning currently outstanding and exercisable nonqualified stock options:

                                                 Options outstanding                         Options exercisable
                                       --------------------------------------     --------------------------------------
                                                        Weighted-                                 Weighted-
                                                        average        Weighted-                   average     Weighted-
                                                       remaining        average                   remaining     average
                                        Number        contractual      exercise    Number        contractual    exercise
       Range of exercise prices        outstanding    life (months)     price    exercisable   life (months)     price
       ------------------------        -----------  ---------------   ----------  ----------- ---------------  ---------


       $1.79 - $4.67                   567,548            21         $  2.44       567,548          21         $  2.44

       $6.01 - $8.00                   235,750           101         $  7.91       235,750         101         $  7.91

       $13.71                           41,250            35          $13.71        41,250          35          $13.71


     The weighted-average option fair value on the grant date was $4.82 and $4.97 for options issued during the years ended June 30, 2001 and 2000, respectively. There were no options issued during the year ended June 30, 2002.

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation"; it applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the 2000 Plan and does not recognize compensation expense for such 2000 Plan. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under the 2000 Plan consistent with the methodology prescribed by SFAS No. 123, the Company's reported net earnings
     (loss) and earnings (loss) per share would be reduced (increased) to the pro forma amounts indicated below for the years ended June 30:

                                                                          2002                2001                  2000
                                                                      -------------      --------------         --------
      Net (loss) earnings
          As reported                                                  $(5,043,971)          $9,850,397           $6,375,954
          Pro forma                                                     (5,568,933)           8,732,958            6,098,272
      Net (loss) earnings per common share  - basic
          As reported                                                      $(0.88)               $1.74                $1.16
          Pro forma                                                         (0.97)                1.54                 1.11
      Net (loss) earnings per common share - diluted
          As reported                                                      $(0.88)               $1.59                $1.11
          Pro forma                                                         (0.97)                1.41                 1.06



                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2002, 2001 and 2000



NOTE J - SHAREHOLDERS' EQUITY (continued)

     These pro forma amounts may not be representative of future disclosures because they do not take into account pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30, 2001 and 2000, respectively: expected volatility of 93% and 109%; risk-free interest rates of 5.33% and 6.25%; and expected term of 3 years.

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

     The Board of Directors of the Company had authorized the purchase of up to 375,000 shares of its common stock under a stock repurchase program. In fiscal 1998, the Board of Directors authorized the repurchase of up to an additional 600,000 shares of the Company's common stock. The purchases were made by the Company from time to time on the open market at the Company's discretion and were dependent on market conditions. The Company had made purchases of 618,300 shares of its common stock from July 31, 1996 through September 13, 2000 for aggregate consideration of $2,204,515. On September 14, 2000, the Board of Directors passed a resolution to terminate the stock repurchase program.

     On September 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices. No purchases were made in fiscal 2002.

     In June 1997, the Company's Board of Directors approved the adoption of a restricted stock plan, which was subsequently ratified by shareholders during the Company's December 1997 annual meeting. The plan enables the Board of Directors or Plan Committee to have sole discretion and authority to determine who may purchase restricted stock, the number of shares, the price to be paid and the restrictions placed upon the stock. Pursuant to this plan, the Company issued 135,000 shares of common stock to certain employees at a purchase price of $.67 per share. Shares purchased are subject to a four-year vesting period and the Company recognized $135,000 of compensation expense during fiscal 2001 and 2000 in connection with this plan.



                                                Jaco Electronics, Inc. and Subsidiaries

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                      June 30, 2002, 2001 and 2000



NOTE K - COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) and its components for the years ended June 30,
2002, 2001 and 2000 are as follows:

                                                                        2002               2001                2000
                                                                    -------------      -------------      -----------


       Net (loss) earnings                                            $(5,043,971)        $9,850,397        $6,375,954
       Unrealized loss on marketable
           securities                                                    (136,063)          (166,240)          (74,076)
       Deferred tax benefit                                                50,402             60,678            27,038
                                                                      -----------        -----------       -----------

       Comprehensive (loss) income                                    $(5,129,632)        $9,744,835        $6,328,916
                                                                       ==========          =========         =========

Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.


NOTE L - ACQUISITIONS

     On June 6, 2000, the Company acquired all of the issued and outstanding shares of common stock, no par value, of Interface Electronics Corp. ("Interface"), a distributor of electronic parts, components and equipment, located in Massachusetts. The purchase price was $15,400,000 payable in cash at closing, plus the assumption of certain liabilities and a deferred payment of $5,002,860, of which $2,099,563 is outstanding at June 30, 2002.

     The acquisition has been accounted for as a purchase and the operations of Interface have been included in the Company's statement of operations since the date of acquisition. Included in other assets are the costs of the identifiable intangible assets acquired, principally an employment agreement which is being amortized on a straight-line basis over five years and a franchise agreement which was

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2002, 2001 and 2000



NOTE L - ACQUISITIONS (continued)

     being amortized on a straight-line basis over fifteen years until the Company's adoption of SFAS No. 142. The excess of the purchase price and related expenses over the net tangible and identifiable intangible assets acquired amounted to approximately $19,703,000 at June 30, 2002 and was being amortized on a straight-line basis over twenty years until the Company's adoption of SFAS No. 142. A summary of the allocation of the assets and liabilities acquired follows:

              Operating assets acquired                         $ 13,157,365
              Employment agreement                                   685,000
              Franchise agreement                                    550,000
                                                                     -------


                                                                  14,392,365


              Liabilities assumed                                (13,464,389)
              Transaction costs                                     (228,241)
                                                                    --------


                                                                 (13,692,630)
                                                                 -----------


              Goodwill                                            19,703,125
                                                                 -----------

              Total purchase price                              $ 20,402,860
                                                                 ===========

     On February 25, 2000, the Company purchased the operating assets of PGI, Industries, Inc., ("PGI") an exporter of electronic components, located in Ronkonkoma, New York. The purchase price was $1,200,000 paid in cash, plus a deferred payment of $100,000, which has been paid. The acquisition has been accounted for as a purchase and the operations of PGI have been included in the Company's statement of operations since the date of acquisition. The excess of the purchase price over the fair value of the assets acquired, approximately $310,000 at June 30, 2002, was being amortized on a straight-line basis over twenty years until the Company's adoption of SFAS No. 142.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2002, 2001 and 2000



NOTE M - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

     The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company's primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for fiscal years 2002, 2001 and 2000, is not considered material to the financial statements.

     The Company's chief operating decision maker utilizes net sales and net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. Information about the Company's segments is as follows:

                                                                                    Year ended June 30,
                                                                   -------------------------------------------------------
                                                                      2002                 2001              2000
                                                                   ---------            ---------         -------
                                                                   ----------------------(in thousands)--------------------

     Net sales from external customers
         Electronics components distribution                        $175,949             $321,124             $193,111
         Contract manufacturing                                       18,157               29,098               16,214
                                                                   ---------            ---------            ---------

                                                                    $194,106             $350,222             $209,325
                                                                     =======              =======              =======

     Intersegment net sales
         Electronics components distribution                      $      268          $       992          $       324
         Contract manufacturing                                           10
                                                                   ---------           ----------          -----------

                                                                  $      278          $       992          $       324
                                                                   =========           ==========           ==========

     Operating (loss) profit
         Electronics components distribution                       $  (5,380)           $  19,167            $  12,012
         Contract manufacturing                                         (209)               1,575                  348
                                                                   ---------            ---------           ----------

                                                                   $  (5,589)           $  20,742            $  12,360
                                                                    ========             ========             ========





                                                Jaco Electronics, Inc. and Subsidiaries

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                      June 30, 2002, 2001 and 2000



NOTE M - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION (continued)

                                                                                    Year ended June 30,
                                                                   -------------------------------------------------------
                                                                      2002                 2001              2000
                                                                   ---------            ---------          -------
                                                                   ----------------------(in thousands)--------------------


     Interest expense
         Electronics components distribution                      $    1,683           $    3,457           $    1,053
         Contract manufacturing                                          540                  662                  506
                                                                  ----------           ----------           ----------

                                                                  $    2,223           $    4,119           $    1,559
                                                                   =========            =========            =========

     Income tax (benefit) provision
         Electronics components distribution                      $   (2,503)          $    6,400           $    4,489
         Contract manufacturing                                         (265)                 372                  (64)
                                                                  ----------           ----------           ----------

                                                                  $   (2,768)          $    6,772           $    4,425
                                                                   =========            =========            =========


     Identifiable assets
         Electronics components distribution                       $  97,412             $117,069             $115,109
         Contract manufacturing                                       13,223               19,246               10,995
                                                                   ---------             --------             --------

                                                                    $110,635             $136,315             $126,104
                                                                     =======              =======              =======

     Capital expenditures
         Electronics components distribution                     $       174          $     1,238           $      612
         Contract manufacturing                                           31                  759                  280
                                                                  ----------           ----------            ---------

                                                                  $      205           $    1,997           $      892
                                                                   =========            =========            =========

     Depreciation and amortization
         Electronics components distribution                      $    1,439           $    2,297           $    1,209
         Contract manufacturing                                          893                  926                  659
                                                                  ----------           ----------           ----------

                                                                  $    2,332           $    3,223           $    1,868
                                                                   =========            =========            =========



                                                Jaco Electronics, Inc. and Subsidiaries

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                      June 30, 2002, 2001 and 2000



NOTE N - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                        Quarter ended
                                                                        -------------
                                          June 30,      March 31,    December 31,    September 30,      June 30,
                                           2002           2002           2001             2001            2001
                                        -----------    -----------    -----------      -----------     -----------

     Net sales                          $52,972,961    $49,297,412    $42,405,312      $49,430,523     $72,146,768

     Gross profit                         6,159,286      7,196,967      6,601,562        8,015,501      10,777,533

     Net (loss) earnings                 (1,545,878)      (674,550)    (1,320,995)      (1,502,548)       (437,625)

     Net (loss) earnings per common share
         Basic                               $(0.27)        $(0.12)        $(0.23)          $(0.26)         $(0.08)
         Diluted                              (0.27)         (0.12)         (0.23)           (0.26)          (0.08)






                                                        Quarter ended
                                                        -------------
                                      March 31,      December 31,      September 30,
                                       2001             2000              2000
                                      -----------      -----------       -----------


Net sales                             $83,680,954     $100,235,652       $94,158,828

Gross profit                           15,367,532       20,077,191        20,617,658

Net (loss) earnings                     1,585,493        4,044,662         4,657,867

Net (loss) earnings per common share
    Basic                                   $0.28            $0.72             $0.83
    Diluted                                  0.26             0.65              0.75




                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE




Board of Directors and Shareholders
    Jaco Electronics, Inc.


In connection with our audits of the consolidated financial statements of Jaco Electronics, Inc. and Subsidiaries for the years ended June 30, 2002 and 2001 referred to in our report dated September 19, 2002, which is included in this annual report on Form 10-K, we have also audited Schedule II for each of the three years in the period ended June 30, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP


Melville, New York
September 19, 2002



                                                Jaco Electronics, Inc. and Subsidiaries

                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               Years ended June 30, 2002, 2001 and 2000





              Column A                    Column B                    Column C                  Column D          Column E
              --------                    --------         ----------------------------         --------          --------
                                                                      Additions
                                                           ----------------------------
                                                              (1)                (2)
                                                                            Charged to
                                         Balance at        Charged to          other                              Balance
                                         beginning         costs and        accounts -        Deductions -       at end of
            Description                  of period          expenses         describe           describe           period
            -----------                 -----------        ----------     ------------        -----------        --------

Allowance for doubtful accounts
    Year ended June 30, 2002            $1,695,000      $   418,000        $  79,000 (a)    $   583,000 (b)     $ 1,609,000
                                         =========       ==========         ========         ==========         ==========

    Year ended June 30, 2001            $1,111,000       $1,398,000        $  25,000 (a)    $   839,000 (b)      $1,695,000
                                         =========        =========         ========         ==========           =========

    Year ended June 30, 2000           $   440,000      $   598,000         $178,000 (a)(c) $   105,000 (b)      $1,111,000
                                        ==========       ==========          =======         ==========           =========


Reserve for slow-moving and
   obsolete inventory
    Year ended June 30, 2002            $2,291,000       $2,098,000                          $1,298,000 (d)     $ 3,091,000
                                         =========        =========                           =========         ==========

    Year ended June 30, 2001            $2,406,000      $   865,000                         $   980,000 (d)      $2,291,000
                                         =========       ==========                          ==========           =========

    Year ended June 30, 2000            $1,526,000       $1,266,000                         $   386,000 (d)      $2,406,000
                                         =========        =========                          ==========           =========





(a)  Recoveries of accounts.
(b)  Represents write-offs of uncollectible accounts.
(c)  Includes balance attributable to acquired subsidiary.
(d)  Disposal and sale of slow-moving and obsolete inventory.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       JACO ELECTRONICS, INC.

                                       By:/s/ Joel H Girsky
                                             ----------------------------
                                          Joel H. Girsky, Chairman of the
                                          Board, President and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                  Title                           Date

                       Chairman of the Board,                 September 27, 2002
/s/ Joel H. Girsky     President and Treasurer
   -----------------   (Principal Executive Officer)
    Joel H. Girsky
                       Executive Vice President-              September 27, 2002
/s/ Jeffrey D. Gash    Finance and Secretary
   ---------------     (Prinicpal Financial and
    Jeffrey D. Gash     Accounting Officer)

                       Vice Chairman of the Board             September 27, 2002
/s/ Joseph F. Oliveri  and Executive Vice President
    -----------------
    Joseph F. Oliveri
                       Executive Vice President and           September 27, 2002
/s/ Charles B. Girsky      Director
   ---------------------
    Charles B. Girsky

/s/ Stephen A. Cohen       Director                           September 27, 2002
    -------------------
    Stephen A. Cohen


/s/ Edward M. Frankel      Director                           September 27, 2002
   --------------------
   Edward M. Frankel

/s/ Joseph F. Hickey, Jr.  Director                           September 27, 2002
    --------------------
   Joseph F. Hickey, Jr

                                  CERTIFICATION





I, Joel H. Girsky, certify that:

1.   I have reviewed this annual report on Form 10-K of Jaco Electronics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 27, 2002


                        /s/ Joel H. Girsky
                        ---------------------------------
                        Chairman, President and Treasurer
                        (Principal Executive Officer)

                                  CERTIFICATION





I, Jeffrey D. Gash, certify that:

1.   I have reviewed this annual report on Form 10-K of Jaco Electronics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 27, 2002


                          /s/ Jeffrey D. Gash
                          ----------------------------------------------
                          Executive Vice President, Finance and Secretary (Principal Financial Officer)