Form 10-K/A
period 2002-06-30
JACO ELECTRONICS INC
filed 2002-10-28
CIK 52971

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended..........................................June 30, 2002


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________________ to ____________________

                         Commission File Number 0-5896
 -------------------------------------------------------------------------------


                             JACO ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

                     New York                     11-1978958
            -------------------------------- -----------------------
        (State or other jurisdiction       (I.R.S. Employer Identification No.)
        of incorporation or organization)
                145 Oser Avenue, Hauppauge, New York        11788
                ------------------------------------   -------------------
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


                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company, their ages, and their positions and terms of office with the Company are set forth below.

Name                                 Age     Position
Joel H. Girsky..................      63     Chairman of the Board, President and Treasurer

Joseph F. Oliveri...............      53     Vice Chairman of the Board and Executive Vice
                                             President

Charles B. Girsky...............      68     Executive Vice President and Director

Jeffrey D. Gash.................      50     Executive Vice President, Finance and Secretary

Gary Giordano...................      45     Executive Vice President

Stephen A. Cohen................      65     Director

Edward M. Frankel...............      64     Director

Joseph F. Hickey, Jr............      44     Director

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

     Joseph F. Hickey, Jr. became a Director in May 1997. From February 1991 to April 2001, he was employed by Tucker Anthony Sutro Capital Markets, a national investment banking firm, which merged with Dain Rauscher Corp in March 2002. He was a managing director in Tucker Anthony's investment banking department. He is currently a Regional Managing Director at Hopewell Ventures, L.P., a venture capital firm.

Compliance with Section 16(a) of Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5. Executive officers, directors, and ten percent shareholders are required to furnish the Company with copies of such forms. Based solely on a review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that during Fiscal 2002, the Company's executive officers, directors, and ten percent shareholders complied with all applicable
Section 16(a) filing requirements.

Item 11.  Executive Compensation.

         The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal years ended June 30, 2002, 2001 and 2000, by its Chief Executive Officer and each of the Company's other executive officers whose total salary and bonus exceeded $100,000 during the fiscal year ended June 30, 2002 ("Fiscal 2002"):




SUMMARY COMPENSATION TABLE


                                        Annual Compensation                                    Long Term Compensation
                           -----------------------------------------------    ------------------------------------------------------
                                                                                       Awards             Payouts
                                                                                       ------             -------

                                                                              Restricted
Name and                                                 Other Annual            Stock       Options/    LTIP       All Other
Principal Position       Year  Salary($)(1)  Bonus($) Compensation ($)(2)  Awards($)(3)(4) SARs(#)(4)  Payouts($) Compensation($)(5)
------------------       ----  ------------  -------- -------------------  --------------- ----------  ---------- ------------------

Joel H. Girsky             2002        346,900       --          --                --            --         --            151,633
Chairman of the Board      2001        325,000   720,000         --                --            50,000     --             59,083
President, and Treasurer   2000        325,000   648,100         --                --            60,000     --             66,709


Joseph F. Oliveri (6)      2002        277,500    60,700         --                --             --        --                414
Vice Chairman and          2001        300,000   175,500         --                --            15,000     --                207
Executive Vice President   2000         20,770    15,700         --                --            30,000     --                --


Charles B. Girsky          2002         231,300     --           --                --             --       --               2,344
 Executive Vice President  2001         225,000  360,000         --                --            25,000     --              2,286
                           2000         225,000  324,000         --                --            15,000     --              6,831


Jeffrey D. Gash             2002       148,000    10,800         --                --               --      --              2,964
Executive Vice              2001       152,500    50,800         --                --            15,000     --              1,124
President, Finance and      2000       136,000    60,800         --                --            15,000     --              4,953
Secretary

Gary Giordano(7)           2002         185,000      --           --                --              --       --              1,853
  Executive Vice President 2001         184,300   43,600          --                --           15,000      --              1,180
                           2000         158,000   40,000          --                --           15,000      --              1,971







(1) Effective October 1, 2001, each named executive officer voluntarily agreed to a temporary 10% salary reduction. See description of employment agreements on pages 5 through 7.

(2) The costs of certain benefits are not included because they did not exceed, in the case of each named executive officer, the lesser of $50,000 or ten percent of the total annual salary and bonus reported in the above table.

(3) On June 9, 1997, the Board of Directors awarded an aggregate of 97,500 shares of Common Stock under the Company's Restricted Stock Plan to its executive officers as follows: 37,500 shares of Common Stock to Mr. Joel Girsky, 37,500 shares of Common Stock to Mr. Charles Girsky, 15,000 shares of Common Stock to Mr. Jeffrey Gash and 7,500 shares of Common Stock to Mr. Gary Giordano. These grants were subject to the approval of the Company's shareholders, which approval was received on December 9, 1997. The awards vested in one-quarter increments annually. Accordingly, as of June 30, 2002, all of the aforementioned awards were vested. The value of the aggregate restricted stock holdings of these individuals at June 30, 2002 was as follows: $151,250 for Mr. Joel Girsky, $151,250 for Mr. Charles Girsky, $60,500 for Mr. Jeffrey Gash and $30,250 for Mr. Gary Giordano. These figures are based upon the fair market value per share of the Company's Common Stock at June 30, 2002, minus the purchase price of such awards. The closing sale price for the Company's Common Stock as of June 30, 2002 on the Nasdaq National Market was $4.70.

(4) Adjusted to give effect to a 3-for-2 stock split which was effective on July 24, 2000.

(5) Includes 401(k) matching contributions, premiums paid on group term life insurance, the taxable portion of split dollar life insurance policies and in the case of Mr. Joel Girsky, cash surrender value of life insurance policies transferred, and deferred compensation accrued in connection with his employment agreement with the Company. 401(k) matching contributions for Fiscal 2002 for the Named Executives were as follows: Mr. Joel Girsky - $1,168, Mr. Oliveri - $0, Mr. Charles Girsky - $1,125, Mr. Gash - $2,131 and Mr. Giordano - $1,673. Premiums paid on group term life insurance for Fiscal 2002 for the Named Executives were as follows: Mr. Joel Girsky - $1,188, Mr. Oliveri - $414, Mr. Charles Girsky - $1,219, Mr. Gash - $270 and Mr. Giordano - $180. The taxable portion of split dollar life insurance policies for Mr. Joel Girsky was $8,060 and for Mr. Gash was $563 for Fiscal 2002. The cash surrender value of the policies transferred to Mr. Joel Girsky in Fiscal 2002 was $91,217. $50,000 deferred compensation was accrued in Fiscal 2002 in connection with Mr. Joel Girsky's employment agreement with the Company.

(6)  Mr.  Oliveri  became an Executive  Vice President of the Company on June 6,
     2000.

(7) Mr. Giordano became an Executive Vice President of the Company on June 22, 2000.

Employment Agreements

     The Company entered into a four-year employment agreement with Joel Girsky, effective as of July 1, 2001, to serve as the Company's Chairman and President. The employment agreement, will automatically renew for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is delivered by either party, Mr. Girsky's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. However, in the event that a notice of non-renewal is delivered by either party at such time as Mr. Girsky is at least 70 years of age, then the employment agreement shall continue for a period of only one year following the anniversary date which follows immediately after the date that such notice is delivered. Mr. Joel Girsky receives a base salary of $375,000 for each fiscal year ending June 30. In addition, he is entitled to receive a cash bonus equal to four percent of the Company's earnings before income taxes for each fiscal year in which such earnings are between $1.0 million and $2.5 million, or six percent of the Company's earnings before income taxes for such fiscal year if such earnings are in excess of $2.5 million up to a maximum annual cash bonus of $720,000. If the Company's earnings before income taxes are in excess of $12.0 million for any such fiscal year, Mr. Girsky may also receive stock options. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $375,000 if he dies or becomes permanently disabled during the term of the employment agreement. The death benefit of $1.5 million provided for in the prior employment agreement was being funded by life insurance policies maintained by the Company, which policies were transferred to Mr. Girsky. Mr. Girsky shall also receive deferred compensation which accrues at the rate of $50,000 per year, and becomes payable in a lump sum at the cessation of his employment, with or without cause, at any time. In the event of a change in control, Mr. Girsky will receive 299% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky's base amount, as computed in accordance with Section 280G(d)(4) of the Internal Revenue Code of 1986. Additionally, upon a change of control, Mr. Girsky's employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Girsky. Commencing upon the termination of Mr. Girsky's employment with Jaco, and ending on the later to occur of Mr. Girsky's death or his spouse's death, Jaco will permit Mr. Girsky and his spouse to the extent eligible, to participate in the health and medical benefit program provided by Jaco to senior executive officers.

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


         The Company entered into a four-year employment agreement with Charles Girsky, effective as of July 1, 2001, to serve as the Company's Executive Vice President. The employment agreement will automatically renew for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is delivered by either party, Mr. Girsky's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. However, in the event that a notice of non-renewal is delivered by either party at such time as Mr. Girsky is at least 70 years of age, then the employment agreement shall continue for a period of only one year following the anniversary date which follows immediately after the date that such notice is delivered. Mr. Girsky receives a base salary of $250,000 for each fiscal year ending June 30. In addition, he is entitled to receive a cash bonus equal to two percent of the Company's earnings before income taxes for each fiscal year in which such earnings are between $1.0 million and $2.5 million, or three percent of the Company's earnings before income taxes for such fiscal year if such earnings are in excess of $2.5 million up to a maximum annual cash bonus of $360,000. If the Company's earnings before income taxes are in excess of $12.0 million for any such fiscal year, Mr. Girsky may also receive stock options. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $250,000 if he dies during the term of the employment agreement. The death benefit of $1.0 million provided for in the prior employment agreement was being funded by a life insurance policy maintained by the Company, which policy was transferred to Mr. Girsky. In the event of a change in control, Mr. Girsky will receive 250% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky's base amount, as computed in accordance with Section 280G(d)(4) of the Internal Revenue Code of 1986. Additionally, upon a change of control, Mr. Girsky's employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Girsky. Commencing upon the termination of Mr. Girsky's employment with Jaco, and ending on the later to occur of Mr. Girsky's death or his spouse's death, Jaco will permit Mr. Girsky and his spouse to the extent eligible, to participate in the health and medical benefit program provided by Jaco to senior executive officers.

         The Company entered into a four-year employment agreement with Jeffrey Gash, effective as of July 1, 1998, to serve as the Company's Executive Vice President of Finance. The employment agreement will automatically renew for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is delivered by either party, Mr. Gash's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. Pursuant to the agreement, as amended, Mr. Gash receives a base salary of $160,000 for each fiscal year ending June 30. In addition, he is entitled to receive a cash bonus as determined by the Board of Directors and the President. Mr. Gash or his estate, as the case may be, is entitled to receive a payment of $750,000 if he dies during the term of the employment agreement. The death benefit is currently being funded by a life insurance policy maintained by the Company. In the event of Mr. Gash's cessation of employment with the Company, upon his request, the Company is obligated to transfer such policy to Mr. Gash. Thereafter, the Company would have no further liability for the payment of such benefit or the premiums on such policy. In the event of a change in control, Mr. Gash will receive 200% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Gash's base amount, as computed in accordance with Section 280G(d)(4) of the Internal Revenue Code of 1986. Additionally, upon a change of control, Mr. Gash's employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Gash.


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

Option Grants

         There were no stock options granted during the fiscal year ended June 30, 2002.


Option Exercises and Fiscal Year-End Option Values

               AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                Shares                           Number of Unexercised               Value of Unexercised
                               Acquired        Value          Option/SARs at FY-End (#)(1)       In-the-Money Option/SARs at
                             On Exercise       Realized                                                 FY-End($)(2)
                             ------------      ---------
          Name                  (#)(1)            ($)        Exercisable   Unexercisable         Exercisable Unexercisable
          ----                  ------            ---        -----------   -------------         ----------- -------------

Joel H. Girsky                  23,098          24,800             410,000        --                   815,700        --

Joseph F. Oliveri                 --              --                45,000        --                       --         --

Charles B. Girsky               37,500          40,200              77,500        --                   142,100        --

Jeffrey D. Gash                   --              --                45,000        --                    76,600        --

Gary Giordano                     --              --                30,000        --                    33,000        --



(1) Adjusted to give effect to a 3-for-2 stock split which was effective on July 24, 2000.

(2) Based on the fair market value per share of the Common Stock at year end, minus the exercise or base price on "in-the-money" options. The closing sale price for the Company's Common Stock as of June 30, 2002 on the Nasdaq National Market was $4.70.

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

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

         The Company's employment agreements with Messrs. Joel Girsky, Charles Girsky, Jeffrey Gash and Joseph Oliveri, and the change-in-control agreement with Gary Giordano are described on pages 5 through 7 of this Form 10-K/A Amendment No. 1.

Compensation Committee Interlocks and Insider Participation

     Joseph F. Hickey, Jr., a Director and member of the Compensation Committee, was a managing director of Tucker Anthony Sutro Capital Markets through April 2001, which firm rendered services to the Company from time to time. Tucker Anthony Sutro Capital Markets merged with Dain Raushcer Corp in March 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth the number and percentage of shares of Common Stock owned as of October 11, 2002 by (i) each director of the Company,
(ii) all persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the outstanding shares of Common Stock, (iii) each of the executive officers, and (iv) all of the Company's directors and executive officers, as a group. Each person named in the table has sole investment power and sole voting power with respect to the shares of Common Stock set forth opposite such person's name, except as otherwise indicated.




Name and Address of                     Aggregate Number of Shares                   Percentage of Shares
Beneficial Owner(1)                         Beneficially Owned                       Beneficially Owned(2)
-------------------                          ------------------                      ---------------------

Joel H. Girsky                                       1,128,640 (3)                              18.2%

Joseph F. Oliveri                                        45,000 (4)                              **

Charles B. Girsky                                       531,360 (5)                             9.0%

Stephen A. Cohen                                         34,683 (6)                              **

Edward M. Frankel                                        31,899 (7)                              **

Joseph F. Hickey, Jr.                                    37,149 (8)                              **

Jeffrey D. Gash                                          62,298 (9)                             1.1%

Gary Giordano                                            37,500 (10)                             **

Dimensional Fund Advisors                                472,672 (11)                            8.1%
1299 Ocean Avenue
11th Floor
Santa Monica, CA 90401

Royce & Associates, LLC                                  660,150 (12)                            11.4%
7414 Avenue of the Americas
New York, NY  10019

All directors and executive officers                    1,908,529 (13)                           29.4%
as a group (8 persons)

----------------------------------

**       Less than one percent.

(1) Unless otherwise indicated, the address of each person listed is 145 Oser Avenue, Hauppauge, New York, 11788.

(2) Assumes a base of 5,807,432 shares of Common Stock outstanding, before any consideration is given to outstanding options.

(3) Includes (i) 360,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, (ii) 50,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan, and (iii) 37,500 shares of Common Stock awarded under the Company's Restricted Stock Plan.

(4) Includes (i) 30,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, and (ii) 15,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan.

(5) Includes (i) 352,815 shares of Common Stock owned by the Girsky Family Trust, (ii) 52,500 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, (iii) 25,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan, and (iv) 37,500 shares of Common Stock awarded under the Company's Restricted Stock Plan.

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

(8) Includes (i) 4,399 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's Outside Directors' Plan, (ii) 11,250 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, and (iii) 5,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the 2000 Stock Option Plan.

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

(11) These securities are held in investment advisory accounts of Dimensional Fund Advisors, Inc. This information is based upon an amendment to Schedule 13G dated, January 30, 2002, and information made available to the Company.

(12) The information is based upon a Schedule 13G dated July 10, 2002, and information made available to the Company.

(13) Includes 687,548 shares of Common Stock acquirable pursuant to options exercisable within 60 days and 97,500 shares of Common Stock awarded under the Company's Restricted Stock Plan.

Item 13.  Certain Relationships and Related Transactions.

         During Fiscal 2002, the Company paid approximately $659,000 of rental expenses in connection with the Company's main headquarters and centralized inventory distribution facility, located in Hauppauge, New York, which was paid to Bemar Realty Company, the owner of such premises. Bemar is a partnership consisting of Messrs. Joel Girsky and Charles Girsky, both of whom are officers, directors and principal shareholders of the Company. The lease on the property, which is net of all expenses, including taxes, utilities, insurance, maintenance and repairs was renewed on January 1, 1996 and expires on December 31, 2003. The Company believes the current rental rate is at its fair market value.

         Joseph F. Oliveri, the Company's Vice Chairman of the Board and an Executive Vice President, has served as a director of EMC Corporation, a public company, from March 1993 to October 9, 2001. Mr. Oliveri was also the President and Chief Executive Officer of Interface from March 1983 until June 2000, when it was acquired by the Company. Interface sells components to contract manufacturers which incorporate such components into products sold to EMC. Mr. Oliveri was a 40% stockholder of Interface, and therefore, upon the acquisition of Interface, Mr. Oliveri received his proportionate share of both the $15,400,000 purchase price paid by the Company at the closing, and the deferred payments made subsequent to the closing in the aggregate amount of $5,002,860.

     Joseph F. Hickey, Jr., a Director, was also a managing director of Tucker Anthony Sutro Capital Markets through April 2001, which firm rendered services to the Company from time to time. Tucker Anthony Sutro Capital Markets merged with Dain Raushcer Corp in March 2002.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JACO ELECTRONICS, INC.


                            By: /s/ Jeffrey D. Gash
                            -------------------------------------------------
                             Jeffrey D. Gash, Executive Vice President,
                             Finance and Secretary










Date:  October 28, 2002