Form 10-Q
period 2002-09-30
JACO ELECTRONICS INC
filed 2002-11-14
CIK 52971

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2002

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



                        YES  X                 NO __
                             -



Number of Shares of Registrant's Common Stock Outstanding as of November 8, 2002
- 5,791,432 (Excluding 634,300 Shares of Treasury Stock).

FORM 10-Q                                                     September 30, 2002
Page 2


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               September 30,            June 30,
                                                                  2002                    2002
                                                              ---------------          -----------
ASSETS

Current Assets

         Cash                                                 $   381,702               $   324,447
         Marketable securities                                    554,205                   650,267
         Accounts receivable - net                             26,237,067                29,095,269
         Inventories                                           42,520,334                42,611,225
         Prepaid expenses and other                               944,299                 1,183,043
         Prepaid and refundable income taxes                    3,011,205                 2,440,055
         Deferred income taxes                                  2,027,000                 2,017,000
                                                                ---------                 ---------

                  Total current assets                         75,675,812                78,321,306


Property, plant and equipment - net                             6,210,953                 6,708,828

Deferred income taxes                                             436,000                   434,000

Excess of cost over net assets acquired - net                  22,363,296                22,363,296

Other assets                                                    2,710,810                 2,807,451
                                                              -----------               -----------


                                                             $107,396,871              $110,634,881
                                                             ============              ============




                      See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                     September 30, 2002
Page 3



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                      September 30,          June 30,
                                                                         2002                  2002
                                                                     ---------------       ------------

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                      $ 23,692,646        $ 25,289,554
         Current maturities of long term debt and
           capitalized lease obligations                                 873,684             897,419
                                                                   -------------        ------------

         Total current liabilities                                    24,566,330          26,186,973

Long term debt and capitalized lease obligations                      34,298,087          34,879,766

Deferred compensation                                                    912,500             900,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued
         Common stock - authorized, 20,000,000,
            $.10 par value; 6,425,732 shares issued
           and 5,807,432 shares outstanding                              642,573             642,573
         Additional paid-in capital                                   25,152,010          25,152,010
         Retained earnings                                            24,115,418          25,102,628
         Accumulated other comprehensive loss                           (85,532)            (24,554)
         Treasury stock                                              (2,204,515)         (2,204,515)
                                                                     ----------          -----------

         Total shareholders' equity                                   47,619,954          48,668,142
                                                                      ----------          ----------


                                                                    $107,396,871        $110,634,881
                                                                    ============        ============




                  See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                     September 30, 2002
Page 4



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                                   2002                 2001
                                                               --------------       -------------

NET SALES                                                         $49,043,655         $49,430,523

COST AND EXPENSES

Cost of goods sold                                                 42,696,191          41,415,022
                                                                   ----------          ----------

         Gross profit                                               6,347,464           8,015,501

Selling, general and administrative expenses                        7,465,363           9,392,345
                                                                 ------------        ------------

         Operating loss                                           (1,117,899)         (1,376,844)

Interest expense                                                      401,311             769,704
                                                                 ------------        ------------

         Loss before income taxes                                 (1,519,210)         (2,146,548)

Income tax benefit                                                  (532,000)           (644,000)
                                                                 ------------        ------------
         NET LOSS                                                $  (987,210)        $(1,502,548)
                                                                 ============        ============
Net loss per common share:

Basic                                                            $     (0.17)        $     (0.26)
                                                                 ============        ============
Diluted                                                          $     (0.17)        $     (0.26)
                                                                 ============        ============
Weighted average common shares outstanding:

         Basic                                                      5,807,432           5,700,937
                                                                 ============        ============
         Diluted                                                    5,807,432           5,700,937
                                                                 ============        ============




                    See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                     September 30, 2002
Page 5



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)





                                                                    Additional
                                                                      paid-in            Retained
                                        Shares       Amount           capital            earnings
                                   --------------- -------------- ----------------  -------------------


Balance at July 1, 2002                 6,425,732      $ 642,573     $ 25,152,010         $ 25,102,628

Net loss                                                                                      (987,210)

Unrealized loss on marketable
  securities, net of deferred taxes

                                   --------------- -------------- ----------------  -------------------

Balance at September 30, 2002           6,425,732      $ 642,573     $ 25,152,010         $ 24,115,418
                                   =============== ============== ================  ===================




                                   Accumulated
                                      other                             Total
                                   comprehensive      Treasury       shareholders'
                                      loss              stock           equity
                                   -------------- ---------------- -----------------

Balance at July 1, 2002                $ (24,554)    $ (2,204,515)     $ 48,668,142

Net loss                                                                   (987,210)

Unrealized loss on marketable
  securities, net of deferred taxes      (60,978)                           (60,978)

                                   -------------- ---------------- -----------------

Balance at September 30, 2002          $ (85,532)    $ (2,204,515)     $ 47,619,954
                                   ============== ================ =================





     See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                     September 30, 2002
Page 6


          JACO ELECTRONICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                          (UNAUDITED)

                                                                                       2002                 2001
                                                                                 ------------------   -----------------
Cash flows from operating activities
      Net loss                                                                          $ (987,210)       $ (1,502,548)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities
          Depreciation  and amortization                                                   559,246             592,139
          Deferred compensation                                                             12,500              12,500
          Deferred income tax expense                                                       25,000              41,032
          Provision for doubtful accounts                                                  192,500             176,900
          Changes in operating assets and liabilities,
          Decrease in operating assets - net                                             2,424,187          12,225,238
          Increase (decrease) in operating liabilities - net                               502,655          (7,027,767)
                                                                                 ------------------   -----------------

          Net cash provided by operating activities                                      2,728,878           4,517,494
                                                                                 ------------------   -----------------

Cash flows from investing activities
        Capital expenditures                                                               (27,121)            (69,723)
        Purchase of marketable securities                                                   (1,916)             (1,987)
        Business acquisitions - deferred payments                                       (2,099,563)
        Decrease (increase) in other assets                                                 62,391            (329,542)
                                                                                 ------------------   -----------------

         Net cash used in investing activities                                          (2,066,209)           (401,252)
                                                                                 ------------------   -----------------

Cash flows from financing activities
        Borrowings under line of credit                                                  46,162,798          44,782,170
        Payments under line of credit                                                   (46,545,132)        (48,241,778)
        Principal payments under equipment financing
          and term loans                                                                   (223,080)           (253,217)
        Proceeds from exercise of stock options                                                                  25,000
                                                                                 ------------------   -----------------

        Net cash used in financing activities                                              (605,414)         (3,687,825)
                                                                                 ------------------   -----------------

        NET INCREASE IN CASH                                                                 57,255             428,417
                                                                                 ------------------   -----------------

Cash at beginning of period                                                                 324,447              89,523
                                                                                 ------------------   -----------------

Cash at end of period                                                                     $ 381,702           $ 517,940
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


FORM 10-Q                                                     September 30, 2002
Page 7


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated statements for the year ended June 30, 2002 and the notes thereto included in the Company's annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2) The Company's agreement with its banks, as amended, provides the Company with a $45,000,000 revolving line of credit facility. The credit facility is based principally on eligible accounts receivable and inventories of the company as defined in the agreement. The agreement was amended to (i) extend the maturity date to March 14, 2004, (ii) reduce the credit facility line from $70 million to $45 million, and (iii) change the requirements of certain financial covenants. The agreement also requires the Company to establish a compensating balance arrangement with its banks. The interest rate was based on the average 30-day LIBOR plus 1% to 2.25% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a certain financial ratio. Effective October 1, 2002, the rate converted to the average 30-day LIBOR plus 2.25% to 2.75%. Borrowings under this facility are collateralized by substantially all of the assets of the Company.

3) For interim financial reporting purposes, the Company uses the gross profit method for computing inventories, which consists principally of goods held for resale.

4) On September 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices.

5) In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS no. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of SFAS No. 146 will not have a material impact on its results of operations or financial position.

6) On June 6, 2000, the Company acquired all of the issued and outstanding shares of common stock, no par value, of Interface Electronics Corp. ("Interface"), a distributor of electronic parts, components and equipment, located in Massachusetts. The purchase price was $15,400,000 payable in cash at the closing, plus the assumption of certain liabilities and a deferred payment of $5,002,860, which has been fully satisfied as of September 30, 2002. The acquisition has been accounted for as a purchase and the operations of Interface have been included in the Company's Statement of Operations since the date of acquisition. Included in other assets are the costs of the identifiable intangible assets acquired, principally an employment agreement which is being amortized on a straight-line basis over five years, and a franchise agreement which was being amortized on a straight-line basis over fifteen years until the Company's adoption of SFAS No. 142. The excess of the purchase price and related expenses over

FORM 10-Q                                                     September 30, 2002
Page 8


the net tangible and identifiable intangible assets acquired amounted to approximately $19,703,000 at September 30, 2002, and was being amortized on a straight-line basis over twenty years until the Company's adoption of SFAS No. 142.


7) Total comprehensive loss and its components for the three months ended September 30, 2002 and 2001 are as follows:

                                                       Three Months Ended
                                                         September 30,
                                                --------------------------------
                                                    2002               2001
                                                --------------     -------------

Net loss                                          $ (987,210)      $ (1,502,548)

Unrealized loss
  on marketable securities                           (97,978)          (109,033)


Deferred tax benefit                                   37,000             39,032
                                                --------------     -------------


Comprehensive loss                              $ (1,048,188)      $ (1,572,549)
                                                ==============     =============


         Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.

8) The weighted average common shares outstanding net of treasury shares, used in the Company's basic and diluted earnings per share computations were 5,807,432 and 5,700,937 for the three months ended September 30, 2002 and 2001, respectively. Excluded from the calculation of earnings per share are options to purchase 844,548 and 948,920 shares of the Company's common stock for the three months ended September 30, 2002 and 2001, respectively, as their inclusion would have been antidilutive. Common stock equivalents for stock options are calculated using the treasury stock method.

9) The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company's primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for the three months ended September 30, 2002 and 2001 is not considered material to the financial statements.
           The Company's chief operating decision maker utilizes net sales and net earnings information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company's annual report to shareholders. Information about the Company's segments is as follows:

FORM 10-Q                                                     September 30, 2002
Page 9

                                                         Three Months Ended
                                                             September 30,
                                                             -------------
                                                       2002             2001
                                                    ---------        -------
                                                           (in thousands)
Net sales from external customers
    Electronics components distribution               $46,086          $42,438
    Contract manufacturing                              2,958            6,993
                                                      -------          -------

                                                      $49,044          $49,431
                                                       ======           ======

Intersegment net sales
    Electronics components distribution             $      40       $      114
    Contract manufacturing                              _____            _____

                                                    $      40       $      114
                                                     ========        =========

Operating (loss) profit
    Electronics components distribution             $    (819)        $ (1,574)
    Contract manufacturing                               (299)             197
                                                     ---------         -------

                                                     $ (1,118)        $ (1,377)
                                                       =======          =======

Interest expense
    Electronics components distribution              $    288         $    604
    Contract manufacturing                                113              166
                                                     --------         --------

                                                      $   401         $    770
                                                       ======          =======

(Loss) earnings before income taxes
    Electronics components distribution          $     (1,107)    $     (2,178)
    Contract manufacturing                               (412)              31
                                                   -----------        --------

                                                  $    (1,519)     $    (2,147)
                                                   ===========      ===========

Identifiable assets
    Electronics components distribution              $ 94,884         $107,552
    Contract manufacturing                             12,513           16,884
                                                     --------         --------

                                                     $107,397         $124,436
                                                      =======          =======

Capital expenditures
    Electronics components distribution             $      27        $      70
    Contract manufacturing                              _____              _____


                                                      $    27        $      70
                                                       ======           ======

Depreciation and amortization
    Electronics components distribution              $    353         $    369
    Contract manufacturing                                206              223
                                                     --------         --------

                                                     $    559         $    592
                                                      =======          =======

FORM 10-Q                                                     September 30, 2002
Page 10


Item 2.
                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

FORM 10-Q                                                     September 30, 2002
Page 11


Results of Operations

The following table sets forth certain items in the Company's statements of operations as a percentage of net sales for the periods shown:



                                                   Three Months Ended
                                                      September 30,
                                           ----------------------------------

                                                 2002                 2001
                                           ---------------      ---------------

Net sales                                            100.0%             100.0%
Cost of goods sold                                    87.1               83.8
                                           ---------------      ---------------

Gross profit                                          12.9               16.2
Selling, general and
 administrative expenses                              15.2               19.0
                                           ---------------      ---------------
 Operating loss                                       (2.3)              (2.8)
Interest expense                                       0.8                1.5
                                           ---------------      ---------------
 Loss before income taxes                             (3.1)              (4.3)
Income tax benefit                                    (1.1)              (1.3)
                                           ---------------      ---------------
NET LOSS                                              (2.0)%             (3.0)%
                                                      ====               ====

COMPARISON OF THE THREE  MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

         Net sales for the three months ended September 30, 2002 were $49.0 million, a decrease of 0.8%, as compared from $49.4 million for the three months ended September 30, 2001.The electronics industry continues to be impacted by weak demand for components throughout most sectors. Additionally, there has been downward pressure on unit pricing at the time of procurement. We anticipate pricing will stabilize when demand picks up. For the current quarter, flat panel display (FPD) sales represented approximately 10% of our distribution sales. Passive components represented approximately 34% of our distribution sales and active components, including FPD, represented approximately 66% of our distribution sales.
         Gross profit was $6.3 million, or 12.9% for the three months ended September 30, 2002, as compared to $8.0 million, or 16.2% for the three months ended September 30, 2001. The margin decrease is a result of a higher percentage of sales of active components, which historically sell for lower margins and the continued pressure on pricing due to weak demand for components. We do not anticipate gross profit margins to materially improve for the foreseeable future.
         Selling, general and administrative ("SG&A") expenses were $7.5 million for the three months ended September 30, 2002, a decrease of $1.9 million, or 20.8%, as compared to $9.4 million for the three months ended September 30, 2001. The decrease is the result of reduced staffing levels, elimination of discretionary costs, and variable costs such as commissions paid to sales personnel. Commissions are paid as a percentage of either net sales or gross profit. Management is continuing to review SG&A expenses and will continue to reduce costs that are deemed discretionary.

FORM 10-Q                                                     September 30, 2002
Page 12


         Interest expense decreased 48% to $0.4 million for the three months ended September 30, 2002, as compared to $0.8 million for the comparable period last year. Bank borrowings declined approximately $19 million compared to last year and interest rates declined slightly. Management does not expect any material increase in borrowings at the current level of net sales.
         Net loss for the three months ended September 30, 2002 was $1.0 million, or $0.17 per diluted share as compared to $1.5 million, or $0.26 per diluted share for the three months ended September 30, 2001. The net loss was primarily attributable to the decrease in gross profit margin. As a result of reducing SG&A and interest expenses, the net loss for the current quarter was reduced by 34% compared to the comparable quarter during the last fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         Our agreement with our banks, as amended, expires on March 14, 2004. The agreement provides us with a $45 million revolving line of credit facility based principally on eligible accounts receivable and inventories as defined in the agreement. The agreement also requires the Company to establish a compensating balance arrangement with its banks. The interest rate of the credit facility was based on the average 30-day LIBOR rate plus 1% to 2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio. Effective October 1, 2002, the rate converted to the average 30-day LIBOR plus 2.25% to 2.75%. The outstanding balance on the revolving line of credit facility was $33.4 million at September 30, 2002. Borrowings under this facility are collateralized by substantially all of our assets. The agreement contains provisions for maintenance of certain financial ratios, all of which we were in compliance with at September 30, 2002, and prohibits the payment of cash dividends.
         For the three months ended September 30, 2002, our cash provided by operating activities was approximately $2.7 million, as compared to $4.5 million for the same period last fiscal year. The decrease in net cash provided is primarily attributable to a smaller decrease in accounts receivable and inventory for the three months ended September 30, 2002, as compared to the same period last fiscal year. This was partially offset by an increase in accounts payable and accrued expenses for the three months ended September 30, 2002, as compared to a decrease in accounts payable and accrued expenses for the three months ended September 30, 2001. The decrease in accounts receivable and inventory was the result of the decrease in net sales for the three months ended September 30, 2002, as compared to the same period last year. Net cash used in investing activities increased to $2.1 million for the three months ended September 30, 2002, as compared to $0.4 million for the three months ended September 30, 2001. The increase is primarily attributable to deferred payments related to the acquisition of Interface Electronics Corp. of $2.1 million for the three months ended September 30, 2002. Net cash used in financing activities was $0.6 million for the three months ended September 30, 2002 as compared to $3.7 million for the comparable period last fiscal year. The decrease in net cash used is primarily attributable to the increase in net borrowings under the line of credit of approximately $3.1 million.
                For the three months ended September 30, 2002 and September 30, 2001, our inventory turnover was 4.0x and 2.8x, respectively. The average days outstanding of our accounts receivable at September 30, 2002 were 51 days, as compared to 63 days at September 30, 2001.
         We believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the foreseeable future. However, our cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to future acquisitions, if any. Historically, we have been able to obtain amendments to our existing credit facility to satisfy financial covenants. While there can be no assurances that such financing or future amendment if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms.

Inflation

         Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

FORM 10-Q                                                     September 30, 2002
Page 13





Item 3. Quantitative and Qualitative Disclosure about Market Risk

         We are exposed to interest rate changes with respect to our credit facility which bears interest at the higher of the prime rate or the federal funds rate plus 0.5%, or at our option, at a rate equal to the average 30-day LIBOR rate plus 2.25% to 2.75% depending on our performance for the immediately preceding four fiscal quarters measured by a certain financial ratio, and may be adjusted quarterly. At October 31, 2002, $30.1 million was outstanding under the credit facility. Changes in the LIBOR interest rate during the fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the LIBOR interest rate will increase or decrease interest expense for us by approximately $0.3 million based on outstanding borrowings at October 31, 2002.
               The impact of interest rate fluctuations on other floating rate debt is not material.


Item 4. Procedures and Controls

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or other factors that could significantly affect those controls since the date of the Company's last evaluation of its internal controls, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in such controls.

FORM 10-Q                                                     September 30, 2002
Page 14

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

                           Nothing to Report

Item 5.           Other Information

                                Nothing to Report


Item 6.          Exhibits and Reports on Form 8-K

                    a)   Exhibit  99.9 -  Certification  pursuant  to 18  U.S.C.
                         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                         Exhibit 99.10 - Certification  pursuant to 18 U.S.C.
                         Section 1350,   as  adopted   pursuant   to   Section
                         906  of  the Sarbanes-Oxley Act of 2002.

                    b)   Reports on Form 8-K: None

                                S I G N A T U R E




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       JACO ELECTRONICS, INC.
                                                 (Registrant)



                              BY: /s/  Jeffrey D. Gash
                                       ---------------------------------------
                                      Jeffrey D. Gash, Executive Vice President,
                                      Finance and Secretary
                                      (Principal Financial Officer)





DATED: November 14, 2002

CERTIFICATION BY JOEL H. GIRSKY PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

I, Joel H. Girsky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Jaco Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                               /s/ Joel H. Girsky
                               ------------------
                                Joel H. Girsky
                                Chairman, President and Treasurer
                                (Principal Executive Officer)



DATED: November 14, 2002

CERTIFICATION BY JEFFREY D. GASH PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

I, Jeffrey D. Gash, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Jaco Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                  /s/ Jeffrey D. Gash
                                  --------------------------------------------
                                 Jeffrey D. Gash
                                 Executive Vice President, Finance and Secretary (Principal Financial Officer)





DATED:  November 14, 2002