Form 10-Q
period 2002-12-31
JACO ELECTRONICS INC
filed 2003-02-14
CIK 52971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

                                                        OR

{   }      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission File Number 0-5896

                             JACO ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)


                    NEW YORK                            11-1978958
      (State or other jurisdiction of   (I.R.S. Employer Identification No.)
       incorporation or organization)


                   145 OSER AVENUE, HAUPPAUGE, NEW YORK 11788
               (Address of principal executive offices) (Zip Code)



Registrant's telephone number, including area code:   (631) 273-5500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Shares Outstanding at February 7, 2003
Common Stock, $0.10 Par Value         5,770,032 (excluding 655,700 shares
                                       held as treasury stock)

FORM 10-Q                                                                       December 31, 2002
Page 2


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               December 31,             June 30,
                                                                  2002                    2002
                                                                  ----                    ----
ASSETS

Current Assets

         Cash                                                 $   351,568               $   324,447
         Restricted cash                                          800,000                         0
         Marketable securities                                    589,982                   650,267
         Accounts receivable - net                             26,474,040                29,095,269
         Inventories                                           37,914,936                42,611,225
         Prepaid expenses and other                               851,347                 1,183,043
         Prepaid and refundable income taxes                    3,263,001                 2,440,055
         Deferred income taxes                                  2,016,000                 2,017,000
                                                                ---------                 ---------

                  Total current assets                         72,260,874                78,321,306


Property, plant and equipment - net                             5,705,510                 6,708,828

Deferred income taxes                                             437,000                   434,000

Excess of cost over net assets acquired - net                  22,363,296                22,363,296

Other assets                                                    2,698,980                 2,807,451
                                                                ---------                 ---------


Total assets                                                 $103,465,660              $110,634,881
                                                             ============              ============



          See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                       December 31, 2002
Page 3




                                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)


                                                                      December 31,           June 30,
                                                                         2002                  2002
                                                                         ----                  ----

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued expenses                               $ 22,990,574        $ 25,289,554
Current maturities of long-term debt and
  capitalized lease obligations                                          809,331             897,419
                                                                         -------             -------


         Total current liabilities                                    23,799,905          26,186,973

Long-term debt and capitalized lease obligations                      31,741,122          34,879,766

Deferred compensation                                                    925,000             900,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued
         Common stock - authorized, 20,000,000,
            $.10 par value; 6,425,732 shares issued
           and 5,770,032 and 5,807,432 shares
           outstanding, respectively                                     642,573             642,573
         Additional paid-in capital                                   25,152,010          25,152,010
         Retained earnings                                            23,574,399          25,102,628
         Accumulated other comprehensive loss                           (66,230)            (24,554)
         Treasury stock                                              (2,303,119)         (2,204,515)
                                                                     ----------          ----------

         Total shareholders' equity                                   46,999,633          48,668,142
                                                                      ----------          ----------


         Total liabilities and shareholders' equity                 $103,465,660        $110,634,881
                                                                    ============        ============




                  See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                       December 31, 2002
Page 4




                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                                   2002                 2001
                                                                   ----                 ----


NET SALES                                                         $54,180,114         $42,405,312


COST AND EXPENSES

Cost of goods sold                                                 47,265,256          35,803,750
                                                                   ----------          ----------

         Gross profit                                               6,914,858           6,601,562

Selling, general and administrative expenses                        7,348,081           8,193,330
                                                                    ---------           ---------

         Operating loss                                             (433,223)         (1,591,768)

Interest expense                                                      398,796             539,227
                                                                      -------             -------

         Loss before income taxes                                   (832,019)         (2,130,995)

Income tax benefit                                                  (291,000)           (810,000)
                                                                    --------            --------


         NET LOSS                                                $  (541,019)        $(1,320,995)
                                                                 ===========         ===========

Net loss per common share:

         Basic and Diluted                                       $     (0.09)        $     (0.23)
                                                                 ===========         ===========


Weighted average common shares outstanding:

         Basic and Diluted                                          5,791,717           5,707,459
                                                                    =========           =========





                      See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                       December 31, 2002
Page 5



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)




                                                                   2002                 2001
                                                                   ----                 ----


NET SALES                                                        $103,223,769         $91,835,835


COST AND EXPENSES

Cost of goods sold                                                 89,961,447          77,218,772
                                                                   ----------          ----------

         Gross profit                                              13,262,322          14,617,063

Selling, general and administrative expenses                       14,813,444          17,585,675
                                                                   ----------          ----------

         Operating loss                                           (1,551,122)         (2,968,612)

Interest expense                                                      800,107           1,308,931
                                                                      -------           ---------

         Loss before income taxes                                 (2,351,229)         (4,277,543)

Income tax benefit                                                  (823,000)         (1,454,000)
                                                                    --------          ----------


         NET LOSS                                                $(1,528,229)        $(2,823,543)
                                                                 ===========         ===========

Net loss per common share:

         Basic and Diluted                                       $     (0.26)        $     (0.49)
                                                                 ===========         ===========


Weighted average common shares outstanding:

         Basic and Diluted                                          5,799,574           5,704,198
                                                                    =========           =========




                      See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                       December 31, 2002
Page 6




                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                                   (UNAUDITED)





                                                                    Additional
                                                                      paid-in        Retained
                                        Shares       Amount           capital        earnings
                                   --------------- -------------- --------------  --------------

Balance at July 1, 2002                 6,425,732      $ 642,573     $ 25,152,010    $ 25,102,628

Net loss                                                                               (1,528,229)

Unrealized loss on marketable
  securities, net of deferred taxes

Purchase of treasury stock
                                     ------------    -----------   --------------  --------------

Balance at December 31, 2002            6,425,732      $ 642,573     $ 25,152,010    $ 23,574,399
                                     ============    ===========   ==============  ==============



                                            Accumulated
                                              other                              Total
                                           comprehensive       Treasury       shareholders'
                                               loss              stock           equity
                                        ------------------ ---------------- -----------------


Balance at July 1, 2002                         $ (24,554)    $ (2,204,515)     $ 48,668,142

Net loss                                                                          (1,528,229)

Unrealized loss on marketable
  securities, net of deferred taxes                (41,676)                          (41,676)

Purchase of treasury stock                                         (98,604)          (98,604)
                                        ------------------ ---------------- -----------------

Balance at December 31, 2002                    $ (66,230)    $ (2,303,119)     $ 46,999,633
                                        ================== ================ =================



     See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                       December 31, 2002
Page 7



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                                       2002                 2001
                                                                                       ----                 ----


Cash flows from operating activities
      Net loss                                                                        $ (1,528,229)       $ (2,823,543)

Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities
          Depreciation  and amortization                                                 1,122,473           1,189,926
          Deferred compensation                                                             25,000              25,000
          Deferred income tax expense (benefit)                                             23,000             (14,968)
          Gain on sale of equipment                                                                             (7,048)
          Provision for doubtful accounts                                                  389,200             181,300
          Changes in operating assets and liabilities,
          Decrease in operating assets - net                                             6,437,068          21,790,519
          Decrease in operating liabilities - net                                         (199,417)         (6,591,009)
                                                                                          --------          ----------


          Net cash provided by operating activities                                      6,269,095          13,750,177
                                                                                          --------          ----------

Cash flows from investing activities
Capital expenditures                                                                       (50,655)           (159,169)
Proceeds from sale of equipment                                                                                 37,673
Purchase of marketable securities                                                           (6,391)            (11,072)
Business acquisitions - deferred payments                                               (2,099,563)           (193,297)
Decrease (increase) in other assets                                                         39,971            (328,852)
                                                                                            ------            --------


         Net cash used in investing activities                                          (2,116,638)           (654,717)
                                                                                        ----------            --------


Cash flows from financing activities
Borrowings under line of credit                                                         92,969,790          76,592,648
Payments under line of credit                                                          (95,723,054)        (89,150,168)
Funding of compensating balance                                                           (800,000)
Principal payments under equipment financing
and term loans                                                                            (473,468)           (555,337)
Purchase of treasury stock                                                                 (98,604)
Proceeds from exercise of stock options                                                                         25,000
                                                                                            ------              ------


Net cash used in financing activities                                                   (4,125,336)        (13,087,857)
                                                                                        ----------         -----------


NET INCREASE IN CASH                                                                        27,121               7,603
                                                                                            ------               -----



Cash at beginning of period                                                                324,447              89,523
                                                                                           -------              ------


Cash at end of period                                                                    $ 351,568            $ 97,126
                                                                                         =========            ========


Supplemental schedule of non-cash financing and
    investing activities:
Equipment acquired under capital lease obligations                                                           $ 396,685

     See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                      December 31, 2002
Page 8


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations of Jaco Electronics, Inc. and its subsidiaries (the "Company") at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated statements for the fiscal year ended June 30, 2002 and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2) The Company's credit agreement with its banks, as amended, provides the Company with a $45,000,000 revolving line of credit facility. The credit facility is based principally on eligible accounts receivable and inventories of the Company as defined in the agreement. The agreement was amended on September 23, 2002 to (i) extend the maturity date to March 14, 2004, (ii) reduce the credit facility line from $70 million to $45 million, and (iii) change the requirements of certain financial covenants. The agreement also requires the Company to establish a $800,000 compensating balance arrangement with its banks in an interest bearing account, which was funded during the quarter ended December 31, 2002. The interest rate was based on the average 30-day LIBOR plus 1% to 2.25% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a specified financial ratio. Effective October 1, 2002, the rate converted to the average 30-day LIBOR plus 2.25% to 2.75%. Borrowings under this facility are collateralized by substantially all of the assets of the Company.

3) For interim financial reporting purposes, the Company uses the gross profit method for computing inventories, which consists principally of goods held for resale.

4) On September 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices. The Company made purchases of 37,400 shares of its common stock from November 5, 2002 through December 31, 2002 for aggregate consideration of $98,604.

5) In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS no. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of SFAS No. 146 will not have a material impact on its results of operations or financial position.

6) In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for

FORM 10-Q                                                      December 31, 2002
Page 9


     interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and will comply with the new disclosure requirements beginning with its quarter ending March 31, 2003.


7) On June 6, 2000, the Company acquired all of the issued and outstanding shares of common stock, no par value, of Interface Electronics Corp. ("Interface"), a distributor of electronic parts, components and equipment, located in Massachusetts. The purchase price was $15,400,000 payable in cash at the closing, plus the assumption of certain liabilities and a deferred payment of $5,002,860, which has been fully satisfied as of December 31, 2002. The acquisition has been accounted for as a purchase and the operations of Interface have been included in the Company's Statement of Operations since the date of acquisition. Included in other assets on the Company's condensed consolidated balance sheets are the costs of the identifiable intangible assets acquired, principally an employment agreement which is being amortized on a straight-line basis over five years, and a franchise agreement which was being amortized on a straight-line basis over fifteen years until the Company's adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," on July 1, 2001. The excess of the purchase price and related expenses over the net tangible and identifiable intangible assets acquired amounted to approximately $19,703,000 at December 31, 2002, and was being amortized on a straight-line basis over twenty years until the Company's adoption of SFAS No. 142.


8) Total comprehensive income and its components for the three and six months ended December 31, 2002 and 2001 are as follows:

                                        Three Months Ended                      Six Months Ended
                                           December 31,                           December 31,
                                 ---------------------------------     ----------------------------------

                                     2002               2001                2002                2001
                                 --------------     --------------      -------------      ---------------


Net loss                            $(541,019)       $(1,320,995)       $(1,528,229)         $(2,823,543)


Unrealized gain (loss)
  on marketable securities              31,302             50,016           (66,676)             (59,017)


Deferred tax (expense) benefit        (12,000)           (18,000)             25,000               21,032
                                 --------------     --------------      -------------      ---------------


Comprehensive loss                  $(521,717)       $(1,288,979)       $(1,569,905)         $(2,861,528)
                                 ==============     ==============      =============      ===============

     Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.



FORM 10-Q                                                      December 31, 2002
Page 10



9) The weighted average common shares outstanding, net of treasury shares, used in the Company's basic and diluted earnings per share computations on its condensed consolidated statements of operations were 5,791,717 and 5,799,574 for the three and six months ended December 31, 2002, respectively, compared to 5,707,459 and 5,704,198 for the three and six months ended December 31, 2001, respectively. Excluded from the calculation of earnings per share are options to purchase 1,125,750 and 948,920 shares of the Company's common stock for the three and six months ended December 31, 2002 and 2001, respectively, as their inclusion would have been antidilutive. Common stock equivalents for stock options are calculated using the treasury stock method.


10) The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company's primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for the three and six months ended December 31, 2002 and 2001 is not considered material to the Company's financial statements. The Company's chief operating decision maker utilizes net sales and net earnings information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company's annual report to shareholders for the fiscal year ended June 30, 2002. Information about the Company's segments is as follows:

FORM 10-Q                                                                                               December 31, 2002
Page 11


                                                         Three Months Ended                   Six Months Ended
                                                            December 31,                        December 31,
                                                            ------------                        ------------
                                                       2002             2001                2002              2001
                                                       ----             ----                ----              ----
                                                           (in thousands)                      (in thousands)
Net sales from external customers
    Electronics components distribution               $49,748          $38,163             $95,835           $80,601
    Contract manufacturing                              4,432            4,242               7,389            11,235
                                                        -----            -----               -----            ------

                                                      $54,180          $42,405            $103,224           $91,836
                                                      =======          =======            ========           =======

Intersegment net sales
    Electronics components distribution             $      74        $      54           $     114         $     169
    Contract manufacturing                              _____            _____               _____             _____

                                                    $      74        $      54            $    114          $    169
                                                    =========        =========            ========          ========

Operating (loss) profit
    Electronics components distribution                $ (439)        $ (1,451)           $ (1,258)         $ (3,025)
    Contract manufacturing                                  6             (141)               (293)               56
                                                            -             ----                ----                --

                                                       $ (433)        $ (1,592)           $ (1,551)         $ (2,969)
                                                        ======         ========            ========          ========

Interest expense
    Electronics components distribution              $    287         $    403         $       575        $    1,007
    Contract manufacturing                                112              136                 225               302
                                                          ---              ---                 ---               ---

                                                      $   399          $   539          $      800        $    1,309
                                                      =======          =======          ==========        ==========

Loss before income taxes
    Electronics components distribution            $     (726)    $     (1,853)          $    (1,833)      $    (4,031)
    Contract manufacturing                               (106)            (278)                 (518)             (247)
                                                         ----             ----                  ----              ----

                                                    $    (832)     $    (2,131)          $    (2,351)      $    (4,278)
                                                     =========      ===========           ===========       ===========

Identifiable assets
    Electronics components distribution               $91,642          $99,884               $91,642           $99,884
    Contract manufacturing                             11,824           14,087                11,824            14,087
                                                       ------           ------                ------            ------

                                                     $103,466         $113,971              $103,466          $113,971
                                                     ========         ========              ========          ========

Capital expenditures
    Electronics components distribution             $      24        $      58               $    51          $    128
    Contract manufacturing
                                                                            31                                      31
                                                           --               --                    --                --
                                                      $    24          $    89               $    51          $    159
                                                      =======          =======               =======          ========

Depreciation and amortization
    Electronics components distribution              $    354         $    373              $    707          $    742
    Contract manufacturing                                209              225                   415               448
                                                          ---              ---                   ---               ---

                                                     $    563         $    598            $    1,122        $    1,190
                                                     ========         ========            ==========        ==========



FORM 10-Q                                                      December 31, 2002
Page 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Cautionary Statement under the Private Securities Litigation Reform Act of 1995: Certain statements contained in this report or in other written or oral statements made from time to time by the Company may contain forward-looking statements as defined in the Private Securities Litigation Act of 1995. Such statements may use words such as "anticipate," "estimate," "expect," "believe," "may," "intend" and similar words or terms. Although we believe that the expectations in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. The forward-looking statements are based upon a number of assumptions and estimates that, while presented with specificity and considered reasonable by us, are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies which are beyond our control, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, the forward-looking statements are only an estimate and actual results will vary from the forward-looking statements, and these variations may be material. We are not obligated to update any forward-looking statement, but investors are urged to consult any further disclosures we make in our subsequent filings with the Securities and Exchange Commission. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by us of results or performance that actually will be achieved. Forward-looking statements are necessarily speculative in nature, and it is usually the case that one or more of the assumptions in the forward-looking statements do not materialize. Investors are cautioned not to place undue reliance on the forward-looking statements. We caution investors that the factors set forth below and in our other filings with the Securities and Exchange Commission could cause our results to differ materially from those stated in the forward-looking statements. These factors include, among others, the impact of competitive products, demand for our products and related market acceptance risks, fluctuations in our operating results, delays in development of highly complex electronic products, our ability to continue to expand our operations, the level of costs incurred in connection with our expansion efforts, the financial strength of our customers and suppliers, and risks associated with general industry and economic conditions.

GENERAL

     Jaco is a distributor of electronic components, provider of contract manufacturing and value-added services. Products distributed by us include semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and monitors, and power supplies used in the assembly and manufacturing of electronic equipment.

     Our customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (i.e. outsourcing). We intend to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by us consist of automated inventory management services, kitting (e.g., supplying sets of specified quantities of products to a customer that are prepackaged for ease of feeding the customer's production lines), and contract manufacturing through Nexus Custom Electronics, Inc., a wholly owned subsidiary of ours. We are also expanding in the flat panel display value-added market, which includes full system integration, kitting and the implementation of touch technologies.

FORM 10-Q                                                                       December 31, 2002
Page 13



Results of Operations

     The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:

                                                 Three Months Ended                     Six Months Ended
                                                    December 31,                          December 31,
                                           ------------------------------         ---------------------------

                                              2002               2001                2002             2001
                                           ----------         ----------          ----------       ----------

Net Sales                                        100.0%             100.0%              100.0%          100.0%
Cost of goods sold                                87.2               84.4                87.2            84.1
                                            ----------         ----------          ----------       ----------
 Gross Profit                                     12.8               15.6                12.8            15.9
Selling, general and
  administrative expenses                         13.6               19.3                14.3             19.1
                                            ----------         ----------          ----------       ----------
  Operating loss                                  (0.8)              (3.7)               (1.5)           (3.2)
Interest expense                                   0.7                1.3                 0.8             1.5
                                            ----------         ----------          ----------       ----------
Loss before income taxes                         (1.5)               (5.0)               (2.3)           (4.7)
Income tax benefit                               (0.5)               (1.9)               (0.8)           (1.6)
                                            ----------          ----------          ----------       ----------
NET LOSS                                         (1.0)%              (3.1)%              (1.5)%          (3.1)%
                                           ============       ============        ============     ============

COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

     Net sales for the three and six months ended December 31, 2002 were $54.2 million and $103.2 million, respectively, compared to $42.4 million and $91.8 million for the three and six months ended December 31, 2001, respectively, representing increases of 27.8% and 12.4%. The electronics industry appears to be more stable than last year. At this time, we do not see a general recovery, although, we have seen certain customers, in different industry segments, indicate that their business is improving. This selective improvement is reflected in our increase in net sales. Flat panel displays (FPD) sales represented approximately 10% of our distribution net sales for both the quarter and six months ended December 31, 2002. Sequentially, our FPD sales increased 15% compared to the quarter ended September 30, 2002. Active components represented approximately 67% and passive components approximately 33% of our distribution net sales for the three and six months ended December 31, 2002, compared to 55% active components and 45% passive components for the three and six months ended December 31, 2001. FPD sales are included in active components.

     Gross profit was $6.9 million and $13.3 million, or 12.8% for the three and six months ended December 31, 2002, respectively, compared to $6.6 million or 15.6%, and $14.6 million or 15.9%, for the three and six months ended December 31, 2001, respectively. Pricing of components continues to be extremely competitive due to the wide availability of product. Also, our product mix has shifted to more active components, which historically sell at lower margins. We do not anticipate our margins to improve until demand for product improves.

     Selling, general and administrative ("SG&A") expenses were $7.3 million and $14.8 million for the three and six months ended December 31, 2002, respectively, compared to $8.2 million and $17.6 million for the three and six months ended December 31, 2001, representing a decrease of 10.3% and 15.8%, respectively. The decrease is the result of reduced staffing levels, elimination of discretionary

FORM 10-Q                                                      December 31, 2002
Page 14

costs and a reduction in variable costs such as commissions paid to sales personnel. As a result of our decrease in SG&A and increase in net sales, SG&A as a percentage of net sales was 13.6% and 14.4% for the three and six months ended December 31, 2002, respectively, compared to 19.3% and 19.1% for the comparable three and six months of last year respectively. Management believes it is important to maintain an infrastructure to support customers. However, should net sales not continue to increase, we may be required to implement further reductions in SG&A.

     Interest expense decreased to $0.4 million and $0.8 million for the three and six months ended December 31, 2002, respectively, compared to $0.5 million and $1.3 million for the three and six months ended December 31, 2001, respectively, representing decreases of 26.0% and 38.9%. The reduction in interest expense is attributable to our ability to reduce bank borrowings as a result of inventory reductions and lower borrowing rates.

     Net loss for the three and six months ended December 31, 2002 was $0.5 million, or $0.09 per share diluted, and $1.5 million, or $0.26 per share diluted, respectively, compared to a net loss of $1.3 million, or $0.23 per share diluted, and $2.8 million, or $0.49 per share diluted, for the three and six months ended December 31, 2001, respectively. As a result of our increase in net sales and decrease in SG&A and interest expense, we were able to reduce our net loss by 59.0% and 45.9% for the three and six months ended December 31, 2002, respectively, compared to the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

     Our credit agreement with our banks, as amended, expires on March 14, 2004. The agreement provides us with a $45 million revolving line of credit facility based principally on our eligible accounts receivable and inventories, as defined in the agreement. The agreement also requires us to establish a $800,000 compensating balance arrangement with our banks in an interest bearing account, which was funded during the quarter ended December 31, 2002. The interest rate applicable to borrowings under our credit facility was based on the average 30-day LIBOR rate plus 1% to 2.25%, depending on our performance for the immediately preceding four fiscal quarters measured by a specified financial ratio. Effective October 1, 2002, the rate converted to the average 30-day LIBOR plus 2.25% to 2.75%. The outstanding balance on the revolving line of credit facility was $31.1 million at December 31, 2002. Borrowings under this facility are collateralized by substantially all of our assets. The agreement contains provisions for maintenance of certain financial ratios, all of which we were in compliance with at December 31, 2002, and prohibits the payment of cash dividends. Failure to remain in compliance with these covenants could trigger an acceleration of our obligation to repay all outstanding borrowings under our credit facility.

     For the six months ended December 31, 2002, our cash provided by operating activities was approximately $6.3 million, as compared to $13.8 million for the same period last fiscal year. The decrease in net cash provided is primarily attributable to a smaller decrease in our accounts receivable and inventory for the six months ended December 31, 2002, as compared to the same period last fiscal year. This was partially offset by a smaller decrease in our accounts payable and accrued expenses for the six months ended December 31, 2002, as compared to the same period last fiscal year. Net cash used in investing activities increased to $2.1 million for the six months ended December 31, 2002, as compared to $0.7 million for the six months ended December 31, 2001. The increase is primarily attributable to deferred payments of $2.1 million for the six months ended December 31, 2002, related to our acquisition in June 2000 of Interface Electronics Corp., as compared to deferred payments of $0.2 million for the six months ended December 31, 2001. Net cash used in financing activities was $4.1 million for the six months ended December 31, 2002 as compared to $13.1 million for the same period in our last fiscal year. The decrease in net cash used is primarily attributable to the increase in net borrowings under our credit facility of approximately $9.8 million.

     For the six months ended December 31, 2002 and December 31, 2001, our inventory turnover was 4.4x and 2.8x, respectively. The average days outstanding of our accounts receivable at December 31, 2002 were 48 days, as compared to 63 days at December 31, 2001.

     Based upon our present plans, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the foreseeable future. However, our cash expenditures may vary significantly from current levels based on a number of factors, including, but not limited to, future acquisitions and capital expenditures, if any. Historically, we have been able to obtain

FORM 10-Q                                                      December 31, 2002
Page 15

amendments to our existing credit facility to satisfy financial covenants, when necessary. While we can give no assurances that any such future amendment, if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources.

Inflation

     Inflation has not had a significant impact on the Company's operations during the last three fiscal years.

Critical Accounting Policies and Estimates

     We have disclosed in Note A to our consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 those accounting policies that we consider to be significant in determining our results of operations and financial position. There have been no material changes to the critical accounting policies previously identified and described in our Form 10-K. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

     The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis our making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

New Accounting Standards

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and will comply with the new disclosure requirements beginning with its quarter ending March 31, 2003.


Item 3. Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to interest rate changes with respect to borrowings under our credit facility which bears interest at the higher of the prime rate or the federal funds rate plus 0.5% or at our option, at a rate equal to the average 30-day LIBOR rate plus 2.25% to 2.75% depending on our performance for the immediately preceding four fiscal quarters measured by a specified financial ratio, and may be adjusted quarterly. At January 31, 2003, $26.1 million was outstanding under the credit facility. Changes in the LIBOR interest rate during the fiscal year will have a positive or negative

FORM 10-Q                                                    December  31, 2002
Page 16

effect on our interest expense. Each 1.0% fluctuation in the LIBOR interest rate will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on the amount of outstanding borrowings at January 31, 2003.

     The impact of interest rate fluctuations on other floating rate debt is not material.


Item 4. Procedures and Controls

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or other factors that could significantly affect those controls since the date of the Company's evaluation and there were no significant deficiencies or material weaknesses in such controls and, therefore, there were no corrective actions taken.

FORM 10-Q                                                      December 31, 2002
Page 17

PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                           Nothing to Report


Item 2.           Changes in Securities and Use of Proceeds

                           Nothing to Report


Item 3.           Defaults Upon Senior Securities

                           Nothing to Report


Item 4.           Submission of Matters to a Vote of Security Holders

                  Our Annual Meeting of Shareholders was held on December 5, 2002. The Shareholders approved the following:

                    The  election  of  each  of the  nominees  to the  Board  of
                     Directors:

                  Stephen A. Cohen          For: 5,460,273     Withheld: 174,116
                  Edward M. Frankel         For: 5,460,273     Withheld: 174,116
                  Charles B. Girsky         For: 5,459,475     Withheld: 174,914
                  Joel H. Girsky            For: 5,459,475     Withheld: 174,914
                  Joseph F. Hickey, Jr.     For: 5,459,475     Withheld: 174,914
                  Joseph F. Oliveri         For: 5,460,273     Withheld: 174,116


Item 5.           Other Information

                            Nothing to Report


Item 6.          Exhibits and Reports on Form 8-K

                    a) Exhibit 99.9 - Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    Exhibit 99.10 - Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

                    b) Reports on Form 8-K: No reports on Form 8-K were filed during the period ended December 31, 2002.

                                                 S I G N A T U R E




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2003
                                     JACO ELECTRONICS, INC.
                                         (Registrant)



                            BY:  /s/ Jeffrey D. Gash
                                 ----------------------------------------------
                                     Jeffrey D. Gash, Executive Vice President,
                                     Finance and Secretary
                                     (Principal Financial Officer)

CERTIFICATIONS

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

February 14, 2003
                                  /s/ Joel H. Girsky
                                  ------------------------------------
                                  Joel H. Girsky
                                  Chairman, President and Treasurer
                                  (Principal Executive Officer)

CERTIFICATIONS

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

February 14, 2003
                                 /s/ Jeffrey D. Gash
                                 ----------------------------------------------
                                 Jeffrey D. Gash
                                 Executive Vice President, Finance and Secretary (Principal Financial Officer)