Form 10-Q
period 2003-03-31
JACO ELECTRONICS INC
filed 2003-05-13
CIK 52971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-Q



    {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

                                       OR

    { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

                         Commission File Number 0-5896

                             JACO ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)


               NEW YORK                           11-1978958
               --------                           ----------
      (State or other jurisdiction of  (I.R.S. Employer Identification No.)
       incorporation or organization)


                   145 OSER AVENUE, HAUPPAUGE, NEW YORK  11788
                   ------------------------------------------
              (Address of principal executive offices) (Zip Code)



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

Yes __  No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                 Shares Outstanding at May 9, 2003
          -----                 ---------------------------------
Common Stock, $0.10 Par Value   5,765,832 (excluding 659,900 shares held as
                                treasury stock)



FORM 10-Q                                                                       March 31, 2003
Page 2


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 March 31,              June 30,
                                                                  2003                    2002
                                                              ---------------          -----------
ASSETS

Current Assets

         Cash                                                 $    63,717               $   324,447
         Restricted cash                                          800,000                         0
         Marketable securities                                    573,608                   650,267
         Accounts receivable - net                             27,751,259                29,095,269
         Inventories                                           35,739,106                42,611,225
         Prepaid expenses and other                             1,062,295                 1,183,043
         Prepaid and refundable income taxes                    1,106,525                 2,440,055
         Deferred income taxes                                  2,078,000                 2,017,000
                                                                ---------                 ---------

                  Total current assets                         69,174,510                78,321,306


Property, plant and equipment - net                             5,404,776                 6,708,828

Deferred income taxes                                             436,000                   434,000

Excess of cost over net assets acquired - net                  22,363,296                22,363,296

Other assets                                                    2,670,993                 2,807,451
                                                              -----------               -----------


Total assets                                                 $100,049,575              $110,634,881
                                                             ============              ============







                See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                                       March 31, 2003
Page 3



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)


                                                                       March 31,             June 30,
                                                                         2003                  2002
                                                                     --------------      --------------

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                      $ 27,802,024        $ 25,289,554
         Current maturities of long-term debt and
           capitalized lease obligations                                 720,803             897,419
                                                                   -------------        ------------
         Total current liabilities                                    28,522,827          26,186,973

Long-term debt and capitalized lease obligations                      23,872,060          34,879,766

Deferred compensation                                                    937,500             900,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued
         Common stock - authorized, 20,000,000,
            $.10 par value; 6,425,732 shares issued
           and 5,765,832 and 5,807,432 shares
           outstanding, respectively                                     642,573             642,573
         Additional paid-in capital                                   25,152,010          25,152,010
         Retained earnings                                            23,314,735          25,102,628
         Accumulated other comprehensive loss                           (77,564)            (24,554)
         Treasury stock - 659,900 and 618,300 shares,
            respectively, at cost                                    (2,314,566)         (2,204,515)
                                                                     ----------          -----------

         Total shareholders' equity                                   46,717,188          48,668,142
                                                                      ----------          ----------


         Total liabilities and shareholders' equity                 $100,049,575        $110,634,881
                                                                    ============        ============




                  See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                                       March 31, 2003
Page 4



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                   2003                 2002
                                                               --------------       -------------


NET SALES                                                         $59,405,669         $49,297,412


COST AND EXPENSES

Cost of goods sold                                                 52,251,165          42,100,445
                                                                   ----------          ----------

         Gross profit                                               7,154,504           7,196,967

Selling, general and administrative expenses                        7,230,611           7,726,038
                                                                 ------------        ------------

         Operating loss                                              (76,107)           (529,071)

Interest expense                                                      322,557             493,479
                                                                 ------------        ------------

         Loss before income taxes                                   (398,664)         (1,022,550)

Income tax benefit                                                  (139,000)           (348,000)
                                                                 ------------        ------------


         NET LOSS                                                $  (259,664)        $  (674,550)
                                                                 ============        ============

Net loss per common share:

         Basic and Diluted                                       $     (0.05)        $     (0.12)
                                                                 ============        ============


Weighted average common shares outstanding:

         Basic and Diluted                                          5,767,588           5,707,459
                                                                 ============        ============





                                See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                       March 31, 2003
Page 5



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)




                                                                   2003                 2002
                                                               --------------       -------------


NET SALES                                                        $162,629,438        $141,133,247


COST AND EXPENSES

Cost of goods sold                                                142,212,612         119,319,217
                                                                  -----------         -----------

         Gross profit                                              20,416,826          21,814,030

Selling, general and administrative expenses                       22,044,055          25,311,713
                                                                 ------------        ------------

         Operating loss                                           (1,627,229)         (3,497,683)

Interest expense                                                    1,122,664           1,802,410
                                                                 ------------        ------------

         Loss before income taxes                                 (2,749,893)         (5,300,093)

Income tax benefit                                                  (962,000)         (1,802,000)
                                                                 ------------        ------------


         NET LOSS                                                $(1,787,893)        $(3,498,093)
                                                                 ============        ============

Net loss per common share:

         Basic and Diluted                                       $     (0.31)        $     (0.61)
                                                                 ============        ============


Weighted average common shares outstanding:

         Basic and Diluted                                          5,789,068           5,705,269
                                                                 ============        ============




                                See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                       March 31, 2003
Page 7


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                       2003                 2002
                                                                                 ------------------   -----------------
Cash flows from operating activities
      Net loss                                                                        $ (1,787,893)       $ (3,498,093)

Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities
   Depreciation  and amortization                                                       1,626,308           1,765,267
   Deferred compensation                                                                   37,500              37,500
   Deferred income tax (benefit) expense                                                  (31,000)             14,032
   Gain on sale of equipment                                                               (5,000)             (7,048)
   Provision for doubtful accounts                                                        617,300             216,400
   Changes in operating assets and liabilities
      Decrease in operating assets - net                                                9,053,107          14,766,854
      Increase in operating liabilities - net                                           4,612,033           3,107,465
                                                                                 ------------------   -----------------

          Net cash provided by operating activities                                     14,122,355          16,402,377
                                                                                 ------------------   -----------------

Cash flows from investing activities
Capital expenditures                                                                      (219,506)           (169,646)
Proceeds from sale of equipment                                                              5,000              37,673
Purchase of marketable securities                                                           (8,351)            (13,028)
Business acquisitions - deferred payments                                               (2,099,563)           (243,297)
Decrease (increase) in other assets                                                         33,708            (398,645)
                                                                                 ------------------   -----------------
         Net cash used in investing activities                                          (2,288,712)           (786,943)
                                                                                 ------------------   -----------------

Cash flows from financing activities
Borrowings under line of credit                                                        142,878,773         116,403,926
Payments under line of credit                                                         (153,342,932)       (130,919,186)
Funding of compensating balance                                                           (800,000)
Principal payments under equipment financing
and term loans                                                                            (720,163)           (814,318)
Purchase of treasury stock                                                                (110,051)
Proceeds from exercise of stock options                                                                         25,000
                                                                                 ------------------   -----------------

Net cash used in financing activities                                                  (12,094,373)        (15,304,578)
                                                                                 ------------------   -----------------

NET (DECREASE) INCREASE IN CASH                                                           (260,730)            310,856
                                                                                 ------------------   -----------------

Cash at beginning of period                                                                324,447              89,523
                                                                                 ------------------   -----------------

Cash at end of period                                                                     $ 63,717           $ 400,379
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



FORM 10-Q                                                                       March 31, 2003
Page 6



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)





                                                                    Additional
                                                                      paid-in            Retained
                                        Shares       Amount           capital            earnings
                                   --------------- -------------- ----------------  -------------------

Balance at July 1, 2002                 6,425,732      $ 642,573     $ 25,152,010         $ 25,102,628

Net loss                                                                                    (1,787,893)

Unrealized loss on marketable
  securities, net of deferred taxes

Purchase of treasury stock
                                   --------------- -------------- ----------------  -------------------

Balance at March 31, 2003               6,425,732      $ 642,573     $ 25,152,010         $ 23,314,735
                                   =============== ============== ================  ===================



                                        Accumulated
                                           other                             Total
                                        comprehensive      Treasury       shareholders'
                                           loss              stock           equity
                                        -------------- ---------------- -----------------

Balance at July 1, 2002                     $ (24,554)    $ (2,204,515)     $ 48,668,142

Net loss                                                                      (1,787,893)

Unrealized loss on marketable
  securities, net of deferred taxes           (53,010)                           (53,010)

Purchase of treasury stock                                    (110,051)         (110,051)
                                        -------------- ---------------- -----------------

Balance at March 31, 2003                   $ (77,564)    $ (2,314,566)     $ 46,717,188
                                        ============== ================ =================





     See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                         March 31, 2003
Page 8


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations of Jaco Electronics, Inc. and its subsidiaries (the "Company") at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated statements for the fiscal year ended June 30, 2002 and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2) The Company's credit agreement with its banks, as amended, provides the Company with a $45,000,000 revolving line of credit facility. The credit facility is based principally on eligible accounts receivable and inventories of the Company as defined in the agreement. The agreement was amended on September 23, 2002 to (i) extend the maturity date to March 14, 2004, (ii) reduce the credit facility line from $70 million to $45 million, and (iii) change the requirements of certain financial covenants. The agreement was subsequently amended on May 12, 2003 to extend the maturity date to June 30, 2004. The agreement also requires the Company to establish a $800,000 compensating balance arrangement with its banks in an interest bearing account, which was funded during the quarter ended December 31, 2002. The interest rate was based on the average 30-day LIBOR plus 1% to 2.25% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a specified financial ratio. Effective October 1, 2002, the rate converted to the average 30-day LIBOR plus 2.25% to 2.75%. Borrowings under this facility are collateralized by substantially all of the assets of the Company.

3) For interim financial reporting purposes, the Company uses the gross profit method for computing inventories, which consists principally of goods held for resale.

4) On September 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock from November 5, 2002 through March 31, 2003 for aggregate consideration of $110,051.

5) On June 6, 2000, the Company acquired all of the issued and outstanding shares of common stock, no par value, of Interface Electronics Corp. ("Interface"), a distributor of electronic parts, components and equipment, located in Massachusetts. The purchase price was $15,400,000 payable in cash at the closing, plus the assumption of certain liabilities and a deferred payment of $5,002,860, which has been fully satisfied as of March 31, 2003. The acquisition has been accounted for as a purchase and the operations of Interface have been included in the Company's condensed consolidated statement of operations since the date of acquisition. Included in other assets on the Company's condensed consolidated balance sheets are the costs of the identifiable intangible assets acquired, principally an employment agreement which is being amortized on a straight-line basis over five years, and a franchise agreement which was being amortized on a straight-line basis over fifteen years until the Company's adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," on July 1, 2001. The excess of the purchase price and related expenses over the net tangible and identifiable intangible assets acquired amounted to approximately $19,703,000 at March 31, 2003, and was being amortized on a straight-line basis over twenty years until the Company's adoption of SFAS No. 142.



FORM 10-Q                                                                       March 31, 2003
Page 9


6)       Total comprehensive loss and its components for the three and nine months ended March 31, 2003 and 2002 are as follows:

                                                       Three Months Ended                      Nine Months Ended
                                                           March 31,                               March 31,
                                                ---------------------------------      ----------------------------------

                                                    2003               2002                2003                2002
                                                --------------     --------------      -------------      ---------------


Net loss                                           $(259,664)         $(674,550)       $(1,787,893)        $(3,498,093)


Unrealized (loss) gain
  on marketable securities                           (18,334)              5,469           (85,010)             (53,548)


Deferred tax benefit (expense)                          7,000            (2,000)             32,000               19,032
                                                --------------     --------------      -------------      ---------------


Comprehensive loss                                 $(270,998)         $(671,081)       $(1,840,903)         $(3,532,609)
                                                ==============     ==============      =============      ===============



         Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.

7) In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of SFAS No. 146 will not have a material impact on the Company's results of operations or financial position.

8) The company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employess," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB No. 25, compensation expense is only recognized when the market value of the underlying stock at the date of grant exceeds the amount an employee must pay to acquire the stock. Accordingly, no compensation expense has been recognized in the Company's condensed consolidated financial statements in connection with employee stock option grants.
         The following table illustrates the effect on net income and earnings per share for the three and nine months ended March 31, 2003 and 2002 had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.



FORM 10-Q                                                                       March 31, 2003
Page 10



                                                       Three Months Ended                      Nine Months Ended
                                                           March 31,                               March 31,
                                               ---------------------------------      ----------------------------------

                                                    2003               2002                2003                2002
                                                --------------     --------------      -------------      ---------------

Net loss, as reported                              $(259,664)         $(674,550)       $(1,787,893)       $(3,498,093)


Deduct: Total stocked-based employee
   compensation expense determined under the
   fair value based method for all awards, net
   of  related tax effects                           (73,044)            (6,447)          (133,914)            (335,852)
                                                --------------     --------------      -------------      ---------------

Pro forma net loss                                 $(332,708)         $(680,997)       $(1,921,807)         $(3,833,945)
                                                ==============     ==============      =============      ===============

Net loss per common share:

           Basic - as reported                        $(0.05)            $(0.12)            $(0.31)              $(0.61)
                                                ==============     ==============      =============      ===============
           Basic - pro forma                          $(0.06)            $(0.12)            $(0.33)              $(0.67)
                                                ==============     ==============      =============      ===============
           Diluted - as reported                      $(0.05)            $(0.12)            $(0.31)              $(0.61)
                                                ==============     ==============      =============      ===============
           Diluted - pro forma                        $(0.06)            $(0.12)            $(0.33)              $(0.67)
                                                ==============     ==============      =============      ===============


         These pro forma amounts may not be representative of future disclosures because they do not take into account pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three and nine months ended March 31, 2003: expected volatility of 81%; risk-free interest rate of 2.85%; and expected term of 5 years. There were no options issued during the three and nine months ended March 31, 2002.
         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictons and are fully transferable. In addition, option valuation models require the use of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

FORM 10-Q                                                         March 31, 2003
Page 11


9) The weighted average common shares outstanding, net of treasury shares, used in the Company's basic and diluted earnings per share computations on its condensed consolidated statements of operations were 5,767,588 and 5,789,068 for the three and nine months ended March 31, 2003, respectively, compared to 5,707,459 and 5,705,269 for the three and nine months ended March 31, 2002, respectively. Excluded from the calculation of earnings per share are options to purchase 1,125,750 and 944,521 shares of the Company's common stock for the three and nine months ended March 31, 2003 and 2002, respectively, as their inclusion would have been antidilutive. Common stock equivalents for stock options are calculated using the treasury stock method.


10) The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company's primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for the three and nine months ended March 31, 2003 and 2002 is not considered material to the Company's financial statements.
           The Company's chief operating decision maker utilizes net sales and net earnings information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company's annual report to shareholders for the fiscal year ended June 30, 2002. Information about the Company's segments is as follows:



FORM 10-Q                                                                       March 31, 2003
Page 12

                                                         Three Months Ended                   Nine Months Ended
                                                             March 31,                            March 31,
                                                             ---------                            ---------
                                                       2003             2002                2003              2002
                                                    ---------        ---------           ---------         -------
                                                           (in thousands)                      (in thousands)
Net sales from external customers
    Electronics components distribution               $55,441          $46,411            $151,275          $127,012
    Contract manufacturing                              3,965            2,886              11,354            14,121
                                                      -------          -------            --------          --------

                                                      $59,406          $49,297            $162,629          $141,133
                                                       ======           ======             =======           =======

Intersegment net sales
    Electronics components distribution            $      107        $      27           $     221         $     196
    Contract manufacturing                                 19                9                  19                 9
                                                      -------           ------             -------           -------

                                                   $      126        $      36            $    240          $    205
                                                    =========         ========             =======           =======

Operating profit (loss)
    Electronics components distribution           $        81           $ (184)           $ (1,177)         $ (3,209)
    Contract manufacturing                               (157)            (345)               (450)             (289)
                                                     ---------        ---------           ---------         ---------

                                                  $       (76)          $ (529)           $ (1,627)         $ (3,498)
                                                          ====            =====            ========          ========

Interest expense
    Electronics components distribution              $    224         $    374         $       799        $    1,381
    Contract manufacturing                                 99              119                 324               421
                                                      -------         --------             -------           -------

                                                    $     323          $   493         $     1,123        $    1,802
                                                       ======           ======             =======         =========

Loss before income taxes
    Electronics components distribution            $     (143)      $     (559)          $    (1,976)      $    (4,590)
    Contract manufacturing                               (256)            (464)                 (774)             (710)
                                                   -----------      -----------           -----------       -----------

                                                    $    (399)     $    (1,023)          $    (2,750)      $    (5,300)
                                                     =========      ===========           ===========       ===========

Identifiable assets
    Electronics components distribution               $88,850         $107,534               $88,850          $107,534
    Contract manufacturing                             11,200           13,260                11,200            13,260
                                                     --------         --------              --------          --------

                                                     $100,050         $120,794              $100,050          $120,794
                                                      =======          =======               =======           =======

Capital expenditures
    Electronics components distribution             $      56        $      11              $    107          $    139
    Contract manufacturing                                113                                    113                31
                                                     ------------       -------              ------------       -------

                                                     $    169          $    11              $    220          $    170
                                                      =======           ======               =======           =======

Depreciation and amortization
    Electronics components distribution              $    291         $    347              $    998        $    1,089
    Contract manufacturing                                213              228                   628               676
                                                     --------         --------               -------           -------

                                                     $    504         $    575            $    1,626        $    1,765
                                                      =======          =======             =========         =========

FORM 10-Q                                                         March 31, 2003
Page 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement under the Private Securities Litigation Reform Act of 1995:
         Certain statements contained in this report or in other written or oral statements made from time to time by the Company may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements may use words such as "anticipate," "estimate," "expect," "believe," "may," "intend" and similar words or terms. Although we believe that the expectations in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. The forward-looking statements are based upon a number of assumptions and estimates that, while presented with specificity and considered reasonable by us, are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies which are beyond our control, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, the forward-looking statements are only an estimate and actual results will vary from the forward-looking statements, and these variations may be material. We are not obligated to update any forward-looking statement, but investors are urged to consult any further disclosures we make in our subsequent filings with the Securities and Exchange Commission. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by us of results or performance that actually will be achieved. Forward-looking statements are necessarily speculative in nature, and it is usually the case that one or more of the assumptions in the forward-looking statements do not materialize. Investors are cautioned not to place undue reliance on the forward-looking statements. We caution investors that the factors set forth below and in our other filings with the Securities and Exchange Commission could cause our results to differ materially from those stated in the forward-looking statements. These factors include, among others, the impact of competitive products, demand for our products and related market acceptance risks, fluctuations in our operating results, delays in development of highly complex electronic products, our ability to continue to expand our operations, the level of costs incurred in connection with our expansion efforts, the financial strength of our customers and suppliers, and risks associated with general industry and economic conditions.

GENERAL

         Jaco is a distributor of electronic components, and provider of contract manufacturing and value-added services. Products distributed by us include semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and monitors, and power supplies used in the assembly and manufacturing of electronic equipment.
         Our customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (i.e., outsourcing). We intend to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by us consist of automated inventory management services, kitting (e.g., supplying sets of specified quantities of products to a customer that are prepackaged in kits for ease of feeding the customer's production lines), and contract manufacturing through Nexus Custom Electronics, Inc., a wholly owned subsidiary of ours. We are also expanding in the flat panel display value-added market, which includes full system integration, kitting and the implementation of touch technologies.



FORM 10-Q                                                                       March 31, 2003
Page 14


Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:

                                                 Three Months Ended                    Nine Months Ended
                                                      March 31,                            March 31,
                                           ------------------------------         ---------------------------

                                              2003               2002                2003             2002
                                           ----------         ----------          ----------       ----------

Net sales                                        100.0%             100.0%              100.0%          100.0%
Cost of goods sold                                88.0               85.4                87.4             84.6
                                            ----------         ----------          ----------       ----------
 Gross profit                                     12.0               14.6                12.6             15.4
Selling, general and
  administrative expenses                         12.2               15.7                13.6             17.9
                                            ----------         ----------          ----------       ----------
Operating loss                                   (0.2)              (1.1)               (1.0)            (2.5)
Interest expense                                  0.5                1.0                 0.7              1.3
                                            ----------         ----------          ----------       ----------
Loss before income taxes                         (0.7)              (2.1)               (1.7)            (3.8)
Income tax benefit                               (0.3)              (0.7)               (0.6)            (1.3)
                                            ----------         ----------          ----------       ----------
NET LOSS                                        (0.4)%             (1.4)%              (1.1)%           (2.5)%
                                           ============       ============        ============     ============



COMPARISON OF THE THREE AND NINE  MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
         Net sales for the three and nine months ended March 31, 2003 were $59.4 million and $162.6 million, respectively, compared to $49.3 million and $141.1 million for the three and nine months ended March 31, 2002 representing increases of 20.5% and 15.2%, respectively. We have seen an increase in net sales to certain customers where inventory management programs have been implemented. It has been a focus of ours to offer value-added services to enhance value. We still do not see a general recovery in our industry, although certain customers in different industry segments have seen their business improve. Flat panel display "FPD" sales represented approximately 9% of our distribution net sales for both the three and nine months ended March 31, 2003. We are cautiously optimistic that we will see an increase in FPD sales in the foreseeable future. Active components represented approximately 69% and passive components approximately 31% of our distribution net sales for the three months ended March 31, 2003 compared to 62% and 38% for the three months ended March 31, 2002. FPD sales are included in active components.
         Gross profit was $7.2 million, or 12.0%, and $20.4 million, or 12.6%, for the three and nine months ended March 31, 2003, respectively, compared to $7.2 million, or 14.6%, and $21.8 million, or 15.5%, for the three and nine months ended March 31, 2002, respectively. Pricing of components continues to be highly competitive due to availability of product. Our sales growth has been through the automated inventory management programs which have a high concentration of semiconductors that sell at lower margins. We do not anticipate our margins to improve until demand for product improves.
         Selling, general and administrative ("SG&A") expenses were $7.2 million and $22.0 million for the three and nine months ended March 31, 2003, respectively, compared to $7.7 million and $25.3 million for the three and nine months ended March 31, 2002, representing decreases of 6.4% and 12.9%, respectively. As a percentage of net sales, SG&A was 12.2% and 13.6% for the three and nine months of

FORM 10-Q                                                         March 31, 2003
Page 15

the current year, respectively, compared to 15.7% and 17.9% for the comparable three and nine months last fiscal year, respectively. We continue to strive to operate more efficiently. We continue to eliminate discretionary spending, while being careful not to impact our ability to service customers.
         Interest expense decreased 34.6% to $0.3 million and 37.7% to $1.1 million for the three and nine months ended March 31, 2003, respectively, compared to the same periods last fiscal year. We have reduced long-term debt $11.0 million, or 31.6%, since the beginning of the current fiscal year. The reduction in interest expense is primarily attributable to the reduction in long-term debt.
         Net loss for the three and nine months ended March 31, 2003 was $0.3 million, or $0.05 per share diluted, and $1.8 million, or $0.31 per share diluted, respectively, compared to $0.7 million, or $0.12 per share diluted, and $3.5 million, or $0.61 per share diluted, for the three and nine months ended March 31, 2002, respectively. As a result of our increase in net sales and decrease in SG&A expenses and interest expense, we were able to reduce our net loss 61.5% and 48.9% for the three and nine months ended March 31, 2003, respectively, compared to the same periods last fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         Our credit agreement with our banks, as amended, expires on June
30, 2004. The agreement provides us with a $45 million revolving line of credit facility based principally on our eligible accounts receivable and inventories, as defined in the agreement. The agreement also requires us to establish a $800,000 compensating balance arrangement with our banks in an interest bearing account, which was funded during the quarter ended December 31, 2002. The interest rate applicable to borrowings under our credit facility was based on the average 30-day LIBOR rate plus 1% to 2.25%, depending on our performance for the immediately preceding four fiscal quarters measured by a specified financial ratio. Effective October 1, 2002, the rate converted to the average 30-day LIBOR plus 2.25% to 2.75%. The outstanding balance on the revolving line of credit facility was $23.3 million at March 31, 2003. Borrowings under this facility are collateralized by substantially all of our assets. The agreement contains provisions for maintenance of certain financial ratios, all of which we were in compliance with at March 31, 2003, and prohibits the payment of cash dividends. Failure to remain in compliance with these covenants could trigger an acceleration of our obligation to repay all outstanding borrowings under our credit facility.
         For the nine months ended March 31, 2003, our cash provided by operating activities was approximately $14.1 million, as compared to $16.4 million for the same period last fiscal year. The decrease in net cash provided is primarily attributable to a smaller decrease in our accounts receivable and inventory for the nine months ended March 31, 2003, as compared to the same period in our last fiscal year. This was partially offset by a larger increase in our accounts payable and accrued expenses for the nine months ended March 31, 2003, as compared to the same period in our last fiscal year. Net cash used in investing activities increased to $2.3 million for the nine months ended March 31, 2003, as compared to $0.8 million for the nine months ended March 31, 2002. The increase is primarily attributable to deferred payments of $2.1 million for the nine months ended March 31, 2003 related to our acquisition in June 2000 of Interface Electronics Corp., as compared to deferred payments of $0.2 million for the nine months ended March 31, 2002. Net cash used in financing activities was $12.1 million for the nine months ended March 31, 2003 as compared to $15.3 million for the same period in our last fiscal year. The decrease in net cash used is primarily attributable to the increase in net borrowings under our credit facility of approximately $4.1 million.
         For the nine months ended March 31, 2003 and March 31, 2002, our inventory turnover was 4.8x and 2.9x, respectively. The average days outstanding of our accounts receivable at March 31, 2003 was 46 days, as compared to 61 days at March 31, 2002.
         Based upon our present plans, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the foreseeable future. However, our cash expenditures may vary significantly from current levels based on a number of factors, including, but not limited to, future acquisitions and capital expenditures, if any. Historically, we have been able to obtain

FORM 10-Q                                                         March 31, 2003
Page 16

amendments to our existing credit facility to satisfy financial covenants, when necessary. While we can give no assurance that any such future amendment, if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources.

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. We currently plan to continue to apply the intrinsic-value based method to account for stock options and have complied with the new disclosure requirements beginning with our quarter ended March 31, 2003.

FORM 10-Q                                                         March 31, 2003
Page 17


Item 3. Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to interest rate changes with respect to borrowings under our credit facility which bears interest at the higher of the prime rate or the federal funds rate plus 0.5% or, at our option, at a rate equal to the average 30-day LIBOR rate plus 2.25% to 2.75% depending on our performance for the immediately preceding four fiscal quarters measured by a specified financial ratio, and may be adjusted quarterly. At April 30, 2003, $26.9 million was outstanding under the credit facility. Changes in the LIBOR interest rate during the fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the LIBOR interest rate will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on the amount of outstanding borrowings at April 30, 2003.
         The impact of interest rate fluctuations on our other floating rate debt is not material.


Item 4. Controls and Procedures

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

FORM 10-Q                                                         March 31, 2003
Page 18

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

                           Nothing to Report

Item 5.           Other Information

                            Nothing to Report


Item 6.          Exhibits and Reports on Form 8-K

               a) Exhibit 99.8.15 - Amendment to Second Restated and Amended Loan and Security Agreement dated May 12, 2003.

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

               b) Reports on Form 8-K: No reports on Form 8-K were filed during the period ended March 31, 2003.

                                S I G N A T U R E




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2003
                                    JACO ELECTRONICS, INC.
                                        (Registrant)



                           BY:  /s/ Jeffrey D. Gash
                                -------------------------------------------
                                    Jeffrey D. Gash, Executive Vice President,
                                    Finance and Secretary
                                    (Principal Financial Officer)

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

May 13, 2003
                                  /s/ Joel H. Girsky
                                  ------------------
                                  Joel H. Girsky
                                  Chairman, President and Treasurer
                                  (Principal Executive Officer)

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

May 13, 2003
                                 /s/ Jeffrey D. Gash
                                 ---------------------------------------------
                                 Jeffrey D. Gash
                                 Executive Vice President, Finance and Secretary (Principal Financial Officer)