Form 10-K
period 2003-06-30
JACO ELECTRONICS INC
filed 2003-09-29
CIK 52971

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 For the fiscal year ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission File Number 0-5896
                                ----------------


                             JACO ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

                        New York                        11-1978958
            --------------------------------    -------------------------------
            (State or other jurisdiction    (I.R.S. Employer Identification No.)
            of incorporation or organization)

                     145 Oser Avenue, Hauppauge, New York 11788
           ------------------------------------ ---------------------
               (Address of principal executive offices) (Zip Code)

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

                           Yes: X            No:


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


      Indicate by check mark whether the registrant is an accelerated filer
                    (as defined in Exchange Act Rule 12b-2).

                     Yes:                       No: X


     The aggregate market value of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price on December 31, 2002 was $12,592,390. The registrant has no non-voting common equity.


     Number of shares outstanding of each class of Common Stock, as of September 22, 2003: 5,927,082 shares (excluding 659,900 treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III: Definitive Proxy Statement to be filed on or before October 28, 2003, under Regulation 14A, in connection with the registrant's 2003 Annual Meeting of Shareholders.

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

     o Terrorist attacks which may create instability and uncertainty in the electronic components industry.

     o General economic downturns in the electronic components industry which may have an adverse economic effect upon manufacturers, end-users of electronic components and electronic components distributors.

     o    Volatile pricing of electronic components.

     o Competitive pressures in the industry which may increase significantly through industry consolidation and entry of new competitors.

     o Costs or difficulties related to the integration of newly-acquired businesses which may be greater than expected.

     o    Limited   allocation  of  products  by  suppliers   which  may  reduce
          availability of certain products.

     o    Adverse changes which may occur in the securities markets.



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

         We have two distribution centers and 17 strategically located sales offices throughout the United States. We distribute more than 45,000 products from over 100 vendors, including such market leaders as Kemet Electronics Corporation, Samsung Semiconductor, Inc. and Vishay Intertechnology, Inc., to a base of over 7,500 customers through a dedicated and highly motivated sales force. To enhance our ability to distribute electronic components, we provide a variety of value-added services including automated inventory management services, integrating and assembling various custom components with flat panel displays to customer specifications, assembling stock items for our customers into pre-packaged kits, providing contract manufacturing services and programming and testing of power supplies and crystal oscillators. Our core customer base consists primarily of small and medium-sized manufacturers that produce electronic equipment used in a wide variety of industries.

Our Industry

         The electronic components distribution industry has become an increasingly important sales channel for component manufacturers. Electronic components distributors relieve component manufacturers of a portion of the costs and personnel needed to warehouse and sell their products. Distributors market manufacturers' products to a broader range of OEMs than such manufacturers could economically serve with their direct sales forces. Today, distributors have become an integral part of their customers' purchasing and inventory process. Distributors offer their customers the ability to outsource their purchasing and warehousing responsibilities. Electronic Data Interchange ("EDI") permits distributors to receive timely scheduling of component requirements from customers enabling them to better provide these value-added services. Distributors also work with their suppliers to ensure that manufacturers' components are integrated into the design of new products.

Products

         We currently distribute over 45,000 stock items. Our management believes that it is necessary for us to carry a wide variety of items in order to fully service our customers' requirements. Our products fall into two broad categories: "active" and "passive" components. Active components represented approximately 68% and 59% of our net distribution sales, and passive components represented approximately 32% and 41% during the fiscal years ended June 30, 2003 and 2002, respectively.

         We consider active components to be principally semiconductors and liquid crystal digital displays. Semiconductors consist of such items as integrated circuits, microprocessors, transistors, diodes, dynamic random access memory ("RAM"), static RAMs, video RAMs and metal oxide field effect transistors. Computer subsystems are an integral part of personal computers and computer workstations and incorporate such items as flat panels and flat panel monitors, touchscreens and controllers. Passive components consist primarily of capacitors, electromechanical devices and resistors.

Value-Added Services

         We also provide a number of value-added services which are intended to attract new customers, to maintain and increase sales to existing customers and, in the case of flat panel system integration and contract manufacturing, to generate revenues from new customers. Value-added services include:

o Automated Inventory Management Services. We offer comprehensive, state-of-the-art solutions that effectively manage our customers' inventory reordering, stocking and administration functions. These services reduce paperwork, inventory, cycle time and the overall cost of doing business for our customers.

o Flat Panel Systems Integration. Our display sales specialists and corporate product engineers configure highly customized solutions to meet specific flat panel display requirements. We provide technical services and integrate, test and deliver complete flat panel display products for both business and consumer applications.

o Kitting. Kitting consists of assembling to a customer's specifications two or more of our 45,000 stock items into pre-packaged kits ready for use in the customer's assembly line. Kitting services allow us to provide a partial or complete fill of a customer's order and enable the customer to more efficiently manage its inventory.

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

o Programming. We offer both Field Programming Instruments, as well as volume production capabilities performed in house. All standard surface mount and dip packages are available. We provide custom oscillators, at a user specified frequency. In addition, we offer configurable modular power supplies featuring the flexibility of 10 wide-range outputs, with the best technical specifications in its class. This configurable power supply series offers quick turnaround and fully-tested units in Medical, Test and Measurement, Industrial and Datacom applications.

Sales and Marketing

         We believe we have developed valuable long-term customer relationships and an in-depth understanding of our customers' needs and purchasing patterns. Our sales personnel are trained to identify our customers' requirements and to actively market our entire product line to satisfy those needs. We serve a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense, aerospace, medical equipment and other industries. We have established specific sales and marketing programs to address the unique needs of the contract manufacturing sector. None of our customers individually represented more than 15% of net sales in any of the fiscal years ended June 30, 2003, 2002 and 2001.

         As an authorized distributor for key manufacturers, we are able to offer our customers engineering support as well as a variety of supply chain management programs. Engineering, support and supply chain management services enhance our ability to attract new customer contracts. Many of today's services revolve around the use of software automation and computer to computer transactions through EDI and internet based solutions and through technically competent product managers and a team of display sales specialists and field application engineers. We provide design support and technical assistance to our customers with detailed data solutions employing the latest technologies.

         Sales are made throughout North America from the sales departments maintained at our two distribution facilities located on the East and West Coasts of the United States in New York and California and from 17 strategically located sales offices. Sales are made primarily through personal visits by our employees and by a staff of trained telephone sales personnel who answer inquiries and receive and process orders from customers. In addition, we utilize the services of independent sales representatives whose territories include parts of North America and several foreign countries. These independent sales representatives operate under agreements which are terminable by either party upon 30 days notice and prohibit them from representing competing product lines. Independent sales representatives are authorized to solicit sales of all of our product lines.

Suppliers

         Manufacturers of electronic components are increasingly relying on the marketing, customer service and other resources of distributors who market their product lines to customers not normally served by the manufacturer, and to supplement the manufacturer's direct sales efforts in other accounts often by providing value-added services not offered by the manufacturer. Manufacturers seek distributors who have strong relationships with desirable customers, are financially strong, have the infrastructure to handle large volumes of products and can assist customers in the design and use of the manufacturers' products. Currently, we have non-exclusive distribution or master inventory agreements with many manufacturers, including Dallas Semiconductor Corporation, Johanson Dielectrics, Inc., Kemet Electronics Corporation, Samsung Semiconductor, Inc., 3 M Touch Systems, Inc., Vishay Intertechnology, Inc., Vitesse Semiconductor Corporation, Datel Incorporated and Epson Electronics America, Inc. We continuously seek to identify potential new suppliers and obtain additional distributorships for new lines of products. We believe that such expansion and diversification will increase our sales and market share. During the year ended June 30, 2003, products purchased from two suppliers accounted for 24% and 14%, respectively, of net sales. As is common in the electronics distribution industry, from time to time we have experienced terminations of relationships with suppliers. There can be no assurance that, in the event a supplier cancelled its distributor agreement with us, we will be able to replace the sales with sales of other products.

         We generally purchase products from manufacturers pursuant to non-exclusive distributor agreements. As an authorized distributor, we are able to offer our suppliers marketing support and technical assistance regarding product knowledge through our FAE program. This program is a technical resource that allows us the opportunity to work with our customers' engineers to design our more advanced products. These products typically have higher average selling prices than commodity components and there is limited competition for the sale of these products.

         Most of our distributor agreements are cancelable by either party, typically upon 30 to 90 days notice. These agreements typically provide for price protection, stock rotation privileges and the right to return inventory. Price protection is typically in the form of a credit to us for any inventory in our possession for which the manufacturer reduces its prices. Stock rotation privileges typically allow us to exchange inventory in an amount up to five percent of a prior period's purchases. Upon termination of a distributor agreement, the right of return typically requires the manufacturer to repurchase our inventory at our adjusted purchase price. We believe that the above-described provisions of our distributorship agreements generally have served to reduce our exposure to loss from unsold inventory. Because price protection, stock rotation privileges and the right to return inventory are limited in scope, there can be no assurances that we will not experience significant losses from unsold inventory in the future.

Acquisitions

         In June 2003, we acquired certain assets of the electronics distribution business of Reptron Electronics, Inc. ("Reptron"), located in Florida. We believe that this acquisition will expand our core customer and supplier base. In addition, we expect to recognize certain benefits relating to expected synergies in operations and the improved quality of the management team. The total purchase price, including transaction costs, was approximately $9,536,000, of which approximately $5,577,000 was paid in cash and the remaining portion resulted in our assumption of certain liabilities of Reptron. A portion of the purchase price is being held in escrow pending the satisfaction of certain conditions.

         In June 2000, we acquired Interface. We paid $15.4 million in cash and assumed $3.3 million in bank debt and were obligated to make deferred payments during the two year period following June 2000, which totaled $5.0 million. Interface is a distributor of electronic components, primarily in the Northeast and Southeast United States. As a result of the Interface acquisition, we acquired distribution rights for certain significant vendor lines in the United States.

Operations

         Component Distribution. Inventory management is critical to a distributor's business. We constantly focus on a high number of resales or "turns" of existing inventory to reduce exposure to product obsolescence and changing customer demand.

         Our central computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information of our distribution business. Our distribution software system includes financial systems, EDI, customer order entry, purchase order entry to manufacturers, warehousing and inventory control. Each of our sales departments and offices is electronically linked to our central computer systems which provide fully integrated on-line real-time data with respect to our inventory levels. Our inventory management system was developed internally and is considered proprietary. We track inventory turns by vendor and by product, and our inventory management system provides immediate information to assist in making purchasing decisions and decisions as to which inventory to exchange with suppliers under stock rotation programs. Our inventory management system also uses bar-code technology. In some cases, customers use computers that interface directly with our computers to identify available inventory and rapidly process orders. Our computer system also tracks inventory turns by customer. We also monitor supplier stock rotation programs, inventory price protection, rejected material and other factors related to inventory quality and quantity. This system enables us to more effectively manage our inventory and to respond quickly to customer requirements for timely and reliable delivery of components. Our inventory turnover was approximately five times for the fiscal year ended June 30, 2003.

         Contract Manufacturing. We conduct our contract manufacturing operations through our wholly owned subsidiary Nexus Custom Electronics, Inc., at two locations. The first location is an approximately 32,000 square foot facility located in Brandon, Vermont. The second location is an approximately 30,000 square foot facility located in Woburn, Massachusetts. Nexus provides contract manufacturing services to OEM customers, which includes procurement of customer specified components and raw materials from our network of suppliers and other suppliers, assembly of components on PCBs and post-assembly testing. OEMs then incorporate the PCBs into finished products. In assembling PCBs, Nexus is capable of employing both PTH and SMT. PTH is a method of assembling PCBs in which component leads are inserted and soldered into plated holes in the board. SMT is a method of assembling PCBs in which components are fixed directly to the surface of the board, rather than being inserted into holes.

         Both Nexus' Brandon, Vermont and Woburn, Massachusetts manufacturing facilities are ISO 9002 certified by the Geneva-based organization dedicated to the development of worldwide standards for quality management guidelines and quality assurance. Management believes sophisticated customers are requiring their manufacturers to be ISO 9002-certified for purposes of quality assurance.

Competition

         The electronic components distribution industry is highly competitive, primarily with respect to price and product availability. We believe that the breadth of our customer base, services and product lines, our level of technical expertise and the quality of our services generally are also particularly important. We compete with large national distributors such as Arrow Electronics, Inc. and Avnet, Inc., as well as regional and specialty distributors, such as All

American Semiconductor, Inc., many of whom distribute the same or competitive products. Many of our competitors have significantly greater name recognition and greater financial and other resources than we do.

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

Backlog

         The trend over the last couple of years has been toward outsourcing, and more customers have entered into just-in-time contracts with distributors, instead of placing orders with long lead times. Orders constituting our backlog are subject to delivery rescheduling and cancellations by the customer, sometimes without penalty or notice. Therefore, our backlog is not necessarily indicative of future sales for any particular period.

Employees

         At June 30, 2003, we had a total of 388 employees, of which 108 were employed by Nexus. Of our total employees, 14 were engaged in administration, 50 were managerial and supervisory employees, 185 were in sales and 139 performed warehouse, manufacturing and clerical functions. Of these employees, Nexus employed three in administration, eight in management and supervisory positions, two in sales and 95 in warehouse, manufacturing and clerical functions. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Item 2.  Properties.

         All of our facilities are leased except for the Brandon, Vermont property which is owned by Nexus. We currently lease 20 facilities strategically located throughout the United States, two of which are multipurpose facilities used principally as administrative, sales and purchasing offices, as well as warehouses, one of which is used for contract manufacturing and the remainder of which are used principally by us as sales offices. Our satellite sales offices range in size from approximately 1,500 square feet to approximately 10,000 square feet. Base rents for such properties range from approximately $1,400 per month to approximately $7,500 per month. Depending on the terms of each particular lease, in addition to base rent, we may also be responsible for portions of real estate taxes, utilities and operating costs, or increases in such costs over certain base levels. The lease terms range from month to month to as long as five years. All facilities are linked by computer terminals to our Hauppauge, New York headquarters. The following table sets forth certain information regarding our four principal leased facilities:


                                                                                                          Lease
                                             Base Rent                                                 Expiration
               Location                      Per Month         Square Feet             Use                Date
               --------                      ---------         -----------             ---                ----

Hauppauge, NY (1)                             $59,100             72,000       Administrative,          12/31/03
                                                                               Sales and
                                                                               Warehouse

Franklin, MA                                  $19,000             11,700       Sales                     3/31/05

Woburn, MA                                    $14,300             30,000       Manufacturing             7/31/05

Westlake Village, CA                          $10,600             11,000       Administrative,           4/30/06
                                                                               Sales and
                                                                               Warehouse



(1) Leased from a partnership owned by Joel H. Girsky, Chairman and President of the Company, and Charles B. Girsky, his brother, at a current monthly rent which the Company believes represents the fair market value for such space.
--------------------------------------------------------------------------------

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

                                     PART II

Item 5.  Market For the  Company's  Common  Stock and  Related  Security  Holder
Matters.

     (a) Our common stock is traded on the Nasdaq National Market under the symbol "JACO". The stock prices listed below represent the high and low sale prices of the common stock, as reported by the Nasdaq
          National Market, for each fiscal quarter beginning with the first fiscal quarter of the fiscal year ended June 30, 2002.


                                                                                 High                    Low
                                                                                 ----                    ---

Fiscal Year 2002:
         First quarter ended September 30, 2001.....................              $ 6.39                 $ 3.25
         Second quarter ended December 31, 2001.....................                5.98                   3.51
         Third quarter ended March 31, 2002.........................                6.74                   4.66
         Fourth quarter ended June 30, 2002.........................                6.56                   4.70

Fiscal Year 2003:
         First quarter ended September 30, 2002....................                $5.39                 $ 2.11
         Second quarter ended December 31, 2002.....................                3.87                   2.01
         Third quarter ended March 31, 2003.........................                3.15                   2.05
         Fourth quarter ended June 30, 2003.........................                5.15                   2.65

Fiscal Year 2004:
         (through September 22, 2003)...............................               $6.49                  $4.50


          (b) On September 22, 2003, the last reported sales price of our common stock on the Nasdaq National Market was $6.19 per share. As of September 22, 2003, there were approximately 144 holders of record of our common stock. We believe our stock is held by more than 2,600 beneficial owners.

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

Equity Compensation Plan Disclosure

         The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of June 30, 2003:

                                                                                                             (c)
                                                 (a)                                                Number of Securities
                                         Number of Securities                (b)                   Remaining Available for
                                          To be Issued Upon           Weighted-Average          Future Issuance Under Equity
                                       Exercise of Outstanding        Exercise Price of         Compensation Plans (Excluding
                                        Options, Warrants and       Outstanding Options,                 Securities
Plan category                                   Rights               Warrants and Rights          Reflected in Column (a))
-----------------------------------    -------------------------   ------------------------   ----------------------------------
Equity compensation plans (stock
options) approved by stockholders             1,094,750                     $3.96                          82,750

Equity compensation plans not
approved by stockholders                         22,500                     $2.75                            -0-
                                       -------------------------   ------------------------   ----------------------------------

Total                                         1,117,250                     $3.94                          82,750
                                       =========================   ========================   ==================================

         See Note J - Shareholders' Equity, to the Consolidated Financial Statements of the Company and its Subsidiaries included under Item 15 of this report, for a description of certain options granted to two outside directors of the Company in September 1998, which options were not granted pursuant to a plan approved by stockholders.


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



                                                                            Year Ended June 30,
                                                      ----------------------------------------------------------------
                                                          2003         2002         2001         2000         1999
                                                          ----         ----         ----         ----         ----
                                                                   (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales.........................................      $217,985     $194,106     $350,222     $209,325     $140,711
Cost of goods sold................................       191,815      166,133      283,382      162,443      113,335
                                                         -------      -------      -------      -------      -------

Gross profit......................................        26,170       27,973       66,840       46,882       27,376
Selling, general and administrative expenses......        29,223       33,562       46,098       34,523       27,642
                                                          ------       ------       ------       ------       ------

  Operating (loss) profit.........................       (3,053)      (5,589)       20,742       12,359        (266)
Interest expense..................................         1,442        2,223        4,120        1,559        1,309
                                                           -----        -----        -----        -----        -----

  (Loss) earnings before income taxes.............       (4,495)      (7,812)       16,622       10,801      (1,575)
Income tax (benefit) provision                           (1,510)      (2,768)        6,772        4,425        (418)
                                                         ------       ------         -----        -----        ----

Net (loss) earnings...............................    $  (2,985)   $  (5,044)      $ 9,850      $ 6,376    $ (1,157)
                                                      =========    =========       =======      =======    ========
Net (loss) earnings per common share
  Basic...........................................      $ (0.52)     $ (0.88)       $ 1.74       $ 1.16     $ (0.21)
                                                        =======      =======        ======       ======     =======
  Diluted.........................................      $ (0.52)     $ (0.88)       $ 1.59       $ 1.11     $ (0.21)
                                                        =======      =======        ======       ======     =======
Weighted average number of common and
common equivalent shares outstanding
Basic.............................................         5,783        5,713        5,670        5,498        5,547
Diluted...........................................         5,783        5,713        6,179        5,766        5,547





                                                                                At June 30,
                                                                                -----------
                                                         2003         2002         2001         2000         1999
                                                         ----         ----         ----         ----         ----
                                                                              (in thousands)
Consolidated Balance Sheet:

Working capital...................................      $ 46,920     $ 52,134   $  78,308    $  58,384      $ 41,998

Total assets......................................       114,212      110,635      136,315      126,329       72,931

Short-term debt...................................           680          897       1,082           807          792

Long-term debt....................................        35,860       34,880      56,128        40,941       18,886

Shareholders' equity..............................        45,568       48,668      53,251        42,790       34,868




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

         The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

         The accounting policies identified as critical are as follows:

Valuation of Receivables - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness. The Company continuously monitors payments from customers and a provision for estimated uncollectible amounts is maintained based upon historical experience and any specific customer collection issues, which have been identified. While such uncollectible amounts have historically been within the Company's expectations and provisions established, if a customer's financial condition were to deteriorate, additional reserves may be required. Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company's customer base, their dispersion across geographic areas and industries, along with the Company's policy of maintaining credit insurance.

Valuation of Inventories - Inventories are valued at the lower of cost or market. Cost is determined by using the first-in, first-out and average cost methods. The Company's inventories are comprised of high technology components sold to rapidly changing and competitive markets whereby such inventories may be subject to early technological obsolescence.

The Company evaluates inventories for excess, obsolescence or other factors rendering inventories as unsellable at normal gross profit margins. Write-downs are recorded so that inventories reflect the approximate market value and take into account the Company's contractual provisions with its suppliers governing price protections and stock rotations. Due to the large number of transactions and complexity of managing the process around price protections and stock rotations, estimates are made regarding the valuation of inventory at market value.

In addition, assumptions about future demand, market conditions and decisions to discontinue certain product lines can impact the decision to write-down inventories. If assumptions about future demand change and/or actual market conditions are different than those projected by management, additional write-downs of inventories may be required. In any case, actual results may be different than those estimated.

Goodwill and Other Intangible Assets - The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the excess of the purchase price over the fair value of identifiable net assets of acquired companies allocated to goodwill. Other intangible assets primarily represent franchise agreements and non-compete covenants.

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

When impairment indicators areidentified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of the projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and goodwill could occur.

New Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS no. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has had no material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and has complied with the new disclosure requirements beginning with its quarter ended March 31, 2003.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect the adoption of SFAS 149 to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS 150 to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities which would require consolidation under FIN No. 46. Accordingly, the adoption of FIN No. 46 has had no effect on the Company's consolidated financial position, results of operations or cash flows.

Results of Operations


         The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

                                                          2003            2002           2001
                                                          ----            ----           ----
Net Sales.........................................         100.0%         100.0%          100.0%
Cost of goods sold................................          88.0           85.6             80.9
                                                            ----           ----             ----

Gross profit......................................          12.0           14.4            19.1
Selling, general and administrative expenses......          13.4           17.3             13.2
                                                            ----           ----             ----

Operating (loss) profit...........................          (1.4)          (2.9)            5.9
Interest expense..................................           0.7            1.1             1.2
                                                             ---            ---             ---

(Loss) earnings before income taxes...............          (2.1)          (4.0)            4.7
Income tax (benefit) provision                              (0.7)          (1.4)            1.9
                                                            ----           ----             ---

Net (loss) earnings...............................          (1.4)%         (2.6)%           2.8%
                                                            ====           ====             ===



Comparison of Fiscal Year Ended June 30, 2003 ("Fiscal 2003") with Fiscal Year Ended June 30, 2002 ("Fiscal 2002")

         Net sales for Fiscal 2003 were $218.0 million, an increase of 12.3%, as compared to $194.1 million for Fiscal 2002. We have seen an increase in net sales to certain customers where inventory management programs have been implemented. It has been our focus to offer value-added services to enhance value. Although there are indications of improvement, including certain customers in different industry segments who have seen their business improve, it is too early to be certain when this will lead to a general recovery in our industry. On June 13, 2003, the Company acquired certain assets of the electronics distribution operations of Reptron. Sales included in Fiscal 2003 associated with the Reptron acquisition were approximately $3.4 million. For Fiscal 2003 flat panel display ("FPD") sales represented approximately 10% of our total distribution sales. Passive components represented approximately 32% of our distribution sales and active components, including FPD's, represented approximately 68% of our distribution sales during Fiscal 2003.

         Gross profit was $26.2 million, or 12.0% for Fiscal 2003, as compared to $28.0 million, or 14.4% for Fiscal 2002. The Fiscal 2003 gross profit includes inventory write-downs of approximately $2.8 million, of which approximately $1.9 million was provided for in the fourth quarter of Fiscal 2003. Pricing of components continues to be highly competitive due to the availability of product. Our sales growth has been through the automated inventory programs, which have a high concentration of semiconductors that sell at lower margins. We do anticipate our margins to improve slightly due to sales associated with the Reptron acquisition, which historically have been at higher margins than ours.

         Selling, general and administrative ("SG&A") expenses were $29.2 million in Fiscal 2003, a decrease of $4.3 million, or 12.9% compared to $33.6 million in Fiscal 2002. We continue to strive to operate more efficiently. We continue to eliminate discretionary spending, while being careful not to impact our ability to service customers. We do anticipate our SG&A expenses to increase due to the Reptron acquisition.

         Interest expense decreased to $1.4 million in Fiscal 2003, as compared to $2.2 million in Fiscal 2002, representing a decrease of $0.8 million, or 35.1%. The decrease can be attributed to a reduction of the average long-term debt balance for Fiscal 2003 as compared to Fiscal 2002. We do expect an increase in interest expense as a result of additional borrowings due to the Reptron acquisition.

         Net loss for Fiscal 2003 was $3.0 million, or $0.52 per diluted share, compared to a net loss during Fiscal 2002 of $5.0 million, or $0.88 per diluted share. As a result of our decrease in SG&A expenses and interest expense, we were able to reduce our net loss 40.8% for Fiscal 2003, as compared to Fiscal 2002.

Comparison of Fiscal 2002 with Fiscal Year Ended June 30, 2001 ("Fiscal 2001")

         Net sales for Fiscal 2002 were $194.1 million, a decrease of 44.6%, as compared to $350.2 million for Fiscal 2001. The electronics industry continued to be impacted by weak demand for components worldwide. Our customers had not increased their production to levels that would utilize the excess inventory maintained by such customers. For Fiscal 2002 FPD sales represented approximately 14% of our total distribution sales. Passive components represented approximately 41% of our distribution sales and active components, including FPD's, represented approximately 59% of our distribution sales during Fiscal 2002.

         Gross profit was $28.0 million, or 14.4% for Fiscal 2002, as compared to $66.8 million, or 19.1% for Fiscal 2001. The Fiscal 2002 gross profit included inventory write-downs of approximately $2.1 million, of which approximately $1.1 million was provided for in the fourth quarter of Fiscal 2002. The gross profit margin decrease reflected both the continued pressure on component pricing due to weak demand throughout the industry allowing customers to negotiate lower prices and a higher percentage of sales of product that historically sold at lower margins.

         SG&A expenses were $33.6 million in Fiscal 2002, a decrease of $12.5 million, or 27.2% compared to $46.1 million in Fiscal 2001. The decrease is attributable to a reduction in the number of employees, discretionary spending and a decrease in variable costs. We have implemented a plan to reduce costs while business conditions do not improve. Variable costs have been reduced as a result of the reduction in sales and gross profit since most of our sales personnel receive a portion of their compensation based upon a percentage of gross profit.

         Interest expense decreased to $2.2 million in Fiscal 2002, as compared to $4.1 million in Fiscal 2001, representing a decrease of $1.9 million, or 46%. The reduction reflected lower borrowing levels as a result of decreases in accounts receivable and inventory. Additionally, interest rates declined during the fiscal year.

         Net loss for Fiscal 2002 was $5.0 million, or $0.88 per diluted share, compared to net earnings during Fiscal 2001 of $9.9 million, or $1.59 per diluted share. The net loss was primarily attributable to the weak condition of the electronics industry resulting in a decrease in net sales. The reduction in net sales was partially offset by a decrease in SG&A expenses and interest expense.

Liquidity and Capital Resources

     Our agreement with our banks, as amended, provides us with a $45,000,000 revolving line of credit facility. The credit facility is based principally on our eligible accounts receivable and inventories as defined in the agreement. The agreement was amended on September 23, 2002 to (i) extend the maturity date to March 14, 2004, (ii) reduce the credit facility line from $70 million to $45 million, and (iii) change the requirements of certain financial covenants. The agreement was amended on May 12, 2003 to extend the maturity date to June 30, 2004. The agreement was subsequently amended on September 19, 2003 to extend the maturity date to October 1, 2004, and waive noncompliance of a certain financial covenant. The agreement also requires us to maintain an $800,000 compensating balance arrangement with our banks in an interest bearing account, which was funded during the quarter ended December 31, 2002. The interest rate was based on the average 30-day LIBOR plus 1% to 2.25% depending on our performance for the immediately preceding four fiscal quarters measured by a specified financial ratio. Effective October 1, 2002, the rate converted to the average 30-day LIBOR plus 2.25% to 2.75%. Effective September 19, 2003, the rate converted to the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%. In addition, the rate will convert to the higher of the prime rate plus 2% or the federal funds rate plus 2.50% if certain terms under the agreement are not met by December 31, 2003. Borrowings under this facility are collateralized by substantially all of our assets. The outstanding balance on the revolving line of credit facility was $35,482,921 at June 30, 2003, with an associated interest rate of 3.924%. The agreement contains provisions for the maintenance of certain financial covenants, and prohibits the payment of cash dividends. Failure to remain in compliance with these covenants could trigger an acceleration of our obligation to repay all outstanding borrowings under our credit facility.

         For Fiscal 2003, our net cash provided by operating activities was approximately $7.9 million, as compared to $21.9 million for the same period last fiscal year. The decrease in net cash provided is primarily attributable to a smaller decrease in our inventory and an increase in our accounts receivable for the fiscal year ended June 30, 2003 as compared to the same period in our last fiscal year. This was partially offset by an increase in our accounts payable for the fiscal year ended June 30, 2003. Net cash used in investing activities increased to $7.9 million for the fiscal year ended June 30, 2003, as compared to $0.3 million for the fiscal year ended June 30, 2002. The increase is primarily attributable to the acquisition of certain operating assets of Reptron, representing a net cash outlay of $5.6 million. The increase is also attributable to deferred payments of $2.1 million for the fiscal year ended June 30, 2003 related to our acquisition in June 2000 of Interface, as compared to deferred payments of $0.2 million for the fiscal year ended June 30, 2002. Net cash used in financing activities was $0.1 million for the fiscal year ended June 30, 2003 as compared to $21.3 million for the same period in our last fiscal year. The decrease in net cash used is primarily attributable to net borrowings under our credit facility of approximately $1.7 million for the fiscal year ended June 30, 2003, as compared to net payments of $20.7 million for the fiscal year ended June 30, 2002.

         For Fiscal 2003 and Fiscal 2002, our inventory turnover was 4.8x and 3.2x, respectively. The average days outstanding of our accounts receivable at June 30, 2003 was 47 days, as compared to 58 days at June 30, 2002.

         We believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the foreseeable future. However, our cash expenditures may vary significantly from current levels, based on a number of factors, including, but not limited to future acquisitions, if any. Historically, we have been able to obtain amendments to our existing credit facility to satisfy financial covenants. While there can be no assurances that such financing or future amendment, if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet debt, nor do we have any transactions, arrangements or relationships with any special purpose entities.

Contractual Obligations

         This table summarizes our known contractual obligations and commercial commitments at June 30, 2003.

                                 Total        <   1 Year      1 to 3 Years    3 to 5 Years      > 5 Years
                             --------------- --------------- --------------- ---------------- --------------

         Long Term Debt          35,551,495          68,574       35,482,921
         Capital Lease            1,048,099         660,929          387,170
         Operating Lease          2,879,202       1,610,812        1,268,390
                             --------------- --------------- --------------- ---------------- --------------

         Total                   39,478,796       2,340,315       37,138,481               0              0
                             =============== =============== =============== ================ ==============


Inflation

         Inflation has not had a significant impact on our operations during the last three fiscal years.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         We are exposed to interest rate changes with respect to borrowings under our credit facility which bears interest at the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%. At August 31, 2003, $37.7 million was outstanding under the credit facility. Changes in the prime interest rate or the federal funds rate during Fiscal 2004 will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the prime interest rate or the federal funds rate will increase or decrease interest expense for us by approximately $0.4 million based on outstanding borrowings at August 31, 2003.

         The impact of interest rate fluctuations on other floating rate debt is not material.

Item 8.  Financial Statements and Supplementary Data.

         For an index to the financial statements and supplementary data, see
Item 15.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         No response to this Item is required.

Item 9A.  Controls and Procedures

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Incorporated herein by reference is the information to appear under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 2003.

Item 11.  Executive Compensation.

         Incorporated herein by reference is the information to appear under the caption "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Incorporated herein by reference is the information to appear under the caption "Principal Shareholders; Share Held by Management" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 2003.

Item 13.  Certain Relationships and Related Transactions.

         Incorporated herein by reference is the information to appear under the caption "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than October 28, 2003.

Item 14.  Principal Accounting Fees and Services.

     Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.



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

       Notes to Consolidated Financial Statements                                 F-8 - F-34


         (2) Financial Statement Schedule included in Part IV of this Report:

                  Report of Independent Certified Public Accountant on Schedule II      F-35

                  Schedule II - Valuation and Qualifying Accounts                       F-36




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

10.6 1993 Non-Qualified Stock Option Plan,incorporated by reference to the Company's 1993 10-K, Exhibit 10.6.

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

10.15.1 Amendment No. 1 to the Employment Agreement between Jeffrey D. Gash and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 10.15.1.

10.16Employment  Agreement,  dated June 6, 2000,  between the Company and Joseph
     Oliveri, incorporated by reference to the Company's Current Report on Form 8-K, filed June 12, 2000, Exhibit 10.16.

10.16.1 Amendment No. 1 to the Employment Agreement between Joseph Oliveri and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 10.16.1.

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

10.21Asset Purchase Agreement dated as of May 19, 2003 by and between the Company and Reptron Electronics, Inc., incorporated by reference to the Company's Current Report on Form 8-K, filed June 26, 2003, Exhibit 2.1.

10.21.1 First Amendment to the Asset Purchase Agreement dated as of June 2, 2003 by and between the Company and Reptron Electronics, Inc., incorporated by reference to the Company's Current Report on Form 8-K, filed June 26, 2003,
     Exhibit 2.2.

21.1 Subsidiaries of the Company.

23.1 Consent of Grant Thornton LLP.

31.1 Certification  of President and  Principal  Executive  Officer  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications of President and Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

99.8.2 Amendment to the Second Restated and Amended Loan and Security Agreement, dated as of August 1, 1997, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, Exhibit 99.8.2.

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

99.8.8 Amendment to Second Restated and Amended Loan and Security Agreement dated September 28, 2000, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000,
     Exhibit 99.8.8.

99.8.9 Amendment to Second Restated and Amended Loan and Security Agreement dated January 29, 2001, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000,
     Exhibit 99.8.9.

99.8.10 Amendment to Second Restated and Amended Loan and Security Agreement dated June 12, 2001, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 99.8.10.

99.8.11 Amendment to Second Restated and Amended Loan and Security Agreement dated July 1, 2001, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 99.8.11.

99.8.12 Amendment to Second Restated and Amended Loan and Security Agreement dated November 14, 2001, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001,
     Exhibit 99.8.12.

99.8.13 Amendment to Second Restated and Amended Loan and Security Agreement dated February 6, 2002, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001,
     Exhibit 99.8.13.

99.8.14 Amendment to Second Restated and Amended Loan and Security Agreement dated September 23, 2002.

99.8.15 Amendment to Second Restated and Amended Loan and Security Agreement dated May 12, 2003, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, Exhibit 99.8.15.

99.8.16 Amendment to Second Restated and Amended Loan and Security Agreement dated June 5, 2003, incorporated by reference to the Company's Current Report on Form 8-K, filed June 26, 2003, Exhibit 99.8.16.

99.8.17 Amendment to Second Restated and Amended Loan and Security Agreement dated September 19, 2003.

(b) Reports on Form 8-K

          (1) On April 17, 2003, a Current Report on Form 8-K was filed to announce the Company's results for its third quarter of the fiscal year ending June 30, 2003.

          (2) On May 19, 2003, a Current Report on Form 8-K was filed to announce the Company's proposed acquisition of the electronics distribution operations of Reptron Electronics, Inc.

          (3)  On June 26,  2003,  a  Current  Report  on Form 8-K was  filed to
               announce  the  closing  of  the  Company's   acquisition  of  the
               electronics distribution operations of Reptron Electronics, Inc.

          (4) On August 27, 2003, a Current Report on Form 8-K was filed amending the Company's Current Report on Form 8-K filed June 26, 2003.

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

      Consolidated Balance Sheets                                     F-3 - F-4

      Consolidated Statements of Operations                               F-5

      Consolidated Statement of Changes in Shareholders' Equity           F-6

      Consolidated Statements of Cash Flows                               F-7

      Notes to Consolidated Financial Statements                      F-8 - F-34

      Report of Independent Certified Public Accountants
         on Schedule                                                      F-35

      Schedule II - Valuation and Qualifying Accounts                     F-36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
    Jaco Electronics, Inc.


We have audited the accompanying consolidated balance sheets of Jaco Electronics, Inc. and Subsidiaries (the "Company") as of June 30, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jaco Electronics, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/Grant Thornton LLP
---------------------
GRANT THORNTON LLP

Melville, New York
September 19, 2003



                     Jaco Electronics, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,



                                     ASSETS                                                2003                  2002
                                                                                      --------------        ---------

CURRENT ASSETS
    Cash and cash equivalents                                                         $      157,467        $      324,447
    Restricted cash                                                                          800,000
    Marketable securities                                                                    652,608               650,267
    Accounts receivable, less allowance for doubtful accounts
       of $1,361,000 in 2003 and $1,609,000 in 2002                                       31,997,984            29,095,269
    Inventories                                                                           40,493,508            42,611,225
    Prepaid expenses and other                                                             1,036,856             1,183,043
    Prepaid and refundable income taxes                                                    1,059,897             2,440,055
    Deferred income taxes                                                                  2,555,000             2,017,000
                                                                                       -------------         -------------

         Total current assets                                                             78,753,320            78,321,306



PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                                               5,559,122             6,708,828



DEFERRED INCOME TAXES                                                                        431,000               434,000



GOODWILL                                                                                  25,599,082            22,363,296



OTHER ASSETS                                                                               3,869,254             2,807,451
                                                                                       -------------         -------------

                                                                                        $114,211,778          $110,634,881
                                                                                         ===========           ===========




The accompanying notes are an integral part of these statements.


                     Jaco Electronics, Inc. and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS (continued)

                                    June 30,



                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY                                         2003                  2002
                                                                                      --------------        ---------

 CURRENT LIABILITIES
    Accounts payable                                                                   $  28,282,577         $  20,818,256
    Current maturities of long-term debt and
       capitalized lease obligations                                                         679,552               897,419
    Accrued compensation                                                                   1,309,868               998,927
    Accrued expenses                                                                       1,561,799             1,372,808
    Deferred acquisition costs                                                                                   2,099,563
                                                                                   -------------------       -------------

         Total current liabilities                                                        31,833,796            26,186,973


 LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS                                                                           35,860,325            34,879,766


 DEFERRED COMPENSATION                                                                       950,000               900,000


 COMMITMENTS AND CONTINGENCIES


 SHAREHOLDERS' EQUITY
    Preferred stock - authorized, 100,000 shares, $10
       par value; none issued
    Common stock - authorized, 20,000,000 shares, $.10 par value; 6,425,732 shares issued and 5,765,832 and 5,807,432 shares
       outstanding, respectively                                                             642,573               642,573
    Additional paid-in capital                                                            25,152,010            25,152,010
    Retained earnings                                                                     22,117,967            25,102,628
    Accumulated other comprehensive loss                                                     (30,327)              (24,554)
    Treasury stock - 659,900 and 618,300 shares,
      respectively, at cost                                                               (2,314,566)           (2,204,515)
                                                                                       -------------         -------------

                                                                                          45,567,657            48,668,142
                                                                                        ------------          ------------

                                                                                        $114,211,778          $110,634,881
                                                                                         ===========           ===========




The accompanying notes are an integral part of these statements.


                     Jaco Electronics, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,





                                                                         2003                2002               2001
                                                                     -------------      -------------       --------

Net sales                                                             $217,984,915       $194,106,208        $350,222,202
Cost of goods sold                                                     191,814,930        166,132,892         283,382,288
                                                                      ------------       ------------         -----------

       Gross profit                                                     26,169,985         27,973,316          66,839,914

 Selling, general and administrative expenses                           29,222,500         33,562,394          46,098,155
                                                                      ------------       ------------        ------------

       Operating (loss) profit                                          (3,052,515)        (5,589,078)         20,741,759

Interest expense                                                         1,442,146          2,222,893           4,119,362
                                                                     -------------      -------------       -------------

       (Loss) earnings before income taxes                              (4,494,661)        (7,811,971)         16,622,397

Income tax (benefit) provision                                          (1,510,000)        (2,768,000)          6,772,000
                                                                     -------------      -------------       -------------

       NET (LOSS) EARNINGS                                          $   (2,984,661)    $   (5,043,971)      $   9,850,397
                                                                     =============      =============        ============


Net (loss) earnings per common share:
    Basic                                                                  $(0.52)            $(0.88)              $1.74
                                                                            =====              =====                ====
    Diluted                                                                $(0.52)            $(0.88)              $1.59
                                                                            =====              =====                ====

Weighted-average common shares and common equivalent shares outstanding:
      Basic                                                              5,783,275          5,713,365           5,669,560
                                                                         =========          =========           =========
      Diluted                                                            5,783,275          5,713,365           6,178,653
                                                                         =========          =========           =========



The accompanying notes are an integral part of these statements.


                     Jaco Electronics, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                    Years ended June 30, 2003, 2002 and 2001



                                                                               Additional
                                                       Common stock              paid-in        Retained
                                                Shares         Amount           capital          Earnings
                                                --------       --------         -------------- ----------------
Balance at July 1, 2000                        6,252,259       $625,226      $24,041,301     $20,296,761

Net earnings                                                                                   9,850,397
Unrealized loss on marketable
   securities - net of deferred taxes
Exercise of stock options                         63,500          6,350          430,275
Stock options income tax benefits                                                111,890
Restricted stock plan income tax benefits                                         32,400
Payment of fractional shares                                                                        (559)
Deferred compensation expense
                                              -------------- ------------   ---------------- --------------- ---


Balance at June 30, 2001                       6,315,759        631,576       24,615,866      30,146,599


Net loss                                                                                      (5,043,971)
Unrealized loss on marketable
   securities - net of deferred taxes
Exercise of stock options                        109,973         10,997          480,564
Stock options income tax benefits                                                 55,580
                                              -------------- ------------    -----------     ---------------


Balance at June 30, 2002                       6,425,732        642,573       25,152,010      25,102,628


Net loss                                                                                      (2,984,661)
Unrealized loss on marketable
   securities - net of deferred taxes
Purchase of treasury stock
                                              -------------- ------------   ---------------- ---------------


Balance at June 30, 2003                       6,425,732       $642,573      $25,152,010     $22,117,967
                                               =========        =======       ==========      ==========




                                                  Accumulated
                                                     other                        Deferred         Total
                                                 comprehensive      Treasury       compen-     shareholders'
                                                income (loss)       stock         sation         equity
                                                ----------------- ---------      ---------     ---------

Balance at July 1, 2000                          $ 166,669      $(2,204,515)    $(135,000)     $42,790,442

Net earnings                                                                                     9,850,397
Unrealized loss on marketable
   securities - net of deferred taxes             (105,562)                                       (105,562)
Exercise of stock options                                                                          436,625
Stock options income tax benefits                                                                  111,890
Restricted stock plan income tax benefits                                                           32,400
Payment of fractional shares                                                                          (559)
Deferred compensation expense                                                     135,000          135,000
                                                -----------     ---------------  --------     ------------


Balance at June 30, 2001                            61,107       (2,204,515)         -          53,250,633


Net loss                                                                                        (5,043,971)
Unrealized loss on marketable
   securities - net of deferred taxes              (85,661)                                        (85,661)
Exercise of stock options                                                                          491,561
Stock options income tax benefits                                                                   55,580
                                                ------------    ---------------------------  -------------


Balance at June 30, 2002                           (24,554)      (2,204,515)         -          48,668,142


Net loss                                                                                        (2,984,661)
Unrealized loss on marketable
   securities - net of deferred taxes               (5,773)                                         (5,773)
Purchase of treasury stock                                         (110,051)                      (110,051)
                                                -----------      -----------   ------------     -----------

Balance at June 30, 2003
                                                  (30,327)      $(2,314,566)   $               $45,567,657
                                                =========        ==========     ======          ==========


                                                The accompanying notes are an integral part of this statement.






                     Jaco Electronics, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,

                                                                          2003                  2002                 2001
                                                                       ------------         ------------         --------

Cash flows from operating activities
   Net (loss) earnings                                              $    (2,984,661)     $    (5,043,971)    $     9,850,397
   Adjustments to reconcile net (loss) earnings to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                      2,135,461            2,331,684           3,223,205
       Deferred compensation                                                 50,000               50,000             185,000
       Deferred income tax expense (benefit)                               (532,783)             225,402            (803,402)
       Stock options income tax benefits                                                          55,580             111,890
       Restricted stock plan income tax benefits                                                                      32,400
       Gain on sale of equipment                                             (5,000)              (3,100)
       Provision for doubtful accounts                                      822,500              418,300           1,397,601
       Changes in operating assets and liabilities, net of
         effects of acquisitions
           (Increase) decrease in accounts receivable                    (3,725,215)           8,307,377           2,736,517
           Decrease (increase) in inventories                             6,617,717           19,451,304          (8,951,107)
           Decrease (increase) in prepaid expenses and other                146,187             (329,215)             (9,558)
           Decrease (increase) in prepaid and refundable income  taxes    1,380,158           (1,953,730)           (486,325)
           Increase (decrease) in accounts payable                        4,604,915             (217,385)        (14,310,658)
           Increase (decrease) in accrued compensation                      310,941           (1,336,687)            143,921
           Decrease in accrued expenses                                    (910,387)             (34,995)           (244,216)
           Decrease in income taxes payable                                                                       (1,575,319)
                                                                   -------------------  -------------------   --------------


       Net cash provided by (used in) operating activities                7,909,833           21,920,564          (8,699,654)
                                                                       ------------        -------------      --------------

Cash flows from investing activities
   Purchase of marketable securities                                        (10,331)             (14,924)            (56,692)
   Capital expenditures                                                    (248,755)            (205,256)         (1,997,194)
   Proceeds from the sale of equipment                                        5,000               61,473
   Business acquisition                                                  (5,577,002)
   Business acquisitions - deferred payments                             (2,099,563)            (243,297)         (3,810,000)
   Decrease (increase) in other assets                                        1,197                54,451           (327,264)
                                                                   ----------------     -----------------     --------------

       Net cash used in investing activities                             (7,929,454)            (347,553)         (6,191,150)
                                                                    ----------------     ----------------     --------------

Cash flows from financing activities
   Borrowings from line of credit                                       207,569,803          161,505,349         324,090,871
   Payments of line of credit                                          (205,894,585)        (182,254,268)       (309,269,516)
   Funding of compensating balance                                         (800,000)
   Principal payments under equipment financing                            (795,898)            (941,242)           (733,983)
   Payments under term loan                                                (116,628)            (139,487)           (160,714)
   Purchase of treasury stock                                              (110,051)
   Proceeds from exercise of stock options                                                       491,561             436,625
   Payment of fractional shares                                                                                         (559)
                                                                   -------------------  -------------------     -------------


       Net cash (used in) provided by financing activities                 (147,359)         (21,338,087)         14,362,724
                                                                        ------------      ---------------      -------------

       NET (DECREASE) INCREASE IN CASH                                     (166,980)             234,924            (528,080)

Cash and cash equivalents at beginning of year                              324,447                89,523            617,603
                                                                    ---------------     -----------------    ---------------

Cash and cash equivalents at end of year                           $         157,467    $         324,447   $          89,523
                                                                    ================     ================    ================

Supplemental disclosures of cash flow information: Cash paid during the year for:
     Interest                                                      $      1,341,000     $      2,223,000     $     4,120,000
     Income taxes                                                            35,000              275,000           9,493,000
Supplemental schedule of non-cash financing and investing activities:
       Liabilities assumed in connection with a business            $     3,608,784
   acquisition
       Deferred acquisition costs                                                        $      2,099,563    $       225,000
     Equipment acquired capital leases and note payable                                          396,685           1,535,169


The accompanying notes are an integral part of these statements.


                     Jaco Electronics, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2003, 2002 and 2001



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Jaco Electronics, Inc. and Subsidiaries (the "Company") is primarily engaged, principally in the United States, in the distribution of electronic components, including semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and monitors, and power supplies, which are used in the manufacture and assembly of electronic products. In addition, the Company provides contract manufacturing services.

     Electronic components distribution sales include exports made principally to customers located in Western Europe, Canada, Mexico, and the Far East. For the years ended June 30, 2003, 2002 and 2001, export sales amounted to approximately $57,787,000, $32,211,000 and $52,358,000, respectively.

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

     4.  Investments in Marketable Securities

         Investments in marketable securities consist of investments in mutual funds. Such investments have been classified as "available-for-sale securities" and are reported at fair market value, which is inclusive of unrealized losses of $48,915 and $40,924 in 2003 and 2002, respectively. Changes in the fair value of available-for-sale securities are included in accumulated other comprehensive loss, net of the related deferred tax effects.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2003, 2002 and 2001



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5.       Accounts Receivable

         The Company's accounts receivable are due from a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense aerospace, medical equipment and other industries. The Company extends credit based upon ongoing evaluations of a customer's financial condition and payment history and generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. While such uncollectible amounts have historically been within the Company's expectations and provisions established, if a customer's financial condition were to deteriorate, additional reserves may be required.

     6.  Inventories

         Inventories are stated at the lower of cost or estimated market value. Cost is determined using the first-in, first-out and average cost methods. A provision to reduce inventories to their estimated market value has been provided for.

     7.  Property, Plant and Equipment

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

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2003, 2002 and 2001



     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


     8.  Goodwill And Other Intangible Assets

         Goodwill and other intangible assets represent the excess of the aggregate price paid by the Company over the fair market value of the tangible assets acquired in business acquisitions accounted for as a purchase.

         During the year ended June 30, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Those intangible assets are reviewed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

         Included in other assets on the accompanying balance sheets are the costs of identifiable intangible assets, net of accumulated amortization, aggregating $1,973,000 and $910,000 at June 30, 2003 and 2002, respectively. Such assets consist of franchise agreements and a non-compete agreement and are being amortized on a straight-line basis over ten and five years, respectively.

         Expected amortization expense related to intangible assets for the next five years is as follows:


                        Year ending June 30,

                      2004              $ 308,000
                      2005                297,000
                      2006                171,000
                      2007                171,000
                      2008                171,000

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     9.  Impairment of Long-Lived Assets

         The Company evaluates long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Fair value is determined generally based on discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     10. Income Taxes

         Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which income tax expenses or benefits are expected to be realized in future years. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

     11. Earnings (Loss) Per Common Share

         Basic earnings per share are determined by dividing the Company's net earnings by the weighted average shares outstanding. Diluted earnings per share include any dilutive effects of outstanding stock options.

    12.  Financial Instruments and Business Concentrations

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company's customer base, their dispersion across geographic areas and industries, along with the Company's policy of maintaining credit insurance. The Company routinely addresses the financial strength of its customers and, historically, its accounts receivable credit risk exposure is limited. Two customers within the electronics components distribution segment of the Company accounted for approximately 15% and 10% of net sales for the fiscal year ended June 30, 2003.

         Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. The Company's principal financial instrument consists of a revolving credit facility,

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2003, 2002 and 2001



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         expiring on October 1, 2004, with two participating banks. The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rate approximates the current prevailing interest rate.

         The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements. During the year ended June 30, 2003, products purchased from two suppliers accounted for 24% and 14%, respectively, of net sales. As is common in the electronics distribution industry, from time to time the Company has experienced terminations of relationships with suppliers. There can be no assurance that, in the event a supplier cancelled its distributor agreement with the Company, the Company will be able to replace the sales with sales of other products.

    13.  Use of Estimates

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. During the fourth quarter of the year ended June 30, 2003, the Company recorded an additional provision for excess and slow moving inventory of approximately $1,600,000 based upon management's current estimate of the estimated market value of such inventory. Actual results could differ from those estimates.

14.       Comprehensive Income (Loss)

         Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," establishes rules for reporting and display of comprehensive income and its components in financial statements. Comprehensive income (loss) consists of net earnings (loss) and unrealized gains and losses on available-for-sale securities and is presented in the consolidated statement of changes in shareholders' equity, net of applicable taxes.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2003, 2002 and 2001



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    15.  Segment Reporting

         Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information," requires that the Company disclose certain information about its operating segments defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.The Company has two reportable segments, consisting of electronics components distribution and contract manufacturing, as defined by the provisions of SFAS No. 131.

    16.  Shipping and Handling Fees

         Shipping and handling fees charged to customers are included in net sales. Shipping and handling expenses paid are included as a component of cost of good sold.

    17.  Advertising

         Advertising costs are expensed as incurred and totaled $97,288, $158,791 and $175,954 for the years ended June 30, 2003, 2002 and 2001, respectively.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2003, 2002 and 2001



         NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


    18.  Stock Compensation

         In accordance with the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", the Company has elected to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee and director stock-based awards, and does not recognize compensation expense for such awards. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for such awards consistent with the methodology prescribed by SFAS No. 123, the Company's reported net earnings (loss) and earnings (loss) per share would be reduced (increased) to the pro forma amounts indicated below for the years ended June 30:

                                                                          2003                2002                 2001
                                                                     --------------      --------------         -----------
      Net (loss) earnings
          As reported                                                  $(2,984,661)         $(5,043,971)          $9,850,397
          Pro forma                                                     (3,191,618)          (5,568,933)           8,732,958
      Net (loss) earnings per common share  - basic
          As reported                                                      $(0.52)              $(0.88)               $1.74
          Pro forma                                                         (0.55)               (0.97)                1.54
      Net (loss) earnings per common share - diluted
          As reported                                                      $(0.52)              $(0.88)               $1.59
          Pro forma                                                         (0.55)               (0.97)                1.41


         These pro forma amounts may not be representative of future disclosures because they do not take into account pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30, 2003 and 2001, respectively: expected volatility of 81% and 93%; risk-free interest rates of 2.85% and 5.33%; and expected terms of 5 and 3 years. There were no options granted during the fiscal year ended June 30, 2002.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2003, 2002 and 2001



         NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

    19.  Impact of Recently Issued Accounting Pronouncements

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS no. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has had no material impact on the Company's consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and has complied with the new disclosure requirements beginning with its quarter ended March 31, 2003.

                    Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2003, 2002 and 2001



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


         In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect the adoption of SFAS 149 to have a material impact on its consolidated financial position, results of operations or cash flows.

         In May 2003, the FASB issued Statement No. 150, "Accounting for
         Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS 150 to have a material impact on its consolidated financial position, results of operations or cash flows.

          In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities which would require consolidation under FIN No. 46. Accordingly, the adoption of FIN No. 46 has had no effect on the Company's consolidated financial position, results of operations or cash flows.


                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2003, 2002 and 2001




NOTE B - INVENTORY

     Inventories consist of the following:

                                                                                                   June 30,
                                                                                                   --------
                                                                                           2003                2002
                                                                                      -------------       ---------

      Finished goods and goods held for resale                                           $34,930,984        $36,382,922
      Work-in-process                                                                        687,023            502,936
      Raw materials                                                                        4,875,501          5,725,367
                                                                                         -----------        -----------

                                                                                         $40,493,508        $42,611,225
                                                                                          ==========         ==========


NOTE C - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of:

                                                                         Useful
                                                                          Life                      June 30,
                                                                                       ---------------------
                                                                        in years           2003               2002
                                                                       --------------- -------------      --------

       Land, building and improvements                                  10 to 30        $  1,513,446       $  1,513,446
       Machinery and equipment                                           3 to 7           12,775,826         12,030,190
       Internally developed software costs                                 7               2,008,850          1,977,583
       Transportation equipment                                          3 to 5              138,212            126,676
       Leasehold improvements                                            5 to 10           1,293,424          1,293,424
                                                                                         -----------        -----------

                                                                                          17,729,758         16,941,319

       Less accumulated depreciation and amortization (including
          $1,456,135 in 2003 and $1,440,944 in 2002 of
          capitalized lease amortization)                                                 12,170,636         10,232,491
                                                                                          ----------         ----------

                                                                                        $  5,559,122       $  6,708,828
                                                                                         ===========        ===========

     Included in machinery and equipment are assets recorded under capitalized leases at June 30, 2003 and 2002 for $2,761,515 and $3,502,364,
     respectively. Accumulated amortization of internally developed software costs at June 30, 2003 and 2002 aggregated $1,220,048 and $934,959, respectively.




                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2003, 2002 and 2001



NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company has adopted, as of July 1, 2001, the provisions of SFAS Nos. 141 and 142. Accordingly, annual and quarterly amortization of goodwill of $1,200,000 and $300,000, respectively, are no longer recognized. The Company has performed a fair value-based impairment test and has determined that no impairment of goodwill existed as of June 30, 2003.

     The following table presents a reconciliation of net earnings (loss) and earnings (loss) per share amounts, as reported in the financial statements, to those amounts adjusted for goodwill amortization determined in accordance with the provisions of SFAS No. 142.




                                                                         Year Ended June 30,
                                                                       ----------------------
                                                                 2003             2002              2001
                                                            -------------    -------------    --------------

      Reported net earnings (loss) ......................   $  (2,984,661)   $  (5,043,971)   $    9,850,397
         Add back: goodwill amortization ................                                            980,092
                                                            -------------    -------------    --------------

      Adjusted net earnings (loss) ......................   $  (2,984,661)   $  (5,043,971)   $   10,830,489
                                                            =============    =============    ==============

      Basic earnings (loss) per share
         Reported net (loss) earnings ...................   $     (0.52)     $      (0.88)     $        1.74
         Goodwill amortization ..........................                                               0.17
                                                            -------------    -------------    --------------

         Adjusted net earnings (loss) ...................   $     (0.52)     $      (0.88)     $        1.91
                                                            =============    =============    ==============

      Diluted earnings (loss) per share
         Reported net (loss) earnings ...................   $     (0.52)     $      (0.88)     $        1.59
         Goodwill amortization ..........................                                               0.16
                                                            -------------    -------------    --------------

         Adjusted net earnings (loss) ...................   $     (0.52)     $      (0.88)     $        1.75
                                                            =============    =============    ==============


                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2003, 2002 and 2001



 NOTE E - INCOME TAXES

     The components of the Company's (benefit) provision for income taxes are as follows:

                                                                               Year Ended June 30,
                                                           --------------------------------------------------------
                                                                2003                  2002                   2001
                                                           --------------        --------------            ---------
      Federal
         Current                                              $(1,025,000)          $(2,737,000)           $5,853,000
         Deferred                                                (533,000)              225,000              (803,000)
                                                             -------------          -----------            ----------

                                                               (1,558,000)           (2,512,000)            5,050,000

      State                                                        48,000              (256,000)            1,722,000
                                                                ---------           ------------            ---------

                                                              $(1,510,000)          $(2,768,000)           $6,772,000
                                                               ==========            ==========             =========


     The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:


                                                                                      Year Ended June 30,
                                                                         -------------------------------------------
                                                                           2003               2002              2001
                                                                         --------           ---------         ------

      Statutory Federal tax rate                                         (34.0)%            (34.0)%            34.0%
      State income taxes, net of Federal tax benefit                      (0.8)              (3.3)              6.7
      Sales expense for which no tax benefit arises                        0.8                0.8               1.0
      Other                                                                0.4                1.1              (1.0)
                                                                        ------             ------             -----

      Effective tax rate                                                 (33.6)%            (35.4)%            40.7%
                                                                         =====              =====              ====


                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2003, 2002 and 2001



 NOTE E - INCOME TAXES (continued)

     Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes are summarized as follows:

                                                                                        2003                   2002
                                                                                     -----------           --------

       Deferred tax assets
            Net operating loss and other carryforwards                                $   530,000            $   424,000
            Allowance for bad debts                                                       517,000                611,000
            Inventory valuation                                                         2,092,000              1,554,000
            Deferred compensation                                                         412,000                346,000
            Unrealized loss on marketable securities
               available for sale                                                          18,000                 16,000
            Other deferred tax assets                                                     107,000                331,000
                                                                                       ----------             ----------

                                                                                        3,676,000              3,282,000

       Deferred tax liabilities
           Depreciation                                                                  (690,000)              (758,000)
           Other                                                                                                 (73,000)
                                                                                  ---------------            -----------

       Net deferred tax asset                                                          $2,986,000             $2,451,000
                                                                                        =========              =========

     At June 30, 2003, the Company, through an acquisition, has available a Federal net operating loss carryforward of approximately $213,000. Such net operating loss is subject to certain limitations and expires in varying amounts during the fiscal years 2007 through 2010. In addition, the Company has current year net operating losses of approximately $3,054,000 that will be carried back for Federal tax refund purposes. Since most states do not permit loss carrybacks, the state effect of the current year loss is included in the deferred tax asset.





                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2003, 2002 and 2001



NOTE F - (LOSS) EARNINGS PER COMMON SHARE

                                              Year ended June 30,                          Year ended June 30,
                                                     2003                                         2002
                                    --------------------------------------        --------------------------------------
                                       Loss           Shares          Per            Income          Shares         Per
                                      (numer-        (denomi-        share           (numer-        (denomi-       share
                                       ator)          nator)        amount            ator)          nator)       amount
                                    ---------       ---------      -------        ----------       ---------     -------



     Basic earnings (loss) per
       common share                $(2,984,661)     5,783,275       $(0.52)      $(5,043,971)     5,713,365       $(0.88)

     Effect of dilutive
       securities stock options
                                  --------------- --------------                --------------- --------------                 -


     Diluted earnings (loss)
       per common share            $(2,984,661)     5,783,275       $(0.52)      $(5,043,971)     5,713,365       $(0.88)
                                    ==========      =========                     ==========      =========



                                         Year ended June 30,
                                                 2001
                                 -------------------------------------
                                   Income         Shares         Per
                                   (numer-       (denomi-       share
                                    ator)         nator)       amount
                                 ----------     ---------     -------

Basic earnings (loss) per        $9,850,397     5,669,560       $1.74

  common share
                                                  509,093
Effect of dilutive              -------------- ----------
  securities stock options


                                 $9,850,397     6,178,653       $1.59
Diluted earnings (loss)           =========     =========
  per common share

          Excluded from the calculation of earnings (loss) per share are options to purchase, 1,117,250, 844,548 and 90,688 common shares in fiscal
          2003, 2002 and 2001, respectively, as their inclusion would have been antidilutive.




                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2003, 2002 and 2001


NOTE G - DEBT AND CAPITALIZED LEASE OBLIGATIONS

     Debt and capitalized lease obligations are as follows:

                                                                                                 June 30,
                                                                                        2003                    2002
                                                                                   --------------          ---------

     Term loan and revolving line of credit (a)                                       $35,482,921            $33,807,703
     Other term loan (b)                                                                   68,574                185,202
     Capitalized lease obligations (c)                                                  1,048,099              1,947,496
                                                                                      -----------            -----------

                                                                                       36,599,594             35,940,401

     Less amounts representing interest on capitalized
         lease obligations                                                                 59,717                163,216
                                                                                      -----------           ------------

                                                                                       36,539,877             35,777,185

     Less current maturities                                                              679,552                897,419
                                                                                     ------------           ------------

                                                                                      $35,860,325            $34,879,766
                                                                                       ==========             ==========

     (a)   Term Loan and Revolving Line of Credit Facility

     The Company's agreement with its banks, as amended, provides the Company with a $45,000,000 revolving line of credit facility. The credit facility is based principally on eligible accounts receivable and inventories of the Company as defined in the agreement. The agreement was amended on September 23, 2002 to (i) extend the maturity date to March 14, 2004, (ii) reduce the credit facility line from $70 million to $45 million, and (iii) change the requirements of certain financial covenants. The agreement was amended on May 12, 2003 to extend the maturity date to June 30, 2004. On June 5, 2003, the agreement was amended to consent to the Company's purchase of the electronics distribution business of Reptron Electronics, Inc. The agreement was subsequently amended on September 19, 2003 to extend the maturity date to October 1, 2004. The agreement also requires the Company to maintain a $800,000 compensating balance arrangement with its banks in an interest bearing account, which was funded during the quarter ended December 31, 2002. The interest rate was based on the average 30-day LIBOR plus 1% to 2.25% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a specified financial ratio. Effective October 1, 2002, the rate converted to the average 30-day LIBOR plus 2.25% to 2.75%. Effective September 19, 2003, the rate converted to the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%. In addition, the rate will convert to the higher of the prime rate plus 2% or the federal funds rate plus 2.50% if certain terms under the agreement are not met by December 31, 2003. Borrowings under this facility are collateralized by substantially all of the assets of the Company. In addition, the agreement

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2003, 2002 and 2001



NOTE G - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)


           prohibits the payment of cash dividends. The outstanding balance on the revolving line of credit facility was $35,482,921 at June 30, 2003, with an associated interest rate of 3.924%. The agreement also provided a waiver for noncompliance of a certain financial covenant for the quarter ended June 30, 2003.


     (b)   Other Term Loan

           The Company has a term loan which requires monthly payments of $9,829 through January 31, 2004. The loan, which bears interest at 1% per annum, is collateralized by the related equipment acquired, having a carrying value of approximately $186,000 at June 30, 2003 and $261,000 at June 30, 2002. The agreement contains, among other things, restrictive covenants on one of the Company's subsidiaries, which place limitations on significant changes in the business and additional indebtedness.

     (c)   Capitalized Lease Obligations

           The Company leases certain equipment under agreements accounted for as capital leases. The aggregate obligations for the equipment require the Company to make monthly payments through March 2005, with implicit interest rates from 7.0% to 8.1%.

     The following is a summary of the aggregate annual maturities of debt and capitalized lease obligations as of June 30, 2003:

                                                                 Capitalized
                                             Debt                  leases
                                             ----                  ------

           Year ending June 30,
               2004                      $    68,574           $   660,929
               2005                        35,482,921              387,170
                                           ----------           ----------

                                          $35,551,495           $1,048,099
                                           ==========            =========

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2003, 2002 and 2001



NOTE H - COMMITMENTS AND CONTINGENCIES

     1.  Leases

         The Company leases certain office and warehouse facilities under noncancellable operating leases. The leases also provide for the payment of real estate taxes and other operating expenses of the buildings. The minimum annual lease payments under such leases are as follows:

                          Year ending June 30,
                              2004                   $1,486,030
                              2005                      869,481
                              2006                      288,345
                                                     ----------

                                                     $2,643,856
                                                     ==========

         Included in the above is office and warehouse facilities leased from a partnership owned by two officers and directors of the Company. The lease expires in December 2003 and requires minimum lease payments of $354,589 during the fiscal year ended June 30, 2004.

         The Company's rent expense was approximately $602,000 for each of the years ended June 30, 2003, 2002 and 2001, respectively, in connection with the above lease.

         Rent expense on office and warehouse facilities leases for the years ended June 30, 2003, 2002 and 2001 was approximately $2,041,000, $2,049,000 and $1,826,000, respectively, net of sublease income of approximately $115,000 for the year ended June 30, 2001.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2003, 2002 and 2001



NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

     2.  Other Leases

         The Company also leases various office equipment and automobiles under noncancellable operating leases expiring through June 2006. The minimum rental commitments required under these leases at June 30, 2003 are as follows:

                          Year ending June 30,
                              2004                         $  124,782
                              2005                             87,725
                              2006                             22,839
                                                             --------

                                                            $ 235,346
                                                            =========

     3.  Employment Agreements

         The Company has entered into employment agreements with three executive officers which provide for annual base salaries aggregating $785,000 through June 30, 2006 and contain provisions for severance payments in the event of change of control as defined in the agreements. The Company's agreements with its Chairman and Executive Vice President provide for cash bonuses equal to 4% and 2%, respectively, of the Company's earnings before income taxes for each fiscal year in which such earnings are in excess of $1,000,000 or 6% and 3%, respectively, of the Company's earnings before income taxes if such earnings are in excess of $2,500,000 up to a maximum annual cash bonus of $720,000 and $360,000, respectively. In addition, the Company's agreement with its Chairman provides for deferred compensation which accrues at a rate of $50,000 per year and becomes payable in its entirety no later than January 15 of the year next following his cessation of employment for any reason.

         The Company is obligated to provide health insurance to the Chairman, Executive Vice President, and their respective spouses commencing upon their termination of employment with Jaco and ending on the later to occur of (i) their death or (ii) the death of their respective spouses. The Company has adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pension," which requires the Company to recognize the cost of providing postretirement benefits over the employees' service periods. The recorded liabilities for these postretirement benefits, none of which has been funded, amounted to $97,800 at June 30, 2003. The weighted-average discount rate used in determining the liability was 5.5%, and the annual percentage increase in health costs was 7%.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2003, 2002 and 2001



NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

     4.  Other Matters

         The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.


NOTE I - RETIREMENT PLAN

     The Company maintains a 401(k) Plan that is available to all employees, to which the Company contributes up to a maximum of 1% of each employee's salary. For the years ended June 30, 2003, 2002 and 2001, the Company contributed to this plan approximately $78,000, $144,000 and $175,000, respectively.


NOTE J - SHAREHOLDERS' EQUITY


     In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the "1993 Non-Qualified Stock Option Plan," hereinafter referred to as the "1993 Plan." The Board of Directors or Plan Committee is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. In December 1997, the shareholders of the Company approved an increase in the amount of shares reserved for the 1993 plan to 900,000 from 440,000, of which 577,500 are outstanding at June 30, 2003.


     In June 1997, the Company appointed an additional outside director to the Board of Directors who received 15,000 options to purchase the Company's common stock at the fair market value on the date of grant. In September 1998, two outside directors were each granted 11,250 options to purchase the Company's common stock at the fair market value on the date of grant. These 37,500 options, of which 22,500 are outstanding at June 30, 2003, were not granted pursuant to any of the Company's existing stock option plans.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2003, 2002 and 2001



NOTE J - SHAREHOLDERS' EQUITY (continued)

     In October 2000, the Board of Directors approved the adoption of the "2000 Stock Option Plan," hereinafter referred to as the "2000 Plan." The 2000 Plan provides for the grant of incentive stock options ("ISOs") and nonqualified stock options ("NQSOs") to employees, officers, directors, consultants and advisers of the Company. The Board of Directors or Plan Committee is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. In the case of ISOs granted to shareholders owning more than 10% of the Company's voting securities, the exercise price shall be no less than 110% of the fair market value of the Company's common stock on the date of grant. All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option. The 2000 Plan reserves 600,000 shares of the Company's common stock, of which 517,250 are outstanding at June 30, 2003.

     Outstanding options granted to employees, directors and officers for the last three fiscal years are summarized as follows:


                                                                                                                Weighted-
                                                                                                                 average
                                                                            Nonqualified                        exercise
                                                                            stock options                        price
                                                                  --------------------------------          ---------------
                                                                    Price range            Shares
                                                                    -----------            ------

      Outstanding at June 30, 2000                                  $1.79 - $13.71         790,420               3.74
                                                                                          --------

      Granted                                                      $6.01 - $8.00           238,250               7.91
      Exercised                                                    $2.50 - $8.50           (63,500)              6.88
                                                                                         ---------

      Outstanding at June 30, 2001                                  $1.79 - $13.71         965,170               4.56
                                                                                           -------

      Granted                                                      $2.50 - $4.67          (109,973)              4.47
      Exercised                                                    $8.00 - $13.71          (10,649)              9.05
                                                                                         ---------

      Outstanding at June 30, 2002                                  $1.79 - $13.71         844,548               4.52

      Granted                                                        $2.35                 290,000               4.52
      Expired                                                      $4.17 - $8.00           (17,298)              5.65
                                                                                           --------

      Outstanding at June 30, 2003                                  $1.79 - $13.71       1,117,250               3.94
                                                                                         =========

      Amounts exercisable at June 30, 2003                          $1.79 - $13.71         827,250               4.49
                                                                                           =======


                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2003, 2002 and 2001



NOTE J - SHAREHOLDERS' EQUITY (continued)


     The following table summarizes information concerning currently outstanding and exercisable nonqualified stock options:

                                                Options outstanding                         Options exercisable
                                      ----------------------------------------    -----------------------------
                                                       Weighted-                                 Weighted-
                                                        average      Weighted-                    average      Weighted-
                                                       remaining      average                    remaining      average
                                        Number        contractual     exercise      Number      contractual     exercise
       Range of exercise prices       outstanding    life (months)      price    exercisable   life (months)      Price
       ------------------------       -----------    -------------  ----------   -----------   -------------  ---------

           $1.79 - $3.25               848,750            44          $  2.39      558,750            9         $  2.41

           $6.01 - $8.00               227,250            89          $  7.94      227,250           89         $  7.94

           $13.71                       41,250            23           $13.71       41,250           23          $13.71

     The weighted-average option fair value on the grant date was $1.55 and $4.82 for options issued during the years ended June 30, 2003 and 2001, respectively. There were no options issued during the year ended June 30, 2002.


                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2003, 2002 and 2001



NOTE J - SHAREHOLDERS' EQUITY (continued)



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

     On September 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock for aggregate consideration of $110,051 during fiscal 2003.

     In June 1997, the Company's Board of Directors approved the adoption of a restricted stock plan, which was subsequently ratified by shareholders during the Company's December 1997 annual meeting. The plan enables the Board of Directors or Plan Committee to have sole discretion and authority to determine who may purchase restricted stock, the number of shares, the price to be paid and the restrictions placed upon the stock. Pursuant to this plan, the Company issued 135,000 shares of common stock to certain employees at a purchase price of $.67 per share. Shares purchased are subject to a four-year vesting period and the Company recognized $135,000 of compensation expense during fiscal 2001 in connection with this plan.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2003, 2002 and 2001



NOTE K - COMPREHENSIVE (LOSS) INCOME

     Total comprehensive (loss) income and its components for the years ended
     June 30, 2003, 2002 and 2001 are as follows:

                                                                        2003               2002              2001
                                                                     ------------     --------------     --------


       Net (loss) earnings                                            $(2,984,661)       $(5,043,971)       $9,850,397
       Unrealized loss on marketable securities                            (7,991)          (136,063)         (166,240)
       Deferred tax benefit                                                 2,218             50,402            60,678
                                                                       ----------        -----------       -----------

       Comprehensive (loss) income                                    $(2,990,434)       $(5,129,632)       $9,744,835
                                                                       ==========         ==========         =========

      Accumulated other comprehensive (loss) income is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.


NOTE L - ACQUISITION

     On June 13, 2003, the Company acquired certain assets of the electronics distribution business of Reptron Electronics, Inc. ("Reptron"), located in Florida. The Company believes that this acquisition will expand the Company's core customer and supplier base. In addition, the Company expects to recognize certain benefits relating to expected synergies in operations and the improved quality of the management team. The total purchase price, including transaction costs, was approximately $9,536,000, of which approximately $5,577,000 was paid in cash and the remaining portion resulted in the Company's assumption of certain liabilities of Reptron. A portion of the purchase price is being held in escrow pending the satisfaction of certain conditions.

     The acquisition has been accounted for as a purchase and the operations of Reptron have been included in the Company's Statement of Operations since the date of acquisition. Included in other assets are the costs of the identifiable intangible assets acquired, principally franchise agreements which will be amortized on a straight-line basis over ten years. The excess of the purchase price and related expenses over the net tangible and identifiable intangible assets acquired amounted to approximately $3,236,000, all of which is expected to be tax deductible. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing certain purchase adjustments, as defined by the purchase agreement, thus the allocation of the purchase price is subject to adjustment.




                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2003, 2002 and 2001


NOTE L - ACQUISITION (continued)


                    Current assets                                                        $4,500,000
                    Property, plant and equipment                                            600,000
                    Intangible assets                                                      1,200,000
                    Goodwill                                                               3,236,000
                                                                                        ------------

                            Total assets acquired                                          9,536,000
                                                                                          ----------


                   Liabilities assumed                                                    (3,609,000)
                   Transaction costs                                                        (350,000)
                                                                                     ----------------

                                                                                          (3,959,000)


                   Net assets acquired                                                   $ 5,577,000
                                                                                          ==========


     Summarized below are the unaudited pro forma results of operations of the Company as if Reptron had been acquired at the beginning of the fiscal periods presented:

                                                               Pro forma years ended June 30,
                                                                2003                       2002
                                                             --------------             ---------
                                                           (in thousands, except per share amounts)


             Net sales                                            $302,763                $334,283
             Net loss                                             (34,918)                (16,093)

             Net loss per share:
             Basic                                                  (6.04)                  (2.82)
             Diluted                                                (6.04)                  (2.82)

     The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

                   Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2003, 2002 and 2001



NOTE M - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

     The Company has two reportable segments: electronics components distribution and contract manufacturing. The Company's primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for fiscal years 2003, 2002 and 2001, is not considered material to the financial statements.

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



                                                                                Year ended June 30,
                                                                   ----------------------------------------------
                                                                      2003                 2002              2001
                                                                   ---------            ---------         -------
                                                                                     (in thousands)

     Net sales from external customers
         Electronics components distribution                        $202,656             $175,949          $321,124
         Contract manufacturing                                       15,329               18,157            29,098
                                                                   ---------            ---------         ---------

                                                                    $217,985             $194,106          $350,222
                                                                     =======              =======           =======

     Intersegment net sales
         Electronics components distribution                      $      615           $      268       $       992
         Contract manufacturing                                           26                   10
                                                                 -----------          -----------       -----------

                                                                  $      641           $      278       $       992
                                                                   =========            =========        ==========

     Operating (loss) profit
         Electronics components distribution                       $  (2,447)           $  (5,380)        $  19,167
         Contract manufacturing                                         (606)                (209)            1,575
                                                                   ---------            ---------         ---------

                                                                   $  (3,053)           $  (5,589)        $  20,742
                                                                    =========            =========         ========




                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2003, 2002 and 2001



NOTE M - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION (continued)

                                                                                   Year ended June 30,
                                                                   ----------------------------------------------
                                                                      2003                 2002              2001
                                                                   ---------            ---------         -------
                                                                                     (in thousands)

     Interest expense
         Electronics components distribution                      $    1,025           $    1,683        $    3,457
         Contract manufacturing                                          417                  540               662
                                                                  ----------           ----------        ----------

                                                                  $    1,442           $    2,223        $    4,119
                                                                   =========            =========         =========

     Income tax (benefit) provision
         Electronics components distribution                      $   (1,166)          $   (2,503)        $   6,400
         Contract manufacturing                                         (344)                (265)              372
                                                                    --------           ----------        ----------

                                                                  $   (1,510)          $   (2,768)        $   6,772
                                                                   =========            =========          ========


     Identifiable assets
         Electronics components distribution                      $  103,228            $  97,412          $117,069
         Contract manufacturing                                       10,984               13,223            19,246
                                                                   ---------            ---------          --------

                                                                    $114,212             $110,635          $136,315
                                                                     =======              =======           =======

     Capital expenditures
         Electronics components distribution                     $       136          $       174       $     1,238
         Contract manufacturing                                          113                   31               759
                                                                  ----------           ----------        ----------

                                                                  $      249           $      205        $    1,997
                                                                   =========            =========         =========

     Depreciation and amortization
         Electronics components distribution                      $    1,292           $    1,439        $    2,297
         Contract manufacturing                                          843                  893               926
                                                                  ----------           ----------        ----------

                                                                  $    2,135           $    2,332        $    3,223
                                                                   =========            =========         =========



                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2003, 2002 and 2001



NOTE N - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         Quarter ended
                                                                       December
                                         June 30,      March 31,          31,         September 30,
                                            2003           2003           2002             2002
                                         ----------     ----------     ----------      -----------

     Net sales                          $55,355,477    $59,405,669    $54,180,114      $49,043,655

     Gross profit                         5,753,159      7,154,504      6,914,858        6,347,464

     Net loss                            (1,196,768)      (259,664)      (541,019)        (987,210)

     Net loss per common share
        Basic                                $(0.21)        $(0.05)        $(0.09)          $(0.17)
        Diluted                               (0.21)         (0.05)         (0.09)           (0.17)



                                                         Quarter ended

                                     June 30,        March 31,    December 31,      September 30,
                                       2002            2002          2001               2001
                                   ----------       ----------   -------------        --------

Net sales                         $52,972,961      $49,297,412      $42,405,312       $49,430,523

Gross profit                        6,159,286        7,196,967        6,601,562         8,015,501

Net loss                           (1,545,878)        (674,550)      (1,320,995)       (1,502,548)

Net loss per common share
   Basic                               $(0.27)          $(0.12)          $(0.23)           $(0.26)
   Diluted                              (0.27)           (0.12)           (0.23)            (0.26)





                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE




Board of Directors and Shareholders
    Jaco Electronics, Inc.


In connection with our audits of the consolidated financial statements of Jaco Electronics, Inc. and Subsidiaries for the years ended June 30, 2003 and 2002 referred to in our report dated September 19, 2003, which is included in this annual report on Form 10-K, we have also audited Schedule II for each of the three years in the period ended June 30, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




/s/ Grant Thornton LLP
----------------------
GRANT THORNTON LLP

Melville, New York
September 19, 2003


                     Jaco Electronics, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 2003, 2002 and 2001





              Column A                    Column B                  Column C                  Column D            Column E
              --------                    --------         ----------------------------       --------            --------
                                                                    Additions
                                                           ---------------------------
                                                              (1)             (2)
                                                                            Charged to
                                         Balance at        Charged to          other                              Balance
                                         beginning         costs and        accounts -        Deductions -       at end of
            Description                   of period         expenses         describe           describe           period
            -----------               ------------------   ----------     ------------        -----------        --------

Allowance for doubtful accounts
    Year ended June 30, 2003            $1,609,000       $  822,000        $444,000 (a)     $ 1,514,000 (b)      $1,361,000
                                         =========        ==========        =======          ==========           =========

    Year ended June 30, 2002            $1,695,000      $   418,000         $79,000 (a)     $   583,000 (b)      $1,609,000
                                         =========       ==========          ======          ==========           =========

    Year ended June 30, 2001            $1,111,000       $1,398,000         $25,000 (a)     $   839,000 (b)      $1,695,000
                                         =========        =========          ======          ==========           =========


Reserve for slow-moving and
   obsolete inventory
    Year ended June 30, 2003            $3,091,000       $2,849,000                         $   979,000 (c)      $4,961,000
                                         =========        =========                          ==========           =========

    Year ended June 30, 2002            $2,291,000       $2,098,000                          $1,298,000 (c)     $ 3,091,000
                                         =========        =========                           =========          ==========

    Year ended June 30, 2001            $2,406,000      $   865,000                         $   980,000 (c)      $2,291,000
                                         =========       ==========                          ==========           =========



(a) Recoveries of accounts.
(b) Represents write-offs of uncollectible accounts.
(c) Disposal and sale of slow-moving and obsolete inventory.




                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             JACO ELECTRONICS, INC.
                             By:/s/ Joel H. Girsky
                             ---------------------
                         Joel H. Girsky, Chairman of the
                         Board, President and Treasurer

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

                 Name                                    Title                                  Date
                 ----                                    -----                                  ----

/s/ Joel Girsky                          Chairman of the Board,                          September 29, 2003
-------------------------------------
Joel H. Girsky                           President and Treasurer
                                         (Principal Executive Officer)

/s/ Jeffrey D. Gash                      Executive Vice President-                       September 29, 2003
-------------------------------------
Jeffrey D. Gash                          Finance and Secretary
                                         (Principal Financial and
                                         Accounting Officer)

/s/ Joseph F. Oliveri                    Vice Chairman of the Board                      September 29, 2003
-------------------------------------
Joseph F. Oliveri                        and Executive Vice President

/s/ Charles B. Girsky                    Executive Vice President and                    September 29, 2003
-------------------------------------
Charles B. Girsky                        Director

/s/ Stephen A. Cohen                                                                     September 29, 2003
-------------------------------------
Stephen A. Cohen                         Director

/s/ Edward M. Franel                     Director                                        September 29, 2003
-------------------------------------
Edward M. Frankel

/s/ Joseph F. Hickey, Jr.                Director                                        September 29, 2003
-------------------------------------
Joseph F. Hickey, Jr.


