Form 10-K/A
period 2003-06-30
JACO ELECTRONICS INC
filed 2003-10-28
CIK 52971

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended..........................................June 30, 2003


[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________



Commission File Number                   0-5896
                        -------------------------------------------------------


                                 JACO ELECTRONICS, INC.
                (Exact name of registrant as specified in its charter)

         New York                              11-1978958
 --------------------------------          -----------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)
             145 Oser Avenue, Hauppauge, New York       11788
             ------------------------------------   ---------------------
           (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (631) 273-5500
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

            Yes:                                No: X
                                                   ----


         The aggregate market value of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price on December 31, 2002 was $12,592,390. The registrant has no non-voting common equity.


         Number of shares outstanding of each class of Common Stock, as of September 22, 2003: 5,927,082 shares (excluding 659,900 treasury shares).


                      DOCUMENTS INCORPORATED BY REFERENCE:

None.



                                                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

                  The current directors and executive officers of the Company, their ages, and positions and terms of office with the Company are set forth below.

Name                                                Age                   Position
Joel H. Girsky................................      64                    Chairman of the Board, President and Treasurer

Joseph F. Oliveri.............................      54                    Vice Chairman of the Board and Executive Vice
                                                                          President

Charles B. Girsky.............................      69                    Executive Vice President and Director

Jeffrey D. Gash...............................      51                    Executive Vice President and Secretary

Gary Giordano.................................      46                    Executive Vice President

Stephen A. Cohen..............................      66                    Director

Edward M. Frankel.............................      65                    Director

Joseph F. Hickey, Jr..........................      45                    Director



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

                  Gary Giordano became Executive Vice President in June 2000. From February 1992 to June 2000 he was a Vice President of Sales and Marketing.

                  Stephen A. Cohen has been a Director since 1970. Since August 1989, he has practiced law as a member of Morrison Cohen Singer & Weinstein, LLP, the Company's outside general counsel.

                  Edward M. Frankel became a Director in May 1984. Since December 1999, he has been Chairman of the Board of Vitaquest International, Inc., a distributor of vitamins and health and beauty products. For more than five years prior thereto, he served as President of Vitaquest and its predecessor entities.

                  Joseph F. Hickey, Jr. became a Director in May 1997. Since January 2003, he has been a retirement consultant for Cleary Gull Inc., a Milwaukee-based financial services firm. He is also currently a managing director at Hopewell Ventures, L.P., a venture capital firm. From February 1991 to April 2001, he was employed by Tucker Anthony Sutro Capital Markets, a national investment banking firm which merged with RBC Dain Rauscher Corp. in March 2002. He was a managing director in Tucker Anthony's investment banking department.

Section 16(a) Beneficial Ownership Reporting Compliance

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5. Executive officers, directors, and ten percent shareholders are required to furnish the Company with copies of such forms. Based solely on a review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that during Fiscal 2003, the Company's executive officers, directors, and ten percent shareholders complied with all applicable
Section 16(a) filing requirements.


Item 11.  Executive Compensation.

                  The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal years ended June 30, 2003, 2002 and 2001, by its Chief Executive Officer and each of the Company's other four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during the fiscal year ended June 30, 2003 ("Fiscal 2003"):



SUMMARY COMPENSATION TABLE


                                     Annual Compensation                                Long Term Compensation
                          -------------------------------------------        -----------------------------------------------
                                                                                Awards              Payouts
                                                                                ------              -------

                                                        Other Annual     Restricted                              All Other
 Name and                                               Compensation       Stock        Options/       LTIP     Compensation
                                                                   -                                           ------------
Principal Position        Year   Salary($)(1) Bonus($)     ($)(2)      Awards($)(3)(4) SARs(#)(4)   Payouts($)      ($)(5)
------------------        ----   ----------- --------     ------      --------------- ----------   ----------      ------
Joel H. Girsky            2003      337,500     --          --              --          25,000         --            60,496
Chairman of the Board     2002      346,900     --          --              --            --           --           151,633
President, and Treasurer  2001      325,000  720,000        --              --          50,000         --            59,083


Joseph F. Oliveri         2003      270,000   123,200       --              --          25,000         --               414
Vice Chairman and         2002      277,500    60,700       --              --            --           --               414
Executive Vice President  2001      300,000   175,500       --              --          15,000         --               207


Charles B. Girsky         2003      225,000     --          --              --          25,000         --             2,344
Executive Vice President  2002      231,300     --          --              --            --           --             2,344
                          2001      225,000   360,000       --              --          25,000         --             2,286

Jeffrey D. Gash           2003     144,000     2,700       --              --           25,000         --             2,473
Executive Vice            2002     148,000    10,800       --              --             --           --             2,964
President, Finance and    2001     152,500    50,800       --              --           15,000         --             1,124
Secretary

Gary Giordano             2003      180,000     --          --              --          25,000         --             1,095
Executive Vice President  2002      185,000     --          --              --            --           --             1,853
                          2001      184,300    43,600       --              --          15,000         --             1,180


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

     (3) On June 9, 1997, the Board of Directors awarded an aggregate of 97,500 shares of Common Stock under the Company's Restricted Stock Plan to its executive officers as follows: 37,500 shares of Common Stock to Mr. Joel Girsky, 37,500 shares of Common Stock to Mr. Charles Girsky, 15,000 shares of Common Stock to Mr. Jeffrey Gash and 7,500 shares of Common Stock to Mr. Gary Giordano. These grants were subject to the approval of the Company's shareholders, which approval was received on December 9, 1997. The awards vested in one-quarter increments annually. Accordingly, as of June 30, 2003, all of the aforementioned awards were vested. The value of the aggregate restricted stock holdings of these individuals at June 30, 2003 was as follows:
          $155,375 for Mr. Joel Girsky, $155,375 for Mr. Charles Girsky, $62,150 for Mr. Jeffrey Gash and $31,075 for Mr. Gary Giordano. These figures are based upon the fair market value per share of the Company's Common Stock at June 30, 2003, minus the purchase price of such awards. The closing sale price for the Company's Common Stock as of June 30, 2003 on the Nasdaq National Market was $4.81.

     (4) Adjusted to give effect to a 3-for-2 stock split which was effective on July 24, 2000.

     (5) Includes 401(k) matching contributions, premiums paid on group term life insurance, the taxable portion of split dollar life insurance policies and, in the case of Mr. Joel Girsky deferred compensation accrued in connection with his employment agreement with the Company. 401(k) matching contributions for Fiscal 2003 for the Named Executives were as follows: Mr. Joel Girsky - $1,248, Mr. Oliveri - $0, Mr. Charles Girsky - $1,125, Mr. Gash - $1,496 and Mr. Giordano - $825. Premiums paid on group term life insurance for Fiscal 2003 for the Named Executives were as follows: Mr. Joel Girsky - $1,188, Mr. Oliveri - $414, Mr. Charles Girsky - $1,219, Mr. Gash - $414 and Mr. Giordano - $270. The taxable portion of split dollar life insurance policies for Mr. Joel Girsky was $8,060 and for Mr. Gash was $563 for Fiscal 2003. $50,000 deferred compensation was accrued in Fiscal 2003 in connection with Mr. Joel Girsky's employment agreement with the Company.

Employment Agreements

                  The Company entered into a four-year employment agreement with Joel Girsky, effective as of July 1, 2001, to serve as the Company's Chairman and President. The employment agreement will automatically renew for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is delivered by either party, Mr. Girsky's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. However, in the event that a notice of non-renewal is delivered by either party at such time as Mr. Girsky is at least 70 years of age, then the employment agreement shall continue for a period of only one year following the anniversary date which follows immediately after the date that such notice is delivered. Mr. Joel Girsky receives a base salary of $375,000 for each fiscal year ending June 30. In addition, he is entitled to receive a cash bonus equal to four percent of the Company's earnings before income taxes for each fiscal year in which such earnings are between $1.0 million and $2.5 million, or six percent of the Company's earnings before income taxes for such fiscal year if such earnings are in excess of $2.5 million up to a maximum annual cash bonus of $720,000. If the Company's earnings before income taxes are in excess of $12.0 million for any such fiscal year, Mr. Girsky may also receive stock options. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $375,000 if he dies or becomes permanently disabled during the term of the employment agreement. The death benefit of $1.5 million provided for in the prior employment agreement was being funded by life insurance policies maintained by the Company, which policies were transferred to Mr. Girsky. Mr. Girsky also receives deferred compensation which accrues at the rate of $50,000 per year, and becomes payable in a lump sum at the cessation of his employment, with or without cause, at any time. In the event of a change in control, Mr. Girsky will receive 299% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky's base amount, as computed in accordance with Section 280G(d)(4) of the Internal Revenue Code of 1986. Additionally, upon a change of control, Mr. Girsky's employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Girsky. Commencing upon the termination of Mr. Girsky's employment with the Company, and ending on the later to occur of Mr. Girsky's death or his spouse's death, the Company will permit Mr. Girsky and his spouse to the extent eligible, to participate in the health and medical benefit program provided by the Company to senior executive officers.

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

                  The Company entered into a four-year employment agreement with Charles Girsky, effective as of July 1, 2001, to serve as the Company's Executive Vice President. The employment agreement will automatically renew for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is delivered by either party, Mr. Girsky's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. However, in the event that a notice of non-renewal is delivered by either party at such time as Mr. Girsky is at least 70 years of age, then the employment agreement shall continue for a period of only one year following the anniversary date which follows immediately after the date that such notice is delivered. Mr. Girsky receives a base salary of $250,000 for each fiscal year ending June 30. In addition, he is entitled to receive a cash bonus equal to two percent of the Company's earnings before income taxes for each fiscal year in which such earnings are between $1.0 million and $2.5 million, or three percent of the Company's earnings before income taxes for such fiscal year if such earnings are in excess of $2.5 million up to a maximum annual cash bonus of $360,000. If the Company's earnings before income taxes are in excess of $12.0 million for any such fiscal year, Mr. Girsky may also receive stock options. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $250,000 if he dies during the term of the employment agreement. The death benefit of $1.0 million provided for in the prior employment agreement was being funded by a life insurance policy maintained by the Company, which policy was transferred to Mr. Girsky. In the event of a change in control, Mr. Girsky will receive 250% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky's base amount, as computed in accordance with Section 280G(d)(4) of the Internal Revenue Code of 1986. Additionally, upon a change of control, Mr. Girsky's employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Girsky. Commencing upon the termination of Mr. Girsky's employment with Jaco, and ending on the later to occur of Mr. Girsky's death or his spouse's death, the Company will permit Mr. Girsky and his spouse to the extent eligible, to participate in the health and medical benefit program provided by the Company to senior executive officers.

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

Option Grants

Option Exercises and Fiscal Year-End Option Values

                  The following tables set forth information concerning the grant of stock options during Fiscal 2003 to each of the persons described in the Summary Compensation Table and the number and value of unexercised options held by them at the fiscal year-end.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants
------------------------ ------------------- ------------------- ------------------ ------------------ -----------------------
                         Number of            Percent of Total                                          Potential Realizable
                         Securities             Options/SARs                                              Value At Assumed
                         Underlying              Granted to                                            Annual Rates of Stock
                         Options/SARs           Employees in     Exercise or Base                        Price Appreciation
         Name            Granted (#)            Fiscal Year        Price ($/Sh)      Expiration Date    for Option Term (1)
         ----            -----------            -----------        ------------      ---------------        ---------------
                                                                                                          5%($)       10%($)
                                                                                                          -----       ------

Joel H. Girsky           25,000(2)                   9%                2.35         October 31,  2012     36,900      93,600

Joseph F. Oliveri        25,000(2)                   9%                2.35         October 31,  2012     36,900      93,600

Charles B. Girsky        25,000(2)                   9%                2.35         October 31,  2012     36,900      93,600

Jeffrey D. Gash          25,000(2)                   9%                2.35         October 31,  2012     36,900      93,600

Gary Giordano            25,000(2)                   9%                2.35         October 31,  2012     36,900      93,600


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

     (2) The options in the table were granted on November 1, 2002 under the Company's 2000 Stock Option Plan and have exercise prices equal to the fair market value of the Company's Common Stock on the date of grant. The options become exercisable one year from the date of grant.



               AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                                     Value of Unexercised
                                Shares                           Number of Unexercised            In-the-Money Option/SARs at
                               Acquired        Value          Option/SARs at FY-End (#)(1)               FY-End($)(2)
                             On Exercise       Realized        Exercisable  Unexercisable           Exercisable Unexercisable
                             ------------      ---------       -----------  -------------           ----------- -------------
          Name                    (#)             ($)
          ----                    ---             ---

Joel H. Girsky                    --              --               410,000      25,000                 855,300      61,500

Joseph F. Oliveri                 --              --                45,000      25,000                    --        61,500

Charles B. Girsky                 --              --                77,500      25,000                 147,800      61,500

Jeffrey D. Gash                   --              --                45,000      25,000                  79,900      61,500

Gary Giordano                     --              --                30,000      25,000                  34,700      61,500


(1) Adjusted to give effect to a 3-for-2 stock split which was effective on July 24, 2000.

(2) Based on the fair market value per share of the Common Stock at year end, minus the exercise or base price on "in-the-money" options. The closing sale price for the Company's Common Stock as of June 30, 2003 on the Nasdaq National Market was $4.81.

Director Compensation

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

     On November 1, 2002, the Company granted each of Mr. Stephen A. Cohen, Mr. Edward M. Frankel and Mr. Joseph F. Hickey, Jr., ten year options to purchase 25,000 shares of Common Stock at an exercise price of $2.35 per share. The per share exercise price of each option is equal to the closing price of the Common Stock on the date of grant. The options vest on the one-year anniversary date of the date of grant and were issued pursuant to the Company's 2000 Stock Option Plan.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

                  The Company's employment agreements with Messrs. Joel Girsky, Charles Girsky, Jeffrey Gash and Joseph Oliveri, and the change-in-control agreement with Gary Giordano are described on pages 5 through 7 of this Form 10-K.

Compensation Committee Interlocks and Insider Participation

     Joseph F. Hickey, Jr., a Director and member of the Compensation Committee, was a managing director of Tucker Anthony Sutro Capital Markets through April 2001, which firm rendered services to the Company from time to time. Tucker Anthony Sutro Capital Markets merged with RBC Dain Rauscher Corp. in March 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                  The following table sets forth the number and percentage of shares of Common Stock owned as of October 27, 2003 by (i) each director of the Company, (ii) all persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the outstanding shares of Common Stock,
(iii) each of the executive officers, and (iv) all of the Company's directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of Common Stock set forth opposite such person's name, except as otherwise indicated.






            Name and Address of                       Aggregate Number of Shares   Percentage of Shares Beneficially
            Beneficial Owner(1)                           Beneficially Owned               Owned(2)
            -------------------                           ------------------               --------

Joel H. Girsky                                         1,126,640  (3)                        18.1%

Joseph F. Oliveri                                         70,000  (4)                         1.2%

Charles B. Girsky                                        553,360  (5)                         9.2%

Stephen A. Cohen                                          59,683  (6)                         1.0%

Edward M. Frankel                                         41,250  (7)                         **

Joseph F. Hickey, Jr.                                     57,750  (8)                         1.0%

Jeffrey D. Gash                                           87,298  (9)                         1.5%

Gary Giordano                                             62,500  (10)                        1.0%

Dimensional Fund Advisors                                456,022  (11)                        7.7%
1299 Ocean Avenue
11th Floor
Santa Monica, CA  90401

Royce & Associates, LLC                                  757,150  (12)                       12.8%
1414 Avenue of the Americas
New York, NY  10019

All directors and executive officers as a              2,058,481  (13)                       31.0%
group (8 persons)
---------------------------------


**       Less than one percent.

(1) Unless otherwise indicated, the address of each person listed is 145 Oser Avenue, Hauppauge, New York, 11788.


(2) Assumes a base of 5,927,082 shares of Common Stock outstanding, before any consideration is given to outstanding options.


(3) Includes (i) 210,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, (ii) 75,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan, and (iii) 37,500 shares of Common Stock awarded under the Company's Restricted Stock Plan.

(4) Includes (i) 30,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, and (ii) 40,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan.


(5) Includes (i) 347,815 shares of Common Stock owned by the Girsky Family Trust, (ii) 52,500 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, (iii) 50,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan, and (iv) 37,500 shares of Common Stock awarded under the Company's Restricted Stock Plan.


(6)       Includes (i) 7,183 shares of Common Stock owned directly by Mr. Cohen,
          (ii) 11,250 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, (iii) 30,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan, and (iv) 11,250 shares of Common Stock held as nominee for the law firm of Morrison Cohen Singer & Weinstein, LLP, in which Mr. Cohen is a partner. Mr. Cohen disclaims beneficial ownership of the 11,250 shares except to the extent of his pecuniary interest therein by virtue of his partnership interest in Morrison Cohen Singer & Weinstein, LLP.


(7) Includes (i) 11,250 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, and (ii) 30,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan.


(8) Includes (i) 11,250 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, and (ii) 30,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan.


(9) Includes (i) 30,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, (ii) 40,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan, and (iii) 15,000 shares of Common Stock awarded under the Company's Restricted Stock Plan.

(10) Includes (i) 15,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 1993 Non-Qualified Stock Option Plan, (ii) 40,000 shares of Common Stock acquirable pursuant to options exercisable within 60 days granted under the Company's 2000 Stock Option Plan, and (iii) 7,500 shares of Common Stock awarded under the Company's Restricted Stock Plan.


(11) These securities are held in investment advisory accounts of Dimensional Fund Advisors, Inc. This information is based upon an amendment to Schedule 13G dated, February 12, 2003, and information made available to the Company.


(12) The information is based upon an amendment to Schedule 13G dated February 2, 2003, and information made available to the Company.


(13) Includes 706,250 shares of Common Stock acquirable pursuant to options exercisable within 60 days and 97,500 shares of Common Stock awarded under the Company's Restricted Stock Plan.

Equity Compensation Plan Disclosure

                  The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of June 30, 2003:

                                                                                                       (c)
                                             (a)                         (b)                   Number of Securities
                                     Number of Securities         Weighted-Average           Remaining Available for
                                      To be Issued Upon           Exercise Price of        Future Issuance Under Equity
                                   Exercise of Outstanding           Outstanding          Compensation Plans (Excluding
                                    Options, Warrants and             Options,                      Securities
Plan Category                               Rights               Warrants and Rights          Reflected in Column(a)
-------------------------------    -------------------------    ----------------------    -------------------------------

Equity compensation plans
(stock options) approved by
stockholders                                1,094,750                   $3.96                         82,750

Equity compensation plans not
approved by stockholders                       22,500                   $2.75                          -0-
                                   -------------------------    ----------------------    -------------------------------

Total                                       1,117,250                   $3.94                         82,750
                                   =========================    ======================    ===============================



                  In September 1998, two outside directors were each granted 11,250 options to purchase the Company's Common Stock at the fair market value on the date of grant. These 22,500 options, which were outstanding at June 30, 2003, were not granted pursuant to any of the Company's existing stock option plans.

Item 13.  Certain Relationships and Related Transactions.

         During Fiscal 2003, the Company paid approximately 692,300 of rental expenses in connection with the Company's main headquarters and centralized inventory distribution facility, located in Hauppauge, New York, which was paid to Bemar Realty Company, the owner of such premises. Bemar is a partnership consisting of Messrs. Joel Girsky and Charles Girsky, both of whom are officers, directors and principal shareholders of the Company. The lease on the property, which is net of all expenses, including taxes, utilities, insurance, maintenance and repairs was renewed on January 1, 1996 and expires on December 31, 2003. The Company believes the current rental rate is at its fair market value.

         Joseph F. Oliveri, the Company's Vice Chairman of the Board and an Executive Vice President, served as a director of EMC Corporation ("EMC"), a public company, from March 1993 to October 9, 2001. Mr. Oliveri was also the President and Chief Executive Officer of Interface from March 1983 until June 2000, when it was acquired by the Company. Interface sells components to contract manufacturers which incorporate such components into products sold to EMC. Mr. Oliveri was a 40% stockholder of Interface, and therefore, upon the acquisition of Interface, Mr. Oliveri received his proportionate share of both the $15,400,000 purchase price paid by the Company at the closing, and the deferred payments made subsequent to the closing in the aggregate amount of $5,002,860.

         Joseph F. Hickey, Jr., a Director, was also a managing director of Tucker Anthony Sutro Capital Markets through April 2001, which firm rendered services to the Company from time to time. Tucker Anthony Sutro Capital Markets merged with RBC Dain Rauscher Corp. in March 2002.

                            PART IV

ITEM 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K


                  The Registrant is also amending the Exhibit Index in Item 15 to include the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1 and 31.2.

(a)(3). Exhibits Required by Item 601 of Regulation S-K

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

Date:  October 28, 2003
                                                     JACO ELECTRONICS, INC.


                    By:      /s/ Joel H. Girsky
                                 ----------------------------------
                             Joel H. Girsky, Chairman, President and
                                      Treasurer (Principal Executive
                                      Officer)

                    By:      /s/ Jeffrey D. Gash
                                 ----------------------------------
                             Jeffrey D. Gash, Executive Vice President -
                                      Finance and Secretary (Principal Financial
                                      and Accounting Officer)