Form 10-Q
period 2003-09-30
JACO ELECTRONICS INC
filed 2003-11-14
CIK 52971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes   X                    No __
   -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes __                  No   X
                          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                Shares Outstanding at November 7, 2003
   -----                                 --------------------------------------
Common Stock, $0.10 Par Value           5,927,082 (excluding 659,900 shares
                                         held as treasury stock)



FORM 10-Q                                                                       September 30, 2003
Page 2


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                September 30,           June 30,
                                                                  2003                    2003
                                                              ---------------          -----------
ASSETS

Current Assets

         Cash                                                 $    25,361               $   157,467
         Restricted cash                                          800,000                   800,000
         Marketable securities                                    671,381                   652,608
         Accounts receivable - net                             43,033,476                31,997,984
         Inventories                                           40,962,835                40,493,508
         Prepaid expenses and other                             1,127,585                 1,036,856
         Prepaid and refundable income taxes                    1,251,253                 1,059,897
         Deferred income taxes                                  2,606,000                 2,555,000
                                                                ---------                 ---------

                  Total current assets                         90,477,891                78,753,320


Property, plant and equipment - net                             5,318,932                 5,559,122

Deferred income taxes                                             418,000                   431,000

Excess of cost over net assets acquired - net                  25,599,082                25,599,082

Other assets                                                    3,810,509                 3,869,254
                                                              -----------               -----------

Total assets                                                 $125,624,414              $114,211,778
                                                             ============              ============







                 See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                                            September 30, 2003
Page 3



                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                      September 30,          June 30,
                                                                         2003                  2003
                                                                     ----------------       ----------

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                      $ 36,444,603        $ 31,154,244
         Current maturities of long-term debt and
           capitalized lease obligations                                 612,816             679,552
                                                                   -------------        ------------

         Total current liabilities                                    37,057,419          31,833,796

Long-term debt and capitalized lease obligations                      42,006,199          35,860,325

Deferred compensation                                                    962,500             950,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued
         Common stock - authorized, 20,000,000,
            $.10 par value; issued 6,586,982 and
               6,425,732 shares, respectively,
           and 5,927,082 and 5,765,832 shares
           outstanding, respectively                                     658,698             642,573
         Additional paid-in capital                                   25,579,323          25,152,010
         Retained earnings                                            21,694,396          22,117,967
         Accumulated other comprehensive loss                           (19,555)            (30,327)
         Treasury stock - 659,900 shares at cost                     (2,314,566)         (2,314,566)
                                                                      ----------         -----------

         Total shareholders' equity                                   45,598,296          45,567,657
                                                                      ----------          ----------


         Total liabilities and shareholders' equity                 $125,624,414        $114,211,778
                                                                    ============        ============




                  See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                                       September 30, 2003
Page 4



                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                                   2003                 2002
                                                               --------------       -------------


NET SALES                                                         $72,268,544         $49,043,655


COST AND EXPENSES

Cost of goods sold                                                 63,064,859          42,696,191
                                                                   ----------          ----------

         Gross profit                                               9,203,685           6,347,464

Selling, general and administrative expenses                        9,411,462           7,465,363
                                                                 ------------        ------------

         Operating loss                                             (207,777)         (1,117,899)

Interest expense                                                      443,794             401,311
                                                                 ------------        ------------

         Loss before income taxes                                   (651,571)         (1,519,210)

Income tax benefit                                                  (228,000)           (532,000)
                                                                 ------------        ------------


         NET LOSS                                                $  (423,571)        $  (987,210)
                                                                 ============        ============

Net loss per common share:

         Basic and Diluted                                       $     (0.07)        $     (0.17)
                                                                 ============        ============


Weighted average common shares outstanding:

         Basic and Diluted                                          5,792,123           5,807,432
                                                                 ============        ============





             See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                           September 30, 2003
Page 5



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)





                                                                    Additional
                                                                      paid-in            Retained
                                        Shares       Amount           capital            earnings
                                   --------------- -------------- ----------------  -------------------


Balance at July 1, 2003                 6,425,732      $ 642,573     $ 25,152,010         $ 22,117,967

Net loss                                                                                      (423,571)

Unrealized gain on marketable
  securities, net of deferred taxes

Exercise of stock options                 161,250         16,125          427,313
                                   --------------- -------------- ----------------  -------------------

Balance at September 30, 2003           6,586,982      $ 658,698     $ 25,579,323         $ 21,694,396
                                   =============== ============== ================  ===================



                                          Accumulated
                                             other                             Total
                                         comprehensive      Treasury       shareholders'
                                             loss              stock           equity
                                        ---------------- ---------------- -----------------

Balance at July 1, 2003                     $ (30,327)    $ (2,314,566)     $ 45,567,657

Net loss                                                                        (423,571)

Unrealized gain on marketable
  securities, net of deferred taxes            10,772                             10,772

Exercise of stock options                                                        443,438
                                            ---------- ---------------- -----------------

Balance at September 30, 2003               $ (19,555)    $ (2,314,566)     $ 45,598,296
                                            ========== ================ =================



     See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                         September 30, 2003
Page 6


          JACO ELECTRONICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                          (UNAUDITED)

                                                                                       2003                 2002
                                                                                 ------------------   -----------------

Cash flows from operating activities
      Net loss                                                                          $ (423,571)         $ (987,210)

Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities
          Depreciation  and amortization                                                   526,603             559,246
          Deferred compensation                                                             12,500              12,500
          Deferred income tax (benefit) expense                                            (44,000)             25,000
          Gain on sale of equipment                                                         (2,100)
          Provision for doubtful accounts                                                  201,250             192,500
          Changes in operating assets and liabilities
             (Increase) decrease in operating assets - net                             (11,988,154)          2,424,187
             Increase in operating liabilities - net                                     5,290,359             502,655
                                                                                 ------------------   -----------------

          Net cash (used in) provided by operating activities                           (6,427,113)          2,728,878
                                                                                 ------------------   -----------------

Cash flows from investing activities
Capital expenditures                                                                      (209,406)            (27,121)
Proceeds from sale of equipment                                                              2,100
Purchase of marketable securities                                                           (2,001)             (1,916)
Business acquisitions - deferred payments                                                                   (2,099,563)
(Increase) decrease in other assets                                                        (18,262)             62,391
                                                                                 ------------------   -----------------

         Net cash used in investing activities                                            (227,569)         (2,066,209)
                                                                                 ------------------   -----------------

Cash flows from financing activities
Borrowings under line of credit                                                         67,814,407          46,162,798
Payments under line of credit                                                          (61,533,924)        (46,545,132)
Principal payments under equipment financing
and term loans                                                                            (201,345)           (223,080)
Proceeds from exercise of stock options                                                    443,438
                                                                                 ------------------   -----------------

Net cash provided by (used in) financing activities                                      6,522,576            (605,414)
                                                                                 ------------------   -----------------

NET (DECREASE) INCREASE IN CASH                                                           (132,106)             57,255
                                                                                 ------------------   -----------------

Cash at beginning of period                                                                157,467             324,447
                                                                                 ------------------   -----------------

Cash at end of period                                                                     $ 25,361           $ 381,702
                                                                                 ==================   =================


     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                     September 30, 2003
Page 7


                    JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations of Jaco Electronics, Inc. and its subsidiaries (the "Company") at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated statements for the fiscal year ended June 30, 2003 and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2) The Company's credit agreement with its banks, as amended, provides the Company with a $45,000,000 revolving line of credit facility. The credit facility is based principally on eligible accounts receivable and inventories of the Company as defined in the agreement. The agreement was amended on September 19, 2003 to extend the maturity date to October 1, 2004. The agreement was subsequently amended on November 7, 2003 to provide a waiver for noncompliance of a certain financial covenant for the quarter ended September 30, 2003. Further, the Company is actively pursuing a replacement lender for one of its two lenders. If the Company is unable to replace this lender by December 31, 2003, the Company will be required to pay $125,000 to its banks. In addition, for any subsequent completed quarters without a replacement lender, an additional $125,000 must be paid to its banks. The agreement also requires the Company to maintain an $800,000 compensating balance arrangement with its banks in an interest bearing account, which was funded during the quarter ended December 31, 2002. The interest rate was based on the average 30-day LIBOR plus 2.25% to 2.75% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a specified financial ratio. Effective September 19, 2003, the rate converted to the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%. Effective November 7, 2003, the rate converted to the higher of the prime rate plus 1% or the federal funds rate plus 1.50%. In addition, the rate will convert to the higher of the prime rate plus 2% or the federal funds rate plus 2.50% if certain terms under the agreement are not met by December 31, 2003. The outstanding balance on the revolving line of credit facility was $41.8 million with an additional $3.2 million available at September 30, 2003. Borrowings under this facility are collateralized by substantially all of the assets of the Company.

3) For interim financial reporting purposes, the Company uses the gross profit method for computing inventories, which consists principally of goods held for resale.

4) On September 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock from November 5, 2002 through September 30, 2003 for aggregate consideration of $110,051.

FORM 10-Q                                                     September 30, 2003
Page 8




5) Total comprehensive loss and its components for the three months ended September 30, 2003 and 2002 are as follows:

                                                       Three Months Ended
                                                         September 30,
                                                --------------------------------
                                                    2003               2002
                                                --------------     -------------

Net loss                                          $ (423,571)        $ (987,210)

Unrealized gain (loss)
  on marketable securities                             16,772           (97,978)


Deferred tax (expense) benefit                        (6,000)             37,000
                                                --------------     -------------


Comprehensive loss                                $ (412,799)      $ (1,048,188)
                                                ==============     =============

         Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.


6) The company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employess," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB No. 25, compensation expense is only recognized when the market value of the underlying stock at the date of grant exceeds the amount an employee must pay to acquire the stock. Accordingly, no compensation expense has been recognized in the Company's condensed consolidated financial statements in connection with employee stock option grants.
         The following table illustrates the effect on net income and earnings per share for the three months ended September 30, 2003 and 2002 had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

FORM 10-Q                                                     September 30, 2003
Page 9




                                                       Three Months Ended
                                                         September 30,
                                                --------------------------------
                                                    2003               2002
                                                --------------     -------------

Net loss, as reported                              $(423,571)         $(987,210)

Deduct: Total stock-based employee
   compensation expense determined under the
   fair value based method for all awards, net
   of  related tax effects                           (73,044)
                                                --------------     -------------

Pro forma net loss                                 $(496,615)         $(987,210)
                                                ==============     =============

Net loss per common share:

           Basic - as reported                        $(0.07)            $(0.17)
                                                ==============     =============
           Basic - pro forma                          $(0.09)            $(0.17)
                                                ==============     =============
           Diluted - as reported                      $(0.07)            $(0.17)
                                                ==============     =============
           Diluted - pro forma                        $(0.09)            $(0.17)
                                                ==============     =============


7) The weighted average common shares outstanding, net of treasury shares, used in the Company's basic and diluted earnings per share computations on its condensed consolidated statements of operations were 5,792,123 and 5,807,432 for the three months ended September 30, 2003 and 2002, respectively. Excluded from the calculation of earnings per share are options to purchase 939,750 and 844,548 shares of the Company's common stock for the three months ended September 30, 2003 and 2002, respectively, as their inclusion would have been antidilutive. Common stock equivalents for stock options are calculated using the treasury stock method.

8) In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position, results of operations or cash flows.

9) In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial position, results of operations or cash flows.

FORM 10-Q                                                    September 30, 2003
Page 10



10) In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities which would require consolidation under FIN No. 46. Accordingly, the adoption of FIN No. 46 has had no effect on the Company's consolidated financial position, results of operations or cash flows.

11) The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.

12) The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company's primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for the three months ended September 30, 2003 and 2002 is not considered material to the Company's financial statements.
           The Company's chief operating decision maker utilizes net sales and net earnings information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company's annual report to shareholders for the fiscal year ended June 30, 2003. Information about the Company's segments is as follows:



FORM 10-Q                                                     September 30, 2003
Page 11

                                                                Three Months Ended
                                                                   September 30,
                                                            2003                2002
                                                         ---------           -------
                                                                  (in thousands)
Net sales from external customers
    Electronics components distribution                    $67,428             $46,086
    Contract manufacturing                                   4,841               2,958
                                                           -------             -------

                                                           $72,269             $49,044
                                                            ======              ======

Intersegment net sales
    Electronics components distribution                   $    759           $      40
    Contract manufacturing                                       3                 ___
                                                            ------              -------

                                                         $     762           $      40
                                                          ========            ========

Operating (loss) profit
    Electronics components distribution                  $    (456)          $    (819)
    Contract manufacturing                                     248                (299)
                                                           -------            ---------

                                                         $    (208)           $ (1,118)
                                                              =====             =======

Interest expense
    Electronics components distribution                   $    352            $    288
    Contract manufacturing                                      92                 113
                                                           -------            --------

                                                           $   444             $   401
                                                            ======              ======

(Loss) earnings before income taxes
    Electronics components distribution               $       (808)       $     (1,107)
    Contract manufacturing                                     156                (412)
                                                         ---------          -----------

                                                       $      (652)        $    (1,519)
                                                          =========         ===========

Identifiable assets
    Electronics components distribution                   $114,003            $ 94,884
    Contract manufacturing                                  11,621              12,513
                                                          --------            --------

                                                          $125,624            $107,397
                                                           =======             =======

Capital expenditures
    Electronics components distribution                   $    191           $      27
    Contract manufacturing                                      18                  __
                                                           -------              -------

                                                           $   209             $    27
                                                            ======              ======

Depreciation and amortization
    Electronics components distribution                   $    328            $    353
    Contract manufacturing                                     199                 206
                                                          --------            --------

                                                          $    527            $    559
                                                           =======             =======


FORM 10-Q                                                    September 30, 2003
Page 12

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

FORM 10-Q                                                     September 30, 2003
Page 13


Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:

                                                 Three Months Ended
                                                    September 30,
                                           ------------------------------

                                              2003               2002
                                           ----------         ----------


Net sales                                        100.0%             100.0%
Cost of goods sold                                87.3               87.1
                                           ----------         ----------

Gross profit                                      12.7               12.9
Selling, general and
  administrative expenses                         13.0               15.2
                                           ----------         ----------

Operating loss                                   (0.3)              (2.3)
Interest expense                                   0.6                0.8
                                           ----------         ----------

Loss before income taxes                         (0.9)              (3.1)
Income tax benefit                               (0.3)              (1.1)
                                           ----------         ----------
NET LOSS                                         (0.6)%             (2.0)%
                                           ============       ============

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

         Net sales for the three months ended September 30, 2003 were $72.3 million compared to $49.1 million for the three months ended September 30, 2002, representing a 47.4% increase. The $23.2 million increase represents both internal growth and the additional sales resulting from the purchase of certain assets of the electronics distribution business of Reptron Electronics, Inc. ("Reptron). We still are not certain if we are seeing the beginning of a general recovery. However, we continue to see business improve at certain customers in different business segments. We are also experiencing increased demand for certain products, specifically semiconductors and flat panel displays ("FPD"). We continue to focus on our FPD sales. We have had success in marketing our integration capabilities for our FPD product in addition to the sale of FPD components. During the quarter, our FPD sales were approximately $15.1 million, or 22.2% of distribution sales. We market our other passive and active components through various inventory management programs. Active components including FPD sales represented 75.3% and passive components represented 24.7% for the three months ended September 30, 2003.
         Gross profit was $9.2 million, or 12.7% for the three months ended September 30, 2003, as compared to $6.3 million, or 12.9% for the three months ended September 30,2002. The increase in gross profit is a result of the increase in net sales. Though we have seen an increase in demand for product, pricing continues to be highly competitive. Our product mix continues to increase as it relates to active components. Active components historically sell at lower margins than passive components.

FORM 10-Q                                                     September 30, 2003
Page 14


         Selling, general and administrative ("SG&A") expenses were $9.4 million, or 13.0% of net sales for the three months ended September 30, 2003, compared to $7.5 million, or 15.2% of net sales for the three months ended September 30, 2002. Almost all of the increase is attributed to the acquisition of Reptron. We continue to strive to operate more efficiently. The core competencies of the consolidation with Reptron is seen by the reduction in SG&A as a percentage of sales to 13.0% this quarter compared to 15.2% for the comparable quarter last year.
         Interest expense increased slightly to $444,000 for the three months ended September 30, 2003 compared to $401,000 for the three months ended September 30, 2002.The increase in interest expense is primarily attributable to the increase in bank borrowings. The acquisition of Reptron and growth in accounts receivable based on the increase in net sales, which was partially offset by the increase in accounts payable, resulted in the increase in bank borrowings.
         Net loss for the three months ended September 30, 2003 was $0.4 million, or $0.07 per diluted share, compared to a net loss for the three months ended September 30, 2002 of $1.0 million, or $0.17 per diluted share. We were able to reduce our net loss approximately 57.1% during the current quarter compared to the comparable quarter last year, primarily as a result of the increase in net sales and the decrease in SG&A as a percentage of net sales.


LIQUIDITY AND CAPITAL RESOURCES

         Our credit agreement with our banks, as amended, provides us with a $45 million revolving line of credit facility. The credit facility is based principally on our eligible accounts receivable and inventories, as defined in the agreement. The agreement was amended on September 19, 2003 to extend the maturity date to October 1, 2004. The agreement was subsequently amended on November 7, 2003 to provide a waiver for noncompliance of a certain financial covenant for the quarter ended September 30, 2003. Further, the Company is actively pursuing a replacement lender for one of its two lenders. If the Company is unable to replace this lender by December 31, 2003, the Company will be required to pay $125,000 to its banks. In addition, for any subsequent completed quarters without a replacement lender, an additional $125,000 must be paid to its banks. The agreement also requires us to maintain an $800,000 compensating balance arrangement with our banks in an interest bearing account, which was funded during the quarter ended December 31, 2002. The interest rate applicable to borrowings under our credit facility was based on the average 30-day LIBOR rate plus 2.25% to 2.75%, depending on our performance for the immediately preceding four fiscal quarters measured by a specified financial ratio. Effective September 19, 2003, the rate converted to the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%. Effective November 7, 2003, the rate converted to the higher of the prime rate plus 1% or the federal funds rate plus 1.50%. In addition, the rate will convert to the higher of the prime rate plus 2% or the federal funds rate plus 2.50% if certain terms under the agreement are not met by December 31, 2003. The outstanding balance on the revolving line of credit facility was $41.8 million with an additional $3.2 million available at September 30, 2003. Borrowings under this facility are collateralized by substantially all of our assets. The agreement contains provisions for maintenance of certain financial ratios and prohibits the payment of cash dividends. Failure to remain in compliance with these covenants could trigger an acceleration of our obligation to repay all outstanding borrowings under our credit facility.
         For the three months ended September 30, 2003, our net cash used in operating activities was approximately $6.4 million, as compared to net cash provided by operating activities of $2.7 million for the same period in our last fiscal year. The increase in net cash used is primarily attributable to an increase in our accounts receivable and inventory. This was partially offset by an increase in our accounts payable and accrued expenses. The increase in our accounts receivable was the result of the increase of our net sales during the quarter. Net cash used in investing activities decreased to $0.2 million for the three months ended September 30, 2003, as compared to $2.1 million for the three months ended September 30, 2002. The decrease is primarily attributable to deferred payments of $2.1 million for the three months ended September 30, 2002 related to our acquisition in June 2000 of Interface Electronics Corp. Net cash provided by financing activities was $6.5 million for the three months ended September 30, 2003 as compared to net cash used in financing activities of $0.6 million for the same period in our last fiscal year. The increase in net cash provided is primarily attributable to the increase in net borrowings under our credit facility of approximately $5.9 million.

FORM 10-Q                                                     September 30, 2003
Page 15

         For the three months ended September 30, 2003 and 2002, our inventory turnover was 6.2x and 4.0x, respectively. The average days outstanding of our accounts receivable at September 30, 2003 was 47 days, as compared to 51 days at September 30, 2002. Based upon our present plans, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the foreseeable future. However, our cash expenditures may vary significantly from current levels based on a number of factors, including, but not limited to, future acquisitions and capital expenditures, if any. Historically, we have been able to obtain amendments to our existing credit facility to satisfy financial covenants, when necessary. While we can give no assurance that any such future amendment, if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources.

Inflation

         Inflation has not had a significant impact on our operations during the last three fiscal years.

Critical Accounting Policies and Estimates

         We have disclosed in Note A to our consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 those accounting policies that we consider to be significant in determining our results of operations and financial position. There have been no material changes to the critical accounting policies previously identified and described in our Form 10-K. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.
         The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis our making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

New Accounting Standards

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, "Accounting for
Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial position, results of operations or cash flows.

FORM 10-Q                                                     September 30, 2003
Page 16


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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at the higher of the prime rate plus 1% or the federal funds rate plus 1.50%. At October 31, 2003, $38.2 million was outstanding under the credit facility. Changes in the prime interest rate or the federal funds rate during the fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the prime interest rate or the federal funds rate will increase or decrease our interest expense under the credit facility by approximately $0.4 million based on the amount of outstanding borrowings at October 31, 2003.
         The impact of interest rate fluctuations on our other floating rate debt is not material.


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

FORM 10-Q                                                     September 30, 2003
Page 17

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

                           Nothing to Report

Item 5.           Other Information

                            Nothing to Report


Item 6.          Exhibits and Reports on Form 8-K

     a) Exhibit 31.1 - Certification of President and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 31.2 - Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32.1 - Certification of President and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32.2 - Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               Exhibit 99.8.18 - Amendment to Second Restated and Amended Loan and Security Agreement dated November 7, 2003.

     b)   Reports on Form 8-K

               (1) On August 27, 2003, a Current Report on Form 8-K was filed amending the Company's Current Report on Form 8-K filed June 26, 2003.

               (2) On September 29, 2003, a Current Report on Form 8-K was filed to announce the Company's results for its fourth quarter and fiscal year ending June 30, 2003.

                                S I G N A T U R E




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2003
                                    JACO ELECTRONICS, INC.
                                              (Registrant)



                           BY:  /s/ Jeffrey D. Gash
                                    ---------------------------------------
                                    Jeffrey D. Gash, Executive Vice President,
                                    Finance and Secretary
                                    (Principal Financial Officer)