Form 10-Q
period 2003-12-31
JACO ELECTRONICS INC
filed 2004-02-17
CIK 52971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X          No __
    -----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes __          No X
                  ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Shares Outstanding at February 6, 2004
                  -----                 --------------------------------------
Common Stock, $0.10 Par Value           5,932,082 (excluding 659,900 shares
                                                held as treasury stock)




FORM 10-Q                                                                       December 31, 2003
Page 2


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                December 31,            June 30,
                                                                  2003                    2003
                                                              ---------------          -----------
ASSETS

Current Assets

         Cash                                                 $   487,255               $   157,467
         Restricted cash                                                                    800,000
         Marketable securities                                    747,636                   652,608
         Accounts receivable - net                             35,998,760                31,997,984
         Inventories                                           45,704,149                40,493,508
         Prepaid expenses and other                             1,035,361                 1,036,856
         Prepaid and refundable income taxes                    1,324,338                 1,059,897
         Deferred income taxes                                  2,739,000                 2,555,000
                                                                ---------                 ---------

                  Total current assets                         88,036,499                78,753,320


Property, plant and equipment - net                             4,931,864                 5,559,122

Deferred income taxes                                             404,000                   431,000

Excess of cost over net assets acquired - net                  25,599,082                25,599,082

Other assets                                                    3,032,473                 3,869,254
                                                              -----------               -----------


Total assets                                                 $122,003,918              $114,211,778
                                                             ============              ============







     See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                            December 31, 2003
Page 3



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                      December 31,           June 30,
                                                                         2003                  2003
                                                                     ----------------------------------

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                      $ 38,733,798        $ 31,154,244
         Current maturities of long-term debt and
           capitalized lease obligations                                 553,942             679,552
                                                                   -------------        ------------


         Total current liabilities                                    39,287,740          31,833,796

Long-term debt and capitalized lease obligations                      36,523,258          35,860,325

Deferred compensation                                                    975,000             950,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued
         Common stock - authorized, 20,000,000,
            $0.10 par value; issued 6,591,982 and
            6,425,732 shares, respectively,
           and 5,932,082 and 5,765,832 shares
           outstanding, respectively                                     659,198             642,573
         Additional paid-in capital                                   25,590,573          25,152,010
         Retained earnings                                            21,257,159          22,117,967
         Accumulated other comprehensive gain (loss)                      25,556            (30,327)
         Treasury stock - 659,900 shares at cost                      (2,314,566)        (2,314,566)
                                                                       ----------        -----------

         Total shareholders' equity                                   45,217,920          45,567,657
                                                                      ----------          ----------


         Total liabilities and shareholders' equity                 $122,003,918        $114,211,778
                                                                    ============        ============




                  See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                       December 31, 2003
Page 4



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                                   2003                 2002
                                                               --------------       -------------

NET SALES                                                         $66,819,181         $54,180,114


COST AND EXPENSES

Cost of goods sold                                                 57,882,435          47,265,256
                                                                   ----------          ----------

         Gross profit                                               8,936,746           6,914,858

Selling, general and administrative expenses                        8,992,015           7,348,081
                                                                 ------------        ------------

         Operating loss                                              (55,269)           (433,223)

Interest expense                                                      616,968             398,796
                                                                 ------------        ------------

         Loss before income taxes                                   (672,237)           (832,019)

Income tax benefit                                                  (235,000)           (291,000)
                                                                 ------------        ------------


         NET LOSS                                                $  (437,237)        $  (541,019)
                                                                 ============        ============

Net loss per common share:

         Basic and Diluted                                       $     (0.07)        $     (0.09)
                                                                 ============        ============


Weighted average common shares outstanding:

         Basic and Diluted                                          5,928,169           5,791,717
                                                                 ============        ============



     See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                                       December 31, 2003
Page 5



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                                   2003                 2002
                                                               --------------       -------------


NET SALES                                                        $139,087,725        $103,223,769


COST AND EXPENSES

Cost of goods sold                                                120,947,294          89,961,447
                                                                  -----------          ----------

         Gross profit                                              18,140,431          13,262,322

Selling, general and administrative expenses                       18,403,477          14,813,444
                                                                 ------------        ------------

         Operating loss                                             (263,046)         (1,551,122)

Interest expense                                                    1,060,762             800,107
                                                                 ------------        ------------

         Loss before income taxes                                 (1,323,808)         (2,351,229)

Income tax benefit                                                  (463,000)           (823,000)
                                                                 ------------        ------------


         NET LOSS                                                $  (860,808)        $(1,528,229)
                                                                 ============        ============

Net loss per common share:

         Basic and Diluted                                       $     (0.15)        $     (0.26)
                                                                 ============        ============


Weighted average common shares outstanding:

         Basic and Diluted                                          5,860,146           5,799,574
                                                                 ============        ============





     See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                        December 31, 2003
Page 6



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                                   (UNAUDITED)





                                                                    Additional
                                                                      paid-in            Retained
                                        Shares       Amount           capital            earnings
                                   --------------- -------------- ----------------  -------------------


Balance at July 1, 2003                 6,425,732      $ 642,573     $ 25,152,010         $ 22,117,967

Net loss                                                                                      (860,808)

Unrealized gain on marketable
  securities, net of deferred taxes

Exercise of stock options                 166,250         16,625          438,563
                                   --------------- -------------- ----------------  -------------------

Balance at December 31, 2003            6,591,982      $ 659,198     $ 25,590,573         $ 21,257,159
                                   =============== ============== ================  ===================



                                        Accumulated
                                           other                             Total
                                        comprehensive      Treasury       shareholders'
                                         (loss) gain        stock           equity
                                        -------------- ---------------- -----------------

Balance at July 1, 2003                     $ (30,327)    $ (2,314,566)     $ 45,567,657

Net loss                                                                        (860,808)

Unrealized gain on marketable
  securities, net of deferred taxes            55,883                             55,883

Exercise of stock options                                                        455,188
                                        -------------- ---------------- -----------------

Balance at December 31, 2003                 $ 25,556     $ (2,314,566)     $ 45,217,920
                                        ============== ================ =================


     See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                         December 31, 2003
Page 7


          JACO ELECTRONICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED DECEMBER 31,
                          (UNAUDITED)

                                                                                       2003                 2002
                                                                                 ------------------   -----------------

Cash flows from operating activities
      Net loss                                                                          $ (860,808)       $ (1,528,229)

Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities
       Depreciation  and amortization                                                  1,058,493           1,122,473
       Deferred compensation                                                              25,000              25,000
       Deferred income tax (benefit) expense                                            (191,000)             23,000
       Gain on sale of equipment                                                          (2,100)
       Provision for doubtful accounts                                                    435,250            389,200
       Changes in operating assets and liabilities
         (Increase) decrease in operating assets - net                                 (9,909,613)          6,437,068
         Increase (decrease) in operating liabilities - net                             7,579,554            (199,417)
                                                                                 ------------------   -----------------

          Net cash (used in) provided by operating activities                           (1,865,224)          6,269,095
                                                                                 ------------------   -----------------

Cash flows from investing activities
Capital expenditures                                                                      (277,221)            (50,655)
Proceeds from sale of equipment                                                              2,100
Purchase of marketable securities                                                           (5,145)             (6,391)
Business acquisitions - deferred payments                                                                   (2,099,563)
Decrease in other assets                                                                   682,767              39,971
                                                                                 ------------------   -----------------

         Net cash provided by (used in) investing activities                               402,501          (2,116,638)
                                                                                 ------------------   -----------------

Cash flows from financing activities
Borrowings under line of credit                                                        135,158,492          92,969,790
Payments under line of credit                                                         (134,252,155)        (95,723,054)
Release of compensating balance                                                            800,000
Funding of compensating balance                                                                               (800,000)
Principal payments under equipment financing
and term loans                                                                            (369,014)           (473,468)
Purchase of treasury stock                                                                                     (98,604)
Proceeds from exercise of stock options                                                    455,188
                                                                                 ------------------   -----------------

Net cash provided by (used in) financing activities                                      1,792,511          (4,125,336)
                                                                                 ------------------   -----------------

NET INCREASE IN CASH                                                                       329,788              27,121
                                                                                 ------------------   -----------------

Cash at beginning of period                                                                157,467             324,447
                                                                                 ------------------   -----------------

Cash at end of period                                                                    $ 487,255           $ 351,568
                                                                                 ==================   =================


     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                     December 31, 2003
Page 8


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

2) On December 22, 2003, the Company obtained a $50,000,000 revolving secured line of credit from GMAC Commercial Finance LLC and PNC Bank, National Association with a maturity date of December 31, 2006. This facility amended an existing $45,000,000 secured line of credit. The amended credit facility is based principally on eligible accounts receivable and inventories of the Company as defined in the agreement. The prior agreement was amended on September 19, 2003 to extend the maturity date to October 1, 2004, and was subsequently amended on November 7, 2003 to provide a waiver for noncompliance of a certain financial covenant for the quarter ended September 30, 2003. The prior agreement required the Company to maintain an $800,000 compensating balance arrangement with its banks in an interest bearing account, which was funded during the quarter ended December 31, 2002. The new agreement allows for the release of the $800,000 compensating balance arrangement, and includes an additional available amount under the line of credit of up to $750,000. The additional available amount at the time of closing was $732,000, and declines by $31,000 monthly. The interest rate under the prior agreement was based on the average 30-day LIBOR plus 2.25% to 2.75% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a specified financial ratio. Effective September 19, 2003, the rate converted to the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%. Effective November 7, 2003, the rate converted to the higher of the prime rate plus 1% or the federal funds rate plus 1.50%. Effective December 22, 2003, the rate converted to the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%, or at the Company's option, the average 30-day LIBOR plus 3.25%. The outstanding balance on the amended revolving line of credit facility was $36.4 million with an additional $6.8 million available at December 31, 2003. Borrowings under this facility are collateralized by substantially all of the assets of the Company. The agreement contains provisions for maintenance of certain financial covenants, all of which we were in compliance with at December 31, 2003, and prohibits the payment of cash dividends. Failure to remain in compliance with these covenants could trigger an acceleration of our obligation to repay all outstanding borrowings under our credit facility.


3) On September 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock from November 5, 2002 through December 31, 2003 for aggregate consideration of $110,051.



FORM 10-Q                                                                       December 31, 2003
Page 9




4)       Total comprehensive loss and its components for the three and six months ended December 31, 2003 and 2002 are as follows:

                                                       Three Months Ended                      Six Months Ended
                                                          December 31,                           December 31,
                                                 ---------------------------------   ----------------------------------

                                                    2003               2002                2003                2002
                                                --------------     --------------      -------------      ---------------

Net loss                                           $(437,237)         $(541,019)         $(860,808)          $(1,528,229)


Unrealized gain (loss)
  on marketable securities                             73,111             31,302             89,883             (66,676)


Deferred tax (expense) benefit                       (28,000)           (12,000)           (34,000)               25,000
                                                --------------     --------------      -------------      ---------------


Comprehensive loss                                 $(392,126)         $(521,717)         $(804,925)         $(1,569,905)
                                                ==============     ==============      =============      ===============



         Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.


5) The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB No. 25, compensation expense is only recognized when the market value of the underlying stock at the date of grant exceeds the amount an employee must pay to acquire the stock. Accordingly, no compensation expense has been recognized in the Company's condensed consolidated financial statements in connection with employee stock option grants.
         The following table illustrates the effect on net income and earnings per share for the three and six months ended December 31, 2003 and 2002 had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.



FORM 10-Q                                                                       December 31, 2003
Page 10




                                                       Three Months Ended                      Six Months Ended
                                                          December 31,                           December 31,
                                                --------------------------------     --------------------------------

                                                    2003               2002                2003               2002
                                                --------------     --------------      --------------    ---------------

Net loss, as reported                              $(437,237)         $(541,019)          $(860,808)       $(1,528,229)

Deduct: Total stock-based employee
   compensation expense determined under the
   fair value based method for all awards, net
   of  related tax effects                           (17,490)           (60,870)            (90,534)          (60,870)
                                                --------------     --------------      --------------     -------------

Pro forma net loss                                 $(454,727)         $(601,889)          $(951,342)       $(1,589,099)
                                                ==============     ==============      ==============     ==============

Net loss per common share:

           Basic - as reported                        $(0.07)            $(0.09)             $(0.15)           $(0.26)
                                                ==============     ==============      ==============     =============
           Basic - pro forma                          $(0.08)            $(0.10)             $(0.16)           $(0.27)
                                                ==============     ==============      ==============     =============
           Diluted - as reported                      $(0.07)            $(0.09)             $(0.15)           $(0.26)
                                                ==============     ==============      ==============     =============
           Diluted - pro forma                        $(0.08)            $(0.10)             $(0.16)           $(0.27)
                                                ==============     ==============      ==============     =============




6) The weighted average common shares outstanding, net of treasury shares, used in the Company's basic and diluted earnings per share computations on its condensed consolidated statements of operations were 5,928,169 and 5,860,146 for the three and six months ended December 31, 2003, respectively, compared to 5,791,717 and 5,799,574 for the three and six months ended December 31, 2002, respectively. Excluded from the calculation of earnings per share are options to purchase 993,000 and 1,125,750 shares of the Company's common stock for the three and six months ended December 31, 2003 and 2002, respectively, as their inclusion would have been antidilutive. Common stock equivalents for stock options are calculated using the treasury stock method.

7) In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position, results of operations or cash flows.

8) In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial position, results of operations or cash flows.

FORM 10-Q                                                    December 31, 2003
Page 11




9) In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Prior to the adoption of FIN No. 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that treatment by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company does not have any variable interest entities which would require consolidation under FIN No. 46. Accordingly, the adoption of FIN No. 46 has had no effect on the Company's consolidated financial position, results of operations or cash flows.


10) The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's business, results of operations or financial position.

11) The Company leases certain office and warehouse facilities under noncancellable operating leases. On December 22, 2003, the Company amended and extended the lease for their primary place of business. The new lease requires minimum lease payments as follows:


Year ending June 30,
----------------------------------------------------------- - ------------------
2004                                                        $ 300,000
----------------------------------------------------------- - -----------------
2005                                                          615,000
----------------------------------------------------------- - -----------------
2006                                                          645,750
----------------------------------------------------------- - -----------------
2007                                                          678,038
----------------------------------------------------------- - -----------------
2008                                                          711,939
----------------------------------------------------------- - -----------------
2009                                                          364,652
----------------------------------------------------------- - -----------------


This is leased from a partnership owned by two officers and directors of the Company.

12) The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company's primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for the three and six months ended December 31, 2003 and 2002 is not considered material to the Company's financial statements.
           The Company's management utilizes net sales and net earnings information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company's annual report to shareholders for the fiscal year ended June 30, 2003. Information about the Company's segments is as follows:



FORM 10-Q                                                                       December 31, 2003
Page 12

                                                         Three Months Ended                   Six Months Ended
                                                            December 31,                        December 31,
                                                            ------------                        ------------
                                                       2003             2002                2003              2002
                                                    ---------        ---------           ---------         -------
                                                           (in thousands)                      (in thousands)
Net sales from external customers
    Electronics components distribution               $61,489          $49,748            $128,917           $95,835
    Contract manufacturing                              5,330            4,432              10,171             7,389
                                                      -------          -------            --------           -------

                                                      $66,819          $54,180            $139,088          $103,224
                                                       ======           ======             =======           =======

Intersegment net sales
    Electronics components distribution            $      196        $      74             $   955         $     114
    Contract manufacturing                              _____            _____                   3             _____
                                                                                             -----

                                                    $     196        $      74             $   958          $    114
                                                     ========         ========                ====           =======

Operating (loss) profit
    Electronics components distribution                $ (402)          $ (439)           $   (859)         $ (1,258)
    Contract manufacturing                                347                6                 596              (293)
                                                      -------            -----            --------          ---------

                                                       $ ( 55)          $ (433)            $  (263)         $ (1,551)
                                                         =====            =====              ======          ========

Interest expense
    Electronics components distribution              $    509         $    287         $       861       $       575
    Contract manufacturing                                108              112                 200               225
                                                     --------         --------             -------           -------

                                                      $   617          $   399           $   1,061        $      800
                                                       ======           ======              ======           =======

Loss before income taxes
    Electronics components distribution            $     (911)      $     (726)          $    (1,719)      $    (1,833)
    Contract manufacturing                                239             (106)                  395              (518)
                                                    ---------       -----------            ---------        -----------

                                                    $    (672)       $    (832)          $    (1,324)      $    (2,351)
                                                     =========        =========           ===========       ===========

Identifiable assets
    Electronics components distribution              $110,584          $91,642              $110,584           $91,642
    Contract manufacturing                             11,420           11,824                11,420            11,824
                                                     --------         --------              --------          --------

                                                     $122,004         $103,466              $122,004          $103,466
                                                      =======          =======               =======           =======

Capital expenditures
    Electronics components distribution           $        26        $      24           $       218         $      51
    Contract manufacturing                                 42            _____                    59             _____
                                                       ------                                 ------

                                                    $      68        $      24             $     277         $      51
                                                         ====         ========                  ====          ========

Depreciation and amortization
    Electronics components distribution              $    330         $    354              $    658          $    707
    Contract manufacturing                                202              209                   400               415
                                                     --------         --------               -------           -------

                                                     $    532         $    563               $ 1,058        $    1,122
                                                      =======          =======                ======         =========


FORM 10-Q                                                     December 31, 2003
Page 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement under the Private Securities Litigation Reform Act of 1995:
         Certain statements contained in this report or in other written or oral statements made from time to time by the Company may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements may use words such as "anticipate," "estimate," "expect," "believe," "may," "intend" and similar words or terms. Although we believe that the expectations in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. The forward-looking statements are based upon a number of assumptions and estimates that, while presented with specificity and considered reasonable by us, are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies which are beyond our control, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, the forward-looking statements are only an estimate and actual results will vary from the forward-looking statements, and these variations may be material. We are not obligated to update any forward-looking statement, but investors are urged to consult any further disclosures we make in our subsequent filings with the Securities and Exchange Commission. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by us of results or performance that actually will be achieved. Forward-looking statements are necessarily speculative in nature, and it is usually the case that one or more of the assumptions in the forward-looking statements do not materialize. Investors are cautioned not to place undue reliance on the forward-looking statements. We caution investors that the factors set forth below, which are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and in our other filings with the Securities and Exchange Commission could cause our results to differ materially from those stated in the forward-looking statements. These factors include, among others, the impact of competitive products, demand for our products and related market acceptance risks, fluctuations in our operating results, delays in development of highly complex electronic products, our ability to continue to expand our operations, the level of costs incurred in connection with our expansion efforts, the financial strength of our customers and suppliers, and risks associated with general industry and economic conditions.

GENERAL

         Jaco is a distributor of electronic components, and provider of contract manufacturing and value-added services. Products distributed by us include semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and monitors, and power supplies used in the assembly and manufacturing of electronic equipment.
         Our customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (i.e., outsourcing). We intend to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by us consist of automated inventory management services, kitting (e.g., supplying sets of specified quantities of products to a customer that are prepackaged in kits for ease of feeding the customer's production lines), and contract manufacturing through Nexus Custom Electronics, Inc., a wholly owned subsidiary. We are also expanding in the flat panel display value-added market, which includes full system integration, kitting and the implementation of touch technologies.


FORM 10-Q                                                      December 31, 2003
Page 14


Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:

                                                 Three Months Ended                     Six Months Ended
                                                    December 31,                          December 31,
                                           ------------------------------         ---------------------------

                                              2003               2002                2003             2002
                                           ----------         ----------          ----------       ----------

Net Sales                                        100.0%             100.0%              100.0%          100.0%
Cost of goods sold                                86.6               87.2                87.0             87.2
                                           ----------         ----------          ----------       ----------

Gross Profit                                      13.4               12.8                13.0             12.8
Selling, general and
  administrative expenses                         13.5               13.6                13.2             14.3
                                           ----------         ----------          ----------       ----------

Operating loss                                   (0.1)              (0.8)               (0.2)            (1.5)
Interest expense                                   0.9                0.7                 0.8              0.8
                                           ----------         ----------          ----------       ----------

Loss before income taxes                         (1.0)              (1.5)               (1.0)            (2.3)
Income tax benefit                               (0.3)              (0.5)               (0.4)            (0.8)
                                           ----------         ----------          ----------       ----------
NET LOSS                                         (0.7)%             (1.0)%              (0.6)%           (1.5)%
                                           ============       ============        ============     ============



COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

         Net sales for the three and six months ended December 31, 2003 were $66.8 million and $139.1 million, respectively, compared to $54.2 million and $103.2 million for the three and six months ended December 31, 2002, representing increases of 23.3% and 34.7%, respectively. The increase in net sales for the three and six months of this fiscal year from the comparable periods of last fiscal year of $12.6 million and $35.9 million, respectively, is attributable to both additional sales from the purchase of certain assets of the electronics distribution business of Reptron Electronics, Inc. ("Reptron"), in June 2003 and internal growth. We continue to see increased demand from existing customers as well as new customers. Specifically, demand for certain semiconductors and flat panel displays ("FPD") continues to be strong. Our FPD net sales were approximately $11.5 million and $26.6 million for the three and six months ended December 31, 2003, respectively. This represents 18.7% and 20.5% of our distribution net sales, respectively. Our active components net sales, including FPDs, represented 74.7% and 75% for the three and six months ended December 31, 2003, respectively, compared to 67.1% and 66.5% for the same periods last fiscal year. Passive components such as capacitors and resistors accounted for the balance of our distribution net sales. Nexus Custom Electronics, Inc. ("Nexus"), a wholly-owned subsidiary of the Company, performs contract manufacturing services. Nexus is also benefiting from an increase in demand. Net sales for the three and six months ended December 31, 2003 were $5.3 million and $10.2 million, respectively, representing increases of 20.3% and 37.7%, respectively.
         Gross profit was $8.9 million, or 13.4%, and $18.1 million, or 13.0%, respectively, for the three and six months ended December 31, 2003, compared to $6.9 million, or 12.8%, and $13.3 million, or 12.8%, for the three and six months ended December 31, 2002. The increase in gross profit is primarily a result of the increase in net sales. The gross profit margin increase is a result of the overall improvement in demand for components. Our product mix in the distribution business continues to be

FORM 10-Q                                                     December 31, 2003
Page 15

heavily weighted to active components. Historically, active components sell at lower margins than passive components.
     Selling, general and administrative ("SG&A") expenses were $9.0 million and
$18.4   million  for  the  three  and  six  months  ended   December  31,  2003,
respectively,  compared to $7.3 million and $14.8  million for the three and six
months  ended  December  31,  2002,  respectively.   The  increase  in  SG&A  is
principally   attributable   to  the   purchase  of  the  portion  of  Reptron's
distribution operation. There was a reduction of approximately $0.4 million in SG&A compared sequentially to the quarter ended September 30, 2003. This reduction is attributable to the integration of Reptron and elimination of almost all the related transition costs.
         Interest expense increased to $0.6 million and $1.1 million for the three and six months ended December 31, 2003, respectively, compared to $0.4 million and $0.8 million for the three and six months ended December 31, 2002, respectively, representing increases of 54.7% and 32.6%. The increase in interest expense is primarily attributable to the increase in borrowings incurred to finance the purchase of Reptron and higher accounts receivable as a result of the increase in net sales and higher borrowing costs.
         Net loss for the three and six months ended December 31, 2003 was $0.4 million, or $0.07 per share diluted, and $0.9 million, or $0.15 per share diluted, respectively, compared to a net loss of $0.5 million, or $0.09 per share diluted, and $1.5 million, or $0.26 per share diluted, for the three and six months ended December 31, 2002, respectively. Our decrease in net loss for the quarter was primarily the result of the increase in net sales, resulting in an increase in gross profit partially offset by the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         On December 22, 2003, the Company obtained a $50,000,000 revolving secured line of credit from GMAC Commercial Finance LLC and PNC Bank, National Association with a maturity date of December 31, 2006. This facility amended an existing $45,000,000 secured line of credit. The amended credit facility is based principally on eligible accounts receivable and inventories of the Company as defined in the agreement. The prior agreement was amended on September 19, 2003 to extend the maturity date to October 1, 2004, and was subsequently amended on November 7, 2003 to provide a waiver for noncompliance of a certain financial covenant for the quarter ended September 30, 2003. The prior agreement required the Company to maintain an $800,000 compensating balance arrangement with its banks in an interest bearing account, which was funded during the quarter ended December 31, 2002. The new agreement allows for the release of the $800,000 compensating balance arrangement, and includes an additional available amount under the line of credit of up to $750,000. The additional available amount at the time of closing was $732,000, and declines by $31,000 monthly. The interest rate under the prior agreement was based on the average 30-day LIBOR plus 2.25% to 2.75% depending on the Company's performance for the immediately preceding four fiscal quarters measured by a specified financial ratio. Effective September 19, 2003, the rate converted to the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%. Effective November 7, 2003, the rate converted to the higher of the prime rate plus 1% or the federal funds rate plus 1.50%. Effective December 22, 2003, the rate converted to the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%, or at the Company's option, the average 30-day LIBOR plus 3.25%. The outstanding balance on the amended revolving line of credit facility was $36.4 million with an additional $6.8 million available at December 31, 2003. Borrowings under this facility are collateralized by substantially all of the assets of the Company. The agreement contains provisions for maintenance of certain financial covenants, all of which we were in compliance with at December 31, 2003, and prohibits the payment of cash dividends. Failure to remain in compliance with these covenants could trigger an acceleration of our obligation to repay all outstanding borrowings under our credit facility.
         For the six months ended December 31, 2003, our net cash used in operating activities was approximately $1.9 million, as compared to net cash provided by operating activities of $6.3 million for the same period in our last fiscal year. The increase in net cash used is primarily attributable to an increase in our accounts receivable and inventory. This was partially offset by an increase in our accounts payable and accrued expenses. The increase in our accounts receivable was the result of the increase in our net sales for the six months ended December 31, 2003. Net cash provided by investing activities was approximately $0.4 million for the six months ended December 31, 2003, as compared to net cash used in investing activities of $2.1 million for the six months ended December 31, 2003. The decrease is primarily attributable to deferred payments of $2.1 million for the six months ended December 31, 2002 related to

FORM 10-Q                                                    December 31, 2003
Page 16

our acquisition in June 2000 of Interface Electronics Corp. Net cash provided by financing activities was $1.8 million for the six months ended December 31, 2003 as compared to net cash used in financing activities of $4.1 million for the same period in our last fiscal year. The increase in net cash provided is primarily attributable to the increase in net borrowings under our credit facility of approximately $3.7 million.
         For the six months ended December 31, 2003 and 2002, our inventory turnover was 5.7x and 4.4x, respectively. The average days outstanding of our accounts receivable at December 31, 2003 was 49 days, as compared to 48 days at December 31, 2002. Based upon our present plans, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months and for the foreseeable future. However, our cash expenditures may vary significantly from current levels based on a number of factors, including, but not limited to, future acquisitions and capital expenditures, if any. Historically, we have been able to obtain amendments to our existing credit facility to satisfy financial covenants, when necessary. While we cannot assure you that any such future amendment, if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position, results of operations or cash flows. In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as

FORM 10-Q                                                     December 31, 2003
Page 17


equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial position, results of operations or cash flows.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Prior to the adoption of FIN No. 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that treatment by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company does not have any variable interest entities which would require consolidation under FIN No. 46. Accordingly, the adoption of FIN No. 46 has had no effect on the Company's consolidated financial position, results of operations or cash flows.




Item 3. Quantitative and Qualitative Disclosures about Market Risk


         We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%, or at the Company's option, the average 30-day LIBOR plus 3.25%. At January 31, 2004, $35.7 million was outstanding under the credit facility. Changes in the prime interest rate, federal funds rate, or the average 30-day LIBOR during the fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the prime interest rate, federal funds rate, or average 30-day LIBOR will increase or decrease our interest expense under the credit facility by approximately $0.4 million based on the amount of outstanding borrowings at January 31, 2004.
         The impact of interest rate fluctuations on our other floating rate debt is not material.


Item 4. Controls and Procedures

         An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of December 31, 2003. Based upon that evaluation, the Company's management, including its Principal Executive Officer and Principal Financial Officer, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-Q                                                      December 31, 2003
Page 18


PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                           Nothing to Report


Item 2.           Changes in Securities and Use of Proceeds

                           Nothing to Report


Item 3.           Defaults Upon Senior Securities

                           Nothing to Report


Item 4.           Submission of Matters to a Vote of Security Holders

                  Our Annual Meeting of Shareholders was held on December 16, 2003. The Shareholders approved the following:

                           The election of each of the nominees to the Board of
Directors:

           Stephen A. Cohen          For: 5,536,050             Withheld: 27,313
           Edward M. Frankel         For: 5,542,171             Withheld: 21,192
           Charles B. Girsky         For: 5,525,773             Withheld: 37,590
           Joel H. Girsky            For: 5,541,373             Withheld: 21,990
           Joseph F. Hickey, Jr.     For: 5,542,171             Withheld: 21,192
           Joseph F. Oliveri         For: 5,541,373             Withheld: 21,990


Item 5.           Other Information

         On February 2, 2004, Neil Rappaport and Robert Waldman were elected to the Company's Board of Directors and were both determined to be independent as defined in the applicable rules of the Nasdaq Stock Market. Effective February 2, 2004, Robert Waldman was appointed to the Company's Audit Committee and elected Chairman. Joseph F. Hickey, Jr. remains on the Audit Committee as a general member.


Item 6.          Exhibits and Reports on Form 8-K

                    a)    Exhibits

                    Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

                    Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

                    Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer.

                    Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer.

FORM 10-Q                                                     December 31, 2003
Page 19





                  b) Reports on Form 8-K

                    (1) On November 13, 2003, a Current Report on Form 8-K was filed under "Results of Operations and Financial Condition" to announce the Company's results for its first quarter of the fiscal year ending June 30, 2004.

                                S I G N A T U R E




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 17, 2004
                                 JACO ELECTRONICS, INC.
                                           (Registrant)



                        BY:  /s/ Jeffrey D. Gash
                                 ---------------------------------------
                                 Jeffrey D. Gash, Executive Vice President,
                                 Finance and Secretary
                                 (Principal Financial Officer)