Form 10-K/A
JACO ELECTRONICS INC
filed 2004-03-31
CIK 52971

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2

[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended.........................................June 30, 2003


[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _______________________



Commission File Number                   0-5896
                        --------------------------------------------------------


                             JACO ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

         New York                                    11-1978958
 --------------------------------             -----------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

145 Oser Avenue, Hauppauge, New York                       11788
------------------------------------                ---------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (631) 273-5500
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


                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended June 30, 2003, filed on September 29, 2003, as amended by our Amendment No.1 on Form 10-K/A thereto, filed on October 28, 2003 (the "Form 10-K"), is being filed to amend and restate only the following item of the Form 10-K: Part II, Item 9A. Controls and Procedures. Other than this item, none of the information contained in the Form 10-K has been revised or amended.





Item 9A.  Controls and Procedures


         An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of June 30, 2003. Based upon that evaluation, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the fiscal year ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2004
                                                     JACO ELECTRONICS, INC.


                 By:      /s/ Joel H. Girsky
                          -----------------------------------------------------
                          Joel H. Girsky, Chairman, President and
                                   Treasurer (Principal Executive
                                   Officer)

                 By:      /s/ Jeffrey D. Gash
                          -----------------------------------------------------
                          Jeffrey D. Gash, Executive Vice President
                          Finance and Secretary (Principal
                          Financial and Accounting Officer)