Form 10-K/A
period 2003-06-30
JACO ELECTRONICS INC
filed 2004-04-23
CIK 52971

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 3

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended.......................................June 30, 2003


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------     -----------------


Commission File Number    0-5896
                        --------------------------------------------------------


                             JACO ELECTRONICS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

            New York                                      11-1978958
            --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  145 Oser Avenue, Hauppauge, New York                       11788
  ------------------------------------                       -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:               (631) 273-5500
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                 Yes:                                   No: X
                     ---                                   ---

      The aggregate market value of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price on December 31, 2002 was $12,592,390. The registrant has no non-voting common equity.

      Number of shares outstanding of each class of Common Stock, as of September 22, 2003: 5,927,082 shares (excluding 659,900 treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

                                EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A to our Annual Report on Form 10-K for the year ended June 30, 2003, filed on September 29, 2003, as amended by our Amendment No. 1 on Form 10-K/A thereto, filed on October 28, 2003, and our Amendment No. 2 on Form 10-K/A thereto ("Amendment No. 2"), filed on March 31, 2004 (the "Form 10-K"), is being filed to amend the Form 10-K solely to file as Exhibits 31.1 and 32.2 to Amendment No. 2 the Rule 13a-14(a)/15d-14(a) Certifications of our Principal Executive Officer and our Principal Financial Officer. Other than the foregoing, none of the information contained in the Form 10-K has been revised or amended.

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

Date: April 23, 2004
                                        JACO ELECTRONICS, INC.


                                        By: /s/ Joel H. Girsky
                                            ------------------------------------
                                            Joel H. Girsky, Chairman, President
                                                and Treasurer (Principal
                                                Executive Officer)

                                        By: /s/ Jeffrey D. Gash
                                            ------------------------------------
                                            Jeffrey D. Gash, Executive Vice
                                                President - Finance and
                                                Secretary (Principal Financial
                                                and Accounting Officer)