Form 10-Q
period 2004-03-31
JACO ELECTRONICS INC
filed 2004-05-14
CIK 52971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549
FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Registrant’s telephone number, including area code: (631) 273-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 7, 2004

Common Stock, $0.10 Par Value	6,182,082 (excluding 659,900 shares held as treasury
stock)

FORM 10-Q Page 2	March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2004	2003
ASSETS
Current Assets
Cash	$181,100	$157,467
Restricted cash		800,000
Marketable securities	761,455	652,608
Accounts receivable – net	38,823,226	31,997,984
Inventories	46,113,274	40,493,508
Prepaid expenses and other	1,136,204	1,036,856
Prepaid and refundable income taxes	117,667	1,059,897
Deferred income taxes	2,797,000	2,555,000

Total current assets	89,929,926	78,753,320
Property, plant and equipment - net	4,631,161	5,559,122
Deferred income taxes	404,000	431,000
Excess of cost over net assets acquired - net	25,599,082	25,599,082
Other assets	2,849,325	3,869,254

Total assets	$123,413,494	$114,211,778

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q Page 3	March 31, 2004

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2004	2003
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$37,145,162	$31,154,244
Current maturities of long-term debt and capitalized lease obligations	511,555	679,552

Total current liabilities	37,656,717	31,833,796
Long-term debt and capitalized lease obligations	38,934,862	35,860,325
Deferred compensation	987,500	950,000
SHAREHOLDERS’ EQUITY
Preferred stock - authorized, 100,000 shares, $10 par value; none issued
Common stock – authorized, 20,000,000, $0.10 par value; issued 6,839,432 and 6,425,732 shares, respectively, and 6,179,532 and 5,765,832 shares outstanding, respectively	683,943	642,573
Additional paid-in capital	26,046,648	25,152,010
Retained earnings	21,385,880	22,117,967
Accumulated other comprehensive income (loss)	32,510	(30,327)
Treasury stock – 659,900 shares at cost	(2,314,566)	(2,314,566)

Total shareholders’ equity	45,834,415	45,567,657

Total liabilities and shareholders’ equity	$123,413,494	$114,211,778

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q Page 4	March 31, 2004

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2004	2003
NET SALES	$68,886,375	$59,405,669
Cost of goods sold	59,410,359	52,251,165

Gross profit	9,476,016	7,154,504
Selling, general and administrative expenses	8,833,152	7,230,611

Operating profit (loss)	642,864	(76,107)
Interest expense	445,143	322,557

Earnings (loss) before income taxes	197,721	(398,664)
Income tax provision (benefit)	69,000	(139,000)

NET EARNINGS (LOSS)	$128,721	$(259,664)

Net earnings (loss) per common share:
Basic	$0.02	$(0.05)

Diluted	$0.02	$(0.05)

Weighted average common shares outstanding:
Basic	5,997,409	5,767,588

Diluted	6,283,577	5,767,588

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q Page 5	March 31, 2004

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2004	2003
NET SALES	$207,974,100	$162,629,438
Cost of goods sold	180,357,653	142,212,612

Gross profit	27,616,447	20,416,826
Selling, general and administrative expenses	27,236,629	22,044,055

Operating profit (loss)	379,818	(1,627,229)
Interest expense	1,505,905	1,122,664

Loss before income taxes	(1,126,087)	(2,749,893)
Income tax benefit	(394,000)	(962,000)

NET LOSS	$(732,087)	$(1,787,893)

Net loss per common share:
Basic	$(0.12)	$(0.31)

Diluted	$(0.12)	$(0.31)

Weighted average common shares outstanding:
Basic	5,905,567	5,789,068

Diluted	5,905,567	5,789,068

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q Page 6	March 31, 2004

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Treasury	Total shareholders’
	Shares	Amount	capital	earnings	(loss) income	stock	equity
Balance at July 1, 2003	6,425,732	$642,573	$25,152,010	$22,117,967	$(30,327)	$(2,314,566)	$45,567,657
Net loss				(732,087)			(732,087)
Unrealized gain on marketable securities, net of deferred taxes of $39,000					62,837		62,837
Exercise of stock options	413,700	41,370	894,638				936,008

Balance at March 31, 2004	6,839,432	$683,943	$26,046,648	$21,385,880	$32,510	$(2,314,566)	$45,834,415

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q Page 7	March 31, 2004

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2004	2003
Cash flows from operating activities
Net loss	$(732,087)	$(1,787,893)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	1,560,133	1,626,308
Deferred compensation	37,500	37,500
Deferred income tax benefit	(254,000)	(31,000)
Gain on sale of equipment	(2,100)	(5,000)
Provision for doubtful accounts	601,750	617,300
Changes in operating assets and liabilities
(Increase) decrease in operating assets – net	(11,414,968)	9,086,815
Increase in operating liabilities – net	5,990,918	4,612,033

Net cash (used in) provided by operating activities	(4,212,854)	14,156,063

Cash flows from investing activities
Capital expenditures	(401,151)	(219,506)
Proceeds from sale of equipment	2,100	5,000
Purchase of marketable securities	(7,010)	(8,351)
Deferred payments on business acquisitions		(2,099,563)

Net cash used in investing activities	(406,061)	(2,322,420)

Cash flows from financing activities
Borrowings under line of credit	203,949,159	142,878,773
Repayments under line of credit	(200,520,551)	(153,342,932)
Release of compensating balance	800,000
Funding of compensating balance		(800,000)
Principal payments under equipment financing and term loans	(522,068)	(720,163)
Purchase of treasury stock		(110,051)
Proceeds from exercise of stock options	936,008

Net cash provided by (used in) financing activities	4,642,548	(12,094,373)

NET INCREASE (DECREASE) IN CASH	23,633	(260,730)

Cash at beginning of period	157,467	324,447

Cash at end of period	$181,100	$63,717

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q Page 8	March 31, 2004

JACO ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

BASIS OF PRESENTATION

1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations of Jaco Electronics, Inc. and its subsidiaries (the “Company”) at the end of and for all the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company’s audited consolidated statements for the fiscal year ended June 30, 2003 and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2) On December 22, 2003, the Company obtained a $50,000,000 revolving secured line of credit from GMAC Commercial Finance LLC and PNC Bank, National Association. This credit facility has a maturity date of December 31, 2006. This facility amended an existing $45,000,000 secured line of credit. Borrowings under the amended credit facility are based principally on eligible accounts receivable and inventories of the Company as defined in the agreement. The prior agreement was amended on September 19, 2003 to extend the maturity date to October 1, 2004, and was subsequently amended on November 7, 2003 to provide a waiver for noncompliance with a certain financial covenant for the quarter ended September 30, 2003. The prior agreement required the Company to maintain an $800,000 compensating balance arrangement with its banks in an interest bearing account, which was funded during the quarter ended December 31, 2002. The new agreement allows for the release of the $800,000 compensating balance arrangement, and includes an additional available amount under the line of credit of up to $750,000. The additional available amount at the time of closing was $732,000, and declines by $31,000 monthly. The interest rate under the prior agreement was based on the average 30-day LIBOR plus 2.25% to 2.75% depending on the Company’s performance for the immediately preceding four fiscal quarters measured by a specified financial ratio. Effective September 19, 2003, the rate converted to the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%. Effective November 7, 2003, the rate converted to the higher of the prime rate plus 1% or the federal funds rate plus 1.50%. Effective December 22, 2003, the rate converted to the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%, or at the Company’s option, the average 30-day LIBOR plus 3.25%. The outstanding balance on the amended revolving line of credit facility was $38.9 million with an additional $5.3 million available at March 31, 2004. Borrowings under this facility are collateralized by substantially all of the assets of the Company. The agreement contains provisions for maintenance of certain financial covenants, all of which the Company was in compliance with at March 31, 2004, and prohibits the payment of cash dividends. Failure to remain in compliance with these covenants could trigger an acceleration of our obligation to repay all outstanding borrowings under our credit facility and limit the Company’s ability to borrow additional amounts under the line of credit.

3) On September 18, 2001, the Company’s Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock from November 5, 2002 through March 31, 2004 for aggregate consideration of $110,051.

FORM 10-Q Page 9	March 31, 2004

4) Total comprehensive income (loss) and its components for the three and nine months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net earnings (loss)	$128,721	$(259,664)	$(732,087)	$(1,787,893)
Unrealized gain (loss) on marketable securities	11,954	(18,334)	101,837	(85,010)
Deferred tax (expense) benefit	(5,000)	7,000	(39,000)	32,000

Comprehensive income (loss)	$135,675	$(270,998)	$(669,250)	$(1,840,903)

     Accumulated other comprehensive income (loss) at March 31, 2004 and June 30, 2003 is comprised entirely of unrealized gains and losses on marketable securities, net of the related tax effect.

5) The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB No. 25”) and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 148”). Under APB No. 25, compensation expense is only recognized when the market value of the underlying stock at the date of grant exceeds the amount an employee must pay to acquire the stock. Accordingly, no compensation expense has been recognized in the Company’s condensed consolidated financial statements in connection with employee stock option grants.

     During the nine months ended March 31, 2004, 85,000 stock options were granted to certain employees or directors of the Company. These stock options had exercise prices ranging from $6.70 to $8.31 and are due to expire ten years from the date of grant.

     The following table illustrates the effect on net income and earnings per share for the three and nine months ended March 31, 2004 and 2003 had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

FORM 10-Q Page 10	March 31, 2004

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net earnings (loss), as reported	$128,721	$(259,664)	$(732,087)	$(1,787,893)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(60,823)	(73,044)	(151,357)	(133,914)

Pro forma net earnings (loss)	$67,898	$(332,708)	$(883,444)	$(1,921,807)

Net earnings (loss) per common share:
Basic - as reported	$0.02	$(0.05)	$(0.12)	$(0.31)

Basic - pro forma	$0.01	$(0.06)	$(0.15)	$(0.33)

Diluted - as reported	$0.02	$(0.05)	$(0.12)	$(0.31)

Diluted - pro forma	$0.01	$(0.06)	$(0.15)	$(0.33)

6) The number of shares used in the Company’s basic and diluted earnings (loss) per share computations are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Weighted average common shares outstanding net of treasury shares, for basic earnings per share	5,997,409	5,767,588	5,905,567	5,789,068
Effect of dilutive securities	286,168

Weighted average common shares outstanding for diluted earnings per share	6,283,577	5,767,588	5,905,567	5,789,068

     Excluded from the calculation of diluted earnings (loss) per share are options to purchase 262,750 and 760,550 shares of the Company’s common stock for the three and nine months ended March 31, 2004, respectively, as compared to 1,125,750 shares for the three and nine months ended March 31, 2003, as their inclusion would have been antidilutive.

FORM 10-Q Page 11	March 31, 2004

7) In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.

8) In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. The adoption of SFAS No. 150 has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.

9) In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Prior to the adoption of FIN No. 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that treatment by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company does not have any variable interest entities which would require consolidation under FIN No. 46. Accordingly, the adoption of FIN No. 46 has had no effect on the Company’s consolidated financial position, results of operations or cash flows.

10) In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB No. 104”), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s financial position or results of operations.

11) The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company’s business, results of operations or financial position.

FORM 10-Q Page 12	March 31, 2004

12) Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

13) The Company leases certain office and warehouse facilities under noncancellable operating leases. On December 22, 2003, the Company amended and extended the lease for their primary place of business. This facility is leased from a partnership owned by two officers, directors and principal shareholders of the Company. The new lease requires minimum lease payments as follows:

Year ending June 30,
2004	$300,000
2005	615,000
2006	645,750
2007	678,038
2008	711,939
2009	364,652

14) The Company has two reportable segments: electronics parts distribution and contract manufacturing. The Company’s primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company’s operations in different geographic areas for the three and nine months ended March 31, 2004 and 2003 is not considered material to the Company’s financial statements.

     The Company’s management utilizes net sales and net earnings (loss) before income taxes information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Information about the Company’s segments is as follows:

FORM 10-Q Page 13	March 31, 2004

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net sales from external customers
Electronics components distribution	$63,120	$55,441	$192,037	$151,275
Contract manufacturing	5,766	3,965	15,937	11,354

	$68,886	$59,406	$207,974	$162,629

Intersegment net sales
Electronics components distribution	$235	$107	$1,190	$221
Contract manufacturing		19	3	19

	$235	$126	$1,193	$240

Operating profit (loss)
Electronics components distribution	$294	$81	$(565)	$(1,177)
Contract manufacturing	349	(157)	945	(450)

	$643	$(76)	$380	$(1,627)

Interest expense
Electronics components distribution	$338	$224	$1,199	$799
Contract manufacturing	107	99	307	324

	$445	$323	$1,506	$1,123

Earnings (loss) before income taxes
Electronics components distribution	$(45)	$(143)	$(1,764)	$(1,976)
Contract manufacturing	243	(256)	638	(774)

	$198	$(399)	$(1,126)	$(2,750)

Capital expenditures
Electronics components distribution	$43	$56	$261	$107
Contract manufacturing	81	113	140	113

	$124	$169	$401	$220

Depreciation and amortization
Electronics components distribution	$294	$291	$952	$998
Contract manufacturing	208	213	608	628

	$502	$504	$1,560	$1,626

	March 31,	June 30,
	2004	2003
Identifiable assets
Electronics components distribution	$110,715	$103,228
Contract manufacturing	12,698	10,984

	$123,413	$114,212

FORM 10-Q Page 14	March 31, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement under the Private Securities Litigation Reform Act of 1995:

     Certain statements contained in this report or in other written or oral statements made from time to time by the Company may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements may use words such as “anticipate,” “estimate,” “expect,” “believe,” “may,” “intend” and similar words or terms. Although we believe that the expectations in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. The forward-looking statements are based upon a number of assumptions and estimates that, while presented with specificity and considered reasonable by us, are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies which are beyond our control, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, the forward-looking statements are only an estimate and actual results will vary from the forward-looking statements, and these variations may be material. We are not obligated to update any forward-looking statement, but investors are urged to consult any further disclosures we make in our subsequent filings with the Securities and Exchange Commission. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by us of results or performance that actually will be achieved. Forward-looking statements are necessarily speculative in nature, and it is usually the case that one or more of the assumptions in the forward-looking statements do not materialize. Investors are cautioned not to place undue reliance on the forward-looking statements. We caution investors that the factors set forth below, which are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and in our other filings with the Securities and Exchange Commission, could cause our results to differ materially from those stated in the forward-looking statements. These factors include, among others, the impact of competitive products, demand for our products and related market acceptance risks, fluctuations in our operating results, delays in development of highly complex electronic products, our ability to continue to expand our operations, the level of costs incurred in connection with our expansion efforts, the financial strength of our customers and suppliers, and risks associated with general industry and economic conditions.

GENERAL

     Jaco Electronics, Inc. (“Jaco or the “Company”) is a distributor of electronic components, and provider of contract manufacturing and value-added services. Products distributed by us include semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and monitors, and power supplies used in the assembly and manufacturing of electronic equipment.

     Our customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (i.e., outsourcing). We intend to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by us consist of automated inventory management services, kitting (e.g., supplying sets of specified quantities of products to a customer that are prepackaged in kits for ease of feeding the customer’s production lines), and contract manufacturing through Nexus Custom Electronics, Inc., (“Nexus”) a wholly owned subsidiary. We are also expanding in the flat panel display value-added market, which includes full system integration, kitting and the implementation of touch technologies.

FORM 10-Q Page 15	March 31, 2004

Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.3	88.0	86.7	87.4

Gross Profit	13.7	12.0	13.3	12.6
Selling, general and administrative expenses	12.8	12.2	13.1	13.6

Operating profit (loss)	0.9	(0.2)	0.2	(1.0)
Interest expense	0.6	0.5	0.7	0.7

Earnings (loss) before income taxes	0.3	(0.7)	(0.5)	(1.7)
Income tax provision (benefit)	0.1	(0.3)	(0.2)	(0.6)

NET EARNINGS (LOSS)	0.2%	(0.4)%	(0.3)%	(1.1)%

COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

     Net sales for the three and nine months ended March 31, 2004 were $68.9 million and $208.0 million, respectively, compared to $59.4 million and $162.6 million for the three and nine months ended March 31, 2003, respectively, representing increases of 16.0% and 27.9%, respectively. Net sales for the three and nine months of this fiscal year increased $9.5 million and $45.3 million compared to the same periods of our last fiscal year. The increase in net sales is principally attributable to the acquisition of certain assets of the electronics distribution business of Reptron Electronics, Inc. (“Reptron”) in June 2003 and the Company’s internal growth. We are seeing increased demand for a wide range of components. Certain products, such as memory and flat panel displays (“FPD”), which are in short supply, are starting to become more available. The Company currently has a large backlog of orders for these products. Our FPD net sales were approximately $12.3 million and $39.0 million for the three and nine months ended March 31, 2004, respectively. This represents an increase of 158.9% and 169.6%, respectively, compared to last fiscal year. Sales of FPD products continue to be a major focus for the Company. Also, we are expanding our presence in the Far East. Many of our customers are shifting their production to the Far East due to the inexpensive cost of operation. Our expansion is intended to support our existing business in this region and the development of new customers. Globally, the Far East is the fastest growing region for our industry. Our active components net sales, including FPD’s, represented 73.4% and 74.5% of our net distribution sales for the three and nine months ended March 31, 2004, respectively. Passive components, including capacitors, resistors and electro-mechanical products, accounted for the balance. The Company is seeing smaller production runs still be manufactured in the United States. Our wholly-owned subsidiary, Nexus, which performs contract manufacturing services is also seeing an increase in demand. Nexus’ net sales for the three and nine months ended March 31, 2004 were $5.8 million and $15.9 million, respectively, representing increases of 44.8% and 40.2% from the comparable prior periods.

FORM 10-Q Page 16	March 31, 2004

     Gross profit was $9.5 million, or 13.7% of net sales, and $27.6 million, or 13.3% of net sales, for the three and nine months ended March 31, 2004, respectively, an increase of 32.4% and 35.3%, respectively, compared to $7.2 million, or 12.0% of net sales, and $20.4 million, or 12.6% of net sales, for the comparable periods in our last fiscal year. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand for product. Our margins are currently improving primarily due to an increase in demand for product. We do not, however, anticipate margins reaching historical levels achieved in the past due to our current product mix. Historically, active components sell at lower margins than passive components, and the Company is currently selling a far greater concentration of active components than passive components. If product demand remains strong, we believe we can maintain our margins at least at the current level. We do not anticipate any significant change for the foreseeable future, although we cannot assure you that demand for our products will not be adversely affected by events beyond our control.

     Selling, general and administrative expenses (“SG&A”) were $8.8 million and $27.2 million for the three and nine months ended March 31, 2004, respectively, compared to $7.2 million and $22.0 million for the three and nine months ended March 31, 2003, respectively. The increase in SG&A is principally a factor of the increased costs associated with our acquisition of a portion of the Reptron distribution business. SG&A as a percentage of net sales was 12.8% and 13.1% for the three and nine months ended March 31, 2004, respectively, compared to 12.2% and 13.6% for the three and nine months ended March 31, 2003, respectively. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business. The Company believes that decreasing this percentage is important to our future success. The operating leverage derived from an increase in net sales should result in a decrease in SG&A as a percentage of net sales, which when combined with maintenance of our gross profit margin, would result in improved results.

     Interest expense increased to $0.4 million and $1.5 million for the three and nine months ended March 31, 2004, respectively, compared to $0.3 million and $1.1 million for the three and nine months ended March 31, 2003, respectively. The increase in interest expense is attributable to the borrowings associated with our purchase of Reptron and the borrowings required to support the increase in our accounts receivable and inventory. Any dramatic increase in borrowing rates could significantly increase our interest expense, which would have a negative impact on our results.

     Net earnings for the three months ended March 31, 2004 were $0.1 million, or $0.02 per diluted share, compared to a net loss of $0.3 million, or $(0.05) per diluted share, for the comparable period in our last fiscal year. Net loss for the nine months ended March 31, 2004 was $0.7 million, or $(0.12) per diluted share, compared to $1.8 million, or $(0.31) per diluted share, for the comparable period in our last fiscal year. Our earnings for the quarter and decrease in loss for the nine months when compared to last year were primarily the result of our increase in net sales and gross profit margin. The Company believes it has benefited from the increased demand for product in the electronics industry and the integration of the acquired portion of the distribution business of Reptron.

LIQUIDITY AND CAPITAL RESOURCES

     On December 22, 2003, the Company obtained a $50,000,000 revolving secured line of credit from GMAC Commercial Finance LLC and PNC Bank, National Association. This credit facility has a maturity date of December 31, 2006. This facility amended an existing $45,000,000 secured line of credit. Borrowings under the amended credit facility are based principally on eligible accounts receivable and inventories of the Company as defined in the agreement. The prior agreement was amended on September 19, 2003 to extend the maturity date to October 1, 2004, and was subsequently amended on November 7, 2003 to provide a waiver for noncompliance with a certain financial covenant for the quarter ended September 30, 2003. The prior agreement required the Company to maintain an $800,000 compensating balance arrangement with its banks in an interest bearing account, which was funded during the quarter ended December 31, 2002. The new agreement allows for the release of the $800,000 compensating balance arrangement, and includes an additional available amount under the line of credit of up to $750,000. The additional available amount at the time of closing was $732,000, and declines by $31,000 monthly. The interest rate under the prior agreement was based on the average 30-day LIBOR plus 2.25% to 2.75% depending on the Company’s performance for the immediately preceding four fiscal quarters measured by a specified financial ratio. Effective September 19, 2003, the rate converted to the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%. Effective November 7, 2003, the rate

FORM 10-Q Page 17	March 31, 2004

converted to the higher of the prime rate plus 1% or the federal funds rate plus 1.50%. Effective December 22, 2003, the rate converted to the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%, or at the Company’s option, the average 30-day LIBOR plus 3.25%. The outstanding balance on the amended revolving line of credit facility was $38.9 million with an additional $5.3 million available at March 31, 2004. Borrowings under this facility are collateralized by substantially all of the assets of the Company. The agreement contains provisions for maintenance of certain financial covenants, all of which the Company was in compliance with at March 31, 2004, and prohibits the payment of cash dividends. Failure to remain in compliance with these covenants could trigger an acceleration of our obligation to repay all outstanding borrowings under our credit facility and limit the Company’s ability to borrow additional amounts under the line of credit.

     For the nine months ended March 31, 2004, our net cash used in operating activities was approximately $4.2 million, as compared to net cash provided by operating activities of $14.2 million for the same period in our last fiscal year. The increase in net cash used is primarily attributable to an increase in our accounts receivable and inventory, which was partially offset by an increase in our accounts payable and accrued expenses. The increase in our accounts receivable resulted from the increase in our net sales for the nine months ended March 31, 2004. The inventory increase was primarily due to supporting specific managed customer inventory programs. Net cash used in investing activities was approximately $0.4 million for the nine months ended March 31, 2004 as compared to $2.3 million for the nine months ended March 31, 2004. The decrease is primarily attributable to deferred payments of $2.1 million for the nine months ended March 31, 2003 related to our acquisition in June 2000 of Interface Electronics Corp. Net cash provided by financing activities was approximately $4.6 million for the nine months ended March 31, 2004 as compared to net cash used in financing activities of $12.1 million for the same period in our last fiscal year. The increase in net cash provided is primarily attributable to the increase in net borrowings under our credit facility of approximately $13.9 million.

     For the nine months ended March 31, 2004 and 2003, our inventory turnover was 5.6 times and 4.8 times, respectively. The average days outstanding of our accounts receivable at March 31, 2004 was 49 days, as compared to 46 days at March 31, 2003. Based upon our present plans, including no anticipated material capital expenditures, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months and for the foreseeable future. However, our cash expenditures may vary significantly from current levels based on a number of factors, including, but not limited to, future acquisitions and capital expenditures, if any. Historically, we have been able to obtain amendments to our credit facilities to satisfy financial covenants, when necessary. While we cannot assure you that any such future amendments, if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources.

Inflation

     Inflation has not had a significant impact on our operations during the last three fiscal years.

Critical Accounting Policies and Estimates

     We have disclosed in Note A to our consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, as amended, those accounting policies that we consider to be significant in determining our results of operations and financial position. There have been no material changes to the critical accounting policies previously identified and described in our 2003 Form 10-K. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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

FORM 10-Q Page 18	March 31, 2004

under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

New Accounting Standards

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. The adoption of SFAS No. 150 has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Prior to the adoption of FIN No. 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that treatment by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company does not have any variable interest entities which would require consolidation under FIN No. 46. Accordingly, the adoption of FIN No. 46 has had no effect on the Company’s consolidated financial position, results of operations or cash flows.

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB No. 104”), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%, or at the Company’s option, the average 30-day LIBOR plus 3.25%. At April 30, 2004, $34.8 million was outstanding under the credit facility. Changes in the prime interest rate, federal funds rate, or the average 30-day LIBOR during the fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the prime interest rate, federal funds rate, or average 30-day LIBOR will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on the amount of outstanding borrowings at April 30, 2004.

     The impact of interest rate fluctuations on our other floating rate debt is not material.

FORM 10-Q Page 19	March 31, 2004

Item 4. Controls and Procedures

     An evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based upon that evaluation, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q Page 20	March 31, 2004

PART II – OTHER INFORMATION

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

                         Nothing to Report

Item 5. Other Information

                         Nothing to Report

Item 6. Exhibits and Reports on Form 8-K

          a) Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer.

          b) Reports on Form 8-K

(1)	On January 8, 2004, a Current Report on Form 8-k was filed under Item 5. “Other Events and Regulation FD Disclosure” to report that the Company obtained a $50,000,000 revolving secured line of credit from GMAC Commercial Finance LLC and PNC Bank, National Association with a maturity date of December 31, 2006.

(2)	On February 9, 2004, a Current Report on Form 8-K was filed under Item 12. “Results of Operations and Financial Condition” to report the Company’s results for its second quarter of the fiscal year ending June 30, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2004

JACO ELECTRONICS, INC.
(Registrant)

BY: /s/	Jeffrey D. Gash

Jeffrey D. Gash, Executive Vice President,
Finance and Secretary
(Principal Financial Officer)