Form 10-K
period 2004-06-30
JACO ELECTRONICS INC
filed 2004-09-28
CIK 52971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number  0-5896

                             JACO ELECTRONICS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                     New York                             11-1978958
                     ---------                            ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
                  or organization)                           No.)

      145 Oser Avenue, Hauppauge, New York                  11788
      ------------------------------------                  -----
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (631) 273-5500

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

           Yes: [X]                                           No: [ ]

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

           Yes:[ ]                                            No: [X]

      The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2003 was $ 31,586,178 (based on the last reported sale price on the Nasdaq National Market on that date).

      The number of shares of the registrant's common stock outstanding as of September 20, 2004 was 6,262,832 shares (excluding 659,900 treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE.

      Portions of the registrant's definitive proxy statement to be filed on or before October 28, 2004 under Regulation 14A in connection with the registrant's 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

      This Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this report and in documents incorporated herein by reference, forward-looking statements include, without limitation, statements regarding our financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "estimates", "intends" or similar language. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements.

      Potential factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

      - We are dependent on a limited number of suppliers for our products, which generate a significant portion of our sales. As a result, to the extent that these suppliers are not willing to do business with us in the future on terms acceptable to us, the loss of these suppliers could materially adversely affect our business, results of operations and financial condition.

      - Most of our distributorship agreements are cancelable upon short notice. While these agreements typically provide for certain protections in the event of termination to reduce our exposure to losses from unsold inventory (such as price protection and rights of return), we cannot assure you that we will not experience significant losses from unsold inventory in the future.

      - The market for our products and services is very competitive and subject to rapid technological advances. We compete with many other distributors of electronic components, many of which are larger and have significantly greater name recognition and greater financial and other resources than we have. Failure to maintain and enhance our competitive position could adversely affect our business.

      - Some of our customer base is transferring to the Far East in order to reduce production costs. If we are unsuccessful in expanding our Far East operations in response to this trend, our sales could be negatively impacted.

      - Downturns in the electronic components industry and in the general economy have in the past, and could in the future, adversely affect our business, results of operations and financial condition.

      - Strikes or other delays or disruptions in air or sea transportation and possible future legislative or regulatory changes with respect to pricing and/or import quotas on products we import from foreign countries could adversely affect our business.

      - Terrorist attacks may create instability and uncertainty in the electronic components industry.

      - Volatile pricing of electronic components may reduce our profit margins.

      - Costs or difficulties related to the integration of the operations and personnel of businesses we acquire may be greater than expected.

      - Limited allocation of products by our suppliers may reduce the availability of certain products we offer.

      -     Adverse changes may occur in the securities markets.

      In light of these and other risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to update publicly or revise any forward-looking statements to reflect new information or events or circumstances occurring after the date of this report.

                                     PART I

ITEM 1. BUSINESS.

      Jaco Electronics, Inc. was organized in the State of New York in 1961. Our principal executive offices are located at 145 Oser Avenue, Hauppauge, New York 11788, and our telephone number is (631) 273-5500.

      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, if any, filed or furnished with the Securities and Exchange Commission, or SEC, under the Exchange Act are available free of charge on our website at www.jacoelectronics.com/investor-fin-news.asp as soon as reasonably practicable after we file or furnish them with the SEC. Information contained on our website is not incorporated by reference in this report. As used in this report, the terms, "we", "us", "our", the "Company" and similar terms refer to Jaco Electronics, Inc. and our consolidated subsidiaries.

OUR COMPANY

      We are a leading distributor of electronic components to industrial OEMs (Original Equipment Manufacturers) and contract manufacturers (see "Discontinued Operations", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal Year Ended June 30, 2004 with Fiscal Year Ended June 30, 2003 - Discontinued Operations," and Note B
- "Discontinued Operations" to our Consolidated Financial Statements included elsewhere in this report for a description of our recent sale of our contract manufacturing subsidiary, Nexus Custom Electronics, Inc.). We also provided contract manufacturing services to our industrial OEM customers. We distribute products such as semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and power supplies, which are used in the manufacture and assembly of electronic products, including:

- telecommunications equipment

- medical devices and instrumentation

- military/aerospace systems

- computers and office equipment

- industrial equipment and controls

- automotive and consumer electronics

      We have two distribution centers and 16 strategically located sales offices throughout the United States and one sales office recently opened in Bejing, China. We distribute more than 45,000 products from over 100 vendors, including such market leaders as Kemet Electronics Corporation, Samsung Semiconductor, Inc., Vishay Intertechnology, Inc. and Sharp Electronics Corp, to a base of over 7,500 customers through a direct sales force. To enhance our ability to distribute electronic components, we provide a variety of value-added services, including automated inventory management services, integrating and assembling various custom components with flat panel displays to customer specifications, assembling stock items for our customers into pre-packaged kits, providing contract manufacturing services and programming and testing of power supplies and crystal oscillators. Our core customer base consists primarily of small and medium-sized manufacturers that produce electronic equipment used in a wide variety of industries.

OUR INDUSTRY

      The electronic components distribution industry has become an increasingly important sales channel for component manufacturers. Electronic components distributors relieve component manufacturers of a portion of the costs and personnel needed to warehouse and sell their products. Distributors market manufacturers' products to a broader range of OEMs than such manufacturers could economically serve with their direct sales forces. Today, distributors have become an integral part of their customers' purchasing and inventory process. Distributors offer their customers the ability to outsource their purchasing and warehousing responsibilities. Electronic Data Interchange (EDI) permits distributors to receive timely scheduling of component requirements from customers enabling them to better provide these value-added services. Distributors also provide Field Application Engineers (FAEs). FAEs provide technical support to our customers engineering staff while serving as primary technical point of contact for our sales force. Our FAE team is trained by our key suppliers on their specific product and serve as an extension of their marketing efforts. The FAE also is responsible for our technical training designed at increasing the technical competence of our sales force. These functions are intended to increase the contribution of our sales and marketing effort as a value added service to our customers.

PRODUCTS

      We currently distribute over 45,000 stock items. Our management believes that it is necessary for us to carry a wide variety of items in order to fully service our customers' requirements. Our products fall into four broad categories: Semiconductors (Semi), Flat Panel Displays (FPDs), Passive Components (capacitors and resistors) and Electromechanical Devices (EMCH). Our net distribution sales in each of these four product categories as a percentage of our total net distribution sales appears below:

         2004   2003
         ----   ----
Semi      53%   58%
FPDs      21%   10%
Passive   19%   26%
EMCH       7%    6%

      Semiconductors consist of such items as integrated circuits, microprocessors, transistors, diodes, dynamic random access memory (RAM), static RAMs, video RAMs and metal oxide field effect transistors. FPDs incorporate such items as flat panels and flat panel monitors, touch screens and controllers. Passive components consist primarily of capacitors and resistors. EMCH consists of such products as power supplies, relays and printerheads.

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

      - Flat Panel Systems Integration. Our display sales specialists and corporate product engineers configure highly customized solutions to meet specific flat panel display requirements. We provide technical services and integrate, test and deliver complete flat panel display products for both business and consumer applications.

      - Kitting. Kitting consists of assembling to a customer's specifications two or more of our 45,000 stock items into pre-packaged kits ready for use in the customer's assembly line. Kitting services allow us to provide a partial or complete fill of a customer's order and enable the customer to more efficiently manage its inventory.

      - Programming. We offer both Field Programming Instruments, as well as volume production capabilities performed in-house. All standard surface mount and dip packages are available. We provide custom oscillators at a user-specified frequency. In addition, we offer configurable modular power supplies featuring the flexibility of 10 wide-range outputs, with the best technical specifications in its class. This configurable power supply series offers quick turnaround and fully-tested units in Medical, Test and Measurement, Industrial and Datacom applications.

SALES AND MARKETING

      We believe we have developed valuable long-term customer relationships and an in-depth understanding of our customers' needs and purchasing patterns. Our sales personnel are trained to identify our customers' requirements and to actively market our entire product line to satisfy those needs. We serve a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense, aerospace, medical equipment and other industries. We have established specific sales and marketing programs to address the unique needs of the contract manufacturing sector. None of our customers individually represented more than 17% of our total net sales in any of the fiscal years ended June 30, 2004, 2003 and 2002.

      As an authorized distributor for key manufacturers, we are able to offer our customers engineering support as well as a variety of supply chain management programs. Engineering, support and supply chain management services enhance our ability to attract new customer contracts. Many of today's services revolve around the use of software automation and computer-to-computer transactions through EDI and internet-based solutions, and through technically competent product managers and a team of display sales specialists and field application engineers. We provide design support and technical assistance to our customers with detailed data solutions employing the latest technologies.

      Sales are made throughout North America from the sales departments maintained at our two distribution facilities located on the East and West Coasts of the United States in New York and California and from 17 strategically located sales offices. Sales are made primarily through personal visits by our employees and by a staff of trained telephone sales personnel who answer inquiries and receive and process orders from customers. In addition, we utilize the services of independent sales representatives whose territories include parts of North America and several foreign countries. We recently opened a sales office in Bejing, China to support our anticipated sales growth in the Far East. We also utilize a third party warehouse to support key customers in the Far East. These independent sales representatives operate under agreements which are terminable by either party upon 30 days notice and prohibit them from representing competing product lines. Independent sales representatives are authorized to solicit sales of all of our product lines.

SUPPLIERS

      Manufacturers of electronic components are increasingly relying on the marketing, customer service and other resources of distributors who market their product lines to customers not normally served by the manufacturer, and to supplement the manufacturer's direct sales efforts in other accounts often by providing value-added services not offered by the manufacturer. Manufacturers seek distributors who have strong relationships with desirable customers, are financially strong, have the infrastructure to handle large volumes of products and can assist customers in the design and use of the manufacturers' products. Currently, we have non-exclusive distribution or master inventory agreements with many manufacturers, including Dallas Semiconductor Corporation, Sharp Electronics Corp, Kemet Electronics Corporation, Samsung Semiconductor, Inc., 3 M Touch Systems, Inc., Vishay Intertechnology, Inc., Vitesse Semiconductor Corporation, Seiko Instruments USA, Inc., Oki Semiconductor Company and Epson Electronics America, Inc. We continuously seek to identify potential new suppliers and obtain additional distributorships for new lines of products. We believe that such expansion and diversification will increase our sales and market share. During the year ended June 30, 2004, products purchased from our two largest suppliers accounted for 26% and 12%, respectively, of our total net sales. As is common in the electronics distribution industry, from time to time we have experienced terminations of relationships with suppliers. We cannot assure you that, in the event a supplier cancelled its distributor agreement with us, we would be able to replace the sales associated with such supplier with sales of other products.

      We generally purchase products from manufacturers pursuant to non-exclusive distributor agreements. As an authorized distributor, we are able to offer our suppliers marketing support and technical assistance regarding product knowledge through our FAE program. This program is a technical resource that allows us the opportunity to work with our customers' engineers to design our more advanced products. These products typically have higher average selling prices and higher gross profit margins than commodity components and there is limited competition for the sale of these products.

      Most of our distributor agreements are cancelable by either party, typically upon 30 to 90 days notice, although these agreements are usually entered into with the intention of a long-term relationship. We have many active agreements with durations of in excess of fifteen years. These agreements typically provide for price protection, stock rotation privileges and the right to return inventory. Price protection is typically in the form of a credit to us for any inventory in our possession for which the manufacturer reduces its prices. Stock rotation privileges typically allow us to exchange inventory in an amount up to five percent of a prior period's purchases. Upon termination of a distributor agreement, the right of return typically requires the manufacturer to repurchase our inventory at our adjusted purchase price. We believe that these types of protective provisions contained in our distributorship agreements generally have served to reduce our exposure to loss from unsold inventory. Because price protection, stock rotation privileges and the right to return inventory are limited in scope, however, we cannot assure you that we will not experience significant losses from unsold inventory in the future.

ACQUISITIONS

      In June 2003, we acquired certain assets of the electronics distribution business of Reptron Electronics, Inc. ("Reptron"), located in Florida. This acquisition has expanded our customer and supplier base. In addition, we recognized certain benefits relating to expected synergies in operations and the improved quality of the management team. The total purchase price, including transaction costs, was approximately $9,353,000, of which approximately $5,394,000 was paid in cash and the remaining portion resulted in our assumption of certain liabilities of Reptron.

OPERATIONS

      Component Distribution. Inventory management is critical to a distributor's business. We constantly focus on a high number of resales or "turns" of existing inventory to reduce exposure to product obsolescence and changing customer demand.

      Our central computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information of our distribution business. Our distribution software system includes financial systems, EDI, customer order entry, purchase order entry to manufacturers, warehousing and inventory control. Each of our sales departments and offices is electronically linked to our central computer systems, which provide fully integrated on-line real-time data with respect to our inventory levels. Our inventory management system was developed internally and is considered proprietary. We track inventory turns by vendor and by product, and our inventory management system provides immediate information to assist in making purchasing decisions and decisions as to which inventory to exchange with suppliers under stock rotation programs. Our inventory management system also uses bar-code technology. In some cases, customers use computers that interface directly with our computers to identify available inventory and rapidly process orders. Our computer system also tracks inventory turns by customer. We also monitor supplier stock rotation programs, inventory price protection, rejected material and other factors related to inventory quality and quantity. This system enables us to more effectively manage our inventory and to respond quickly to customer requirements for timely and reliable delivery of components. Our inventory turnover was approximately five times for the fiscal year ended June 30, 2004.

      Contract Manufacturing. During the fiscal year ended June 30, 2004, we conducted our contract manufacturing operations through our wholly owned subsidiary, Nexus Custom Electronics, Inc. ("Nexus"). As described below under "Discontinued Operations," on September 20, 2004, we completed the sale of substantially all of the assets of this subsidiary and, as a result, are no longer engaged in contract manufacturing as of the date of this report. During the fiscal year ended June 30, 2004, we operated at two locations through our former Nexus subsidiary. The first location was an approximately 32,000 square foot facility located in Brandon, Vermont. The second location was an approximately 30,000 square foot facility located in Woburn, Massachusetts. During the fiscal year ended June 30, 2004, Nexus provided contract manufacturing services to OEM customers, which included procurement of customer specified components and raw materials from our network of suppliers and other suppliers, assembly of components on printed circuit boards (PCBs) and post-assembly testing. OEMs then incorporated the PCBs into finished products. In assembling PCBs, Nexus was capable of employing both PTH and SMT. PTH is a method of assembling PCBs in which component leads are inserted and soldered into plated holes in the board. SMT is a method of assembling PCBs in which components are fixed directly to the surface of the board, rather than being inserted into holes.

DISCONTINUED OPERATIONS

      On September 20, 2004, we completed the sale of substantially all of the assets of our non-core contract manufacturing subsidiary, Nexus, to Sagamore Holdings, Inc. for total consideration of up to $13,000,000 and the assumption of certain liabilities. Under the terms of the purchase agreement relating to this transaction, we received $9.25 million of the purchase consideration in cash at closing. The balance of the fixed portion of the purchase consideration was satisfied through the delivery of a $2.75 million subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 each, commencing in September 2006 and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted.

Additionally, we are entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales in excess of $20 million of Nexus after the closing date, up to $1,000,000 in the aggregate.

      Pursuant to the purchase agreement, Sagamore Holdings has also entered into a contract that designates us as a key supplier of electronic components to Nexus for a period of five years

      As a result of the sale, we have classified the operations of Nexus Custom Electronics as "discontinued" for all periods presented herein.

      See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal Year Ended June 30, 2004 with Fiscal Year Ended June 30, 2003 - Discontinued Operations," and Note B - "Discontinued Operations" to our Consolidated Financial Statements included under Item 15 of this report for additional information regarding this transaction.

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

      The electronics contract manufacturing industry is highly fragmented and is characterized by relatively high levels of volatility, competition and pricing and margin pressure. Many large contract manufacturers operate high-volume facilities and primarily focus on high-volume product runs. In contrast, certain contract manufacturers, such as Nexus, focused on low-to-medium volume and service-intensive products.

BACKLOG

      The trend over the last couple of years has been toward outsourcing, and more customers have entered into just-in-time contracts with distributors, instead of placing orders with long lead times. Our backlog is subject to delivery rescheduling and cancellations by the customer, sometimes without penalty or notice. Therefore, our backlog is not necessarily indicative of our future sales for any particular period.

EMPLOYEES

      At June 30, 2004, we had a total of 412 employees, of which 154 were employed by our former Nexus subsidiary and are no longer employed by us following the disposition of Nexus. Of our total employees, 10 were engaged in administration, 62 were managerial and supervisory employees, 159 were in sales and 181 performed warehouse, manufacturing and clerical functions. Of these employees, a total of 4 were employed by Nexus in administration, 12 in management and supervisory positions, 4 in sales and 134 in warehouse, manufacturing and clerical functions. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

ITEM 2. PROPERTIES.

      All of our facilities are leased except for the Brandon, Vermont property, which was owned by Nexus. We currently lease 20 facilities strategically located throughout the United States, two of which are multipurpose facilities used principally as administrative, sales and purchasing offices, as well as warehouses, one of which is used for contract manufacturing and the remainder of which are used principally by us as sales offices. Our satellite sales offices range in size from approximately 900 square feet to approximately 10,000 square feet. Base rents for such properties range from approximately $900 per month to approximately $7,500 per month. Depending on the terms of each particular lease, in addition to base rent, we may also be responsible for portions of real estate taxes, utilities and operating costs, or increases in such costs over certain base levels. The lease terms range from month to month to as long as ten years. All facilities are linked by computer terminals to our Hauppauge, New York headquarters. The following table sets forth certain information as of September 20, 2004 regarding our four principal leased facilities:

                                                                                                         LEASE
                                             BASE RENT                                                 EXPIRATION
      LOCATION                               PER MONTH         SQUARE FEET           USE                  DATE
    ------------                             ---------         -----------     ---------------         ----------
Hauppauge, NY (1)                             $50,000             72,000       Administrative,          12/31/13
                                                                               Sales and
                                                                               Warehouse

Franklin, MA                                  $19,500             11,700       Sales                     3/31/05

Woburn, MA (2)                                $14,300             30,000       Manufacturing             7/31/05

Westlake Village, CA                          $10,600             11,000       Administrative,           4/30/06
                                                                               Sales and
                                                                               Warehouse

(1) Leased from a partnership owned by Joel H. Girsky, Chairman and President of the Company, and Charles B. Girsky, his brother, at a current monthly rent, which the Company believes represents the fair market value for such space.

(2) This facility relates to our discontinued operation, and as of September 20, 2004, is no longer an obligation of the Company.

      Prior to our sale of Nexus on September 20, 2004, we owned and occupied, through Nexus, an approximately 32,000 square foot facility located in Brandon, Vermont that was used for manufacturing, storage and office space. We believe that our present facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

      We are a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on our business, results of operations or financial condition.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to our security holders during the fourth quarter of fiscal 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      (a) Our common stock is traded on the Nasdaq National Market under the symbol "JACO". The stock prices listed below represent the high and low sale prices of our common stock, as reported by the Nasdaq National Market, for each fiscal quarter beginning with the first fiscal quarter of the fiscal year ended June 30, 2003.

                                                                HIGH        LOW
                                                                ----        ---
FISCAL YEAR 2003:

         First quarter ended September 30, 2002............     $5.39      $2.11
         Second quarter ended December 31, 2002............      3.87       2.01
         Third quarter ended March 31, 2003................      3.15       2.05
         Fourth quarter ended June 30, 2003................      5.15       2.65

FISCAL YEAR 2004:

         First quarter ended September 30, 2003............     $6.50      $4.50
         Second quarter ended December 31, 2003............      7.50       5.61
         Third quarter ended March 31, 2004................      9.41       6.12
         Fourth quarter ended June 30, 2004................      8.44       4.40

      (b) As of September 20, 2004, there were approximately 152 holders of record of our common stock. We believe our stock is held by more than 2,600 beneficial owners.

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

ITEM  6. SELECTED FINANCIAL DATA.

      The selected consolidated financial data set forth below contains only a portion of our financial statements and should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period. The share and per share data have been adjusted to give effect to a 3-for-2 stock split which was effective on July 24, 2000. Significant events effecting the comparability of this schedule include the acquisitions of Reptron and Interface in June, 2003 and June, 2000 respectively. The historical results for 2000 to 2003 have been adjusted to reclassify the results of operations of Nexus as discontinued.

                                                                               YEAR ENDED JUNE 30,
                                                  -------------------------------------------------------------------------
                                                     2004            2003            2002            2001          2000
                                                  ----------      ----------      ----------      ----------     ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                         $  249,100      $  202,656      $  175,948      $  321,124     $  193,111
Cost of goods sold                                   214,389         176,918         148,693         257,181        147,782
                                                  ----------      ----------      ----------      ----------     ----------

       Gross profit                                   34,711          25,738          27,255          63,943         45,329

Selling, general and administrative expenses          35,016          28,184          32,635          44,776         33,317
                                                  ----------      ----------      ----------      ----------     ----------

       Operating (loss) profit                          (305)         (2,446)         (5,380)         19,167         12,012

Interest expense                                       1,539           1,025           1,683           3,457          1,053
                                                  ----------      ----------      ----------      ----------     ----------

       (Loss) earnings from continuing
         operations before income taxes               (1,844)         (3,471)         (7,063)         15,710         10,959

Income tax (benefit) provision                          (553)         (1,180)         (2,500)          6,408          4,467
                                                  ----------      ----------      ----------      ----------     ----------

       (Loss) earnings from continuing
       operations                                 $   (1,291)     $   (2,291)     $   (4,563)     $    9,302     $    6,492

Earnings (loss) from discontinued
operations, net of taxes                                 736            (693)           (481)            548           (116)
                                                  ----------      ----------      ----------      ----------     ----------

       NET (LOSS) EARNINGS                        $     (555)     $   (2,984)     $   (5,044)     $    9,850     $    6,376
                                                  ==========      ==========      ==========      ==========     ==========

PER SHARE INFORMATION
    Basic (loss) earnings per common share:

     (Loss) earnings from continuing
     operations                                   $    (0.22)     $    (0.40)     $    (0.80)     $     1.64     $     1.18

     Earnings (loss) from discontinued
     operations                                   $     0.13      $    (0.12)     $    (0.08)     $     0.10     $    (0.02)
                                                  ----------      ----------      ----------      ----------     ----------
     Net (loss) earnings                          $    (0.09)     $    (0.52)     $    (0.88)     $     1.74     $     1.16
                                                  ==========      ==========      ==========      ==========     ==========

    Diluted (loss) earnings per common share:

                                                                               YEAR ENDED JUNE 30,
                                                  -------------------------------------------------------------------------
                                                     2004            2003            2002            2001          2000
                                                  ----------      ----------      ----------      ----------     ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
     (Loss) earnings from continuing
     operations                                   $    (0.22)     $    (0.40)     $    (0.80)     $     1.50     $     1.13

     Earnings (loss) from discontinued
     operations                                   $     0.13      $    (0.12)     $    (0.08)     $     0.09     $    (0.02)
                                                  ----------      ----------      ----------      ----------     ----------
     Net (loss) earnings                          $    (0.09)     $    (0.52)     $    (0.88)     $     1.59     $     1.11
                                                  ==========      ==========      ==========      ==========     ==========

Weighted-average common shares and
common equivalent shares outstanding:

      Basic                                            5,974           5,783           5,713           5,670          5,498
                                                  ==========      ==========      ==========      ==========     ==========
      Diluted                                          5,974           5,783           5,713           6,179          5,766
                                                  ==========      ==========      ==========      ==========     ==========

                                                                                   AT JUNE 30,
                                                  -------------------------------------------------------------------------
                                                     2004           2003             2002            2001           2000
                                                     ----           ----             ----            ----           ----
                                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET:

Working capital .............................     $   17,459      $   11,437      $   18,327      $   23,752     $   18,649

Total assets ................................        121,782         114,212         110,635         136,315        126,329

Short-term debt .............................         37,089          35,736          34,705          55,639         40,543

Long-term debt ..............................            119              63           1,072           1,572          1,206

Shareholders' equity ........................         46,706          45,568          48,668          53,251         42,790

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

      Financial Reporting Release No. 60 recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of the Company's financial condition and results of operations and those that require significant judgments and estimates.

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

NEW ACCOUNTING STANDARDS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" ("SAB No. 104"), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

      THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS IN OUR STATEMENT OF OPERATIONS AS A PERCENTAGE OF NET SALES FOR THE PERIODS SHOWN:

                                                               2004        2003        2002
                                                               ----        ----        ----
Net sales .............................................       100.0%      100.0%      100.0%
Cost of goods sold ....................................        86.1        87.3        84.5
                                                               ----        ----        ----
Gross profit ..........................................        13.9        12.7        15.5
Selling, general and administrative expenses ..........        14.0        13.9        18.5
                                                               ----        ----        ----
Operating loss ........................................        (0.1)       (1.2)       (3.0)
Interest expense ......................................         0.6         0.5         1.0
                                                               ----        ----        ----
Loss from continuing operations before income taxes ...        (0.7)       (1.7)       (4.0)
Income tax benefit ....................................        (0.2)       (0.6)       (1.4)
                                                               ----        ----        ----
Loss from continuing operations .......................        (0.5)       (1.1)       (2.6)

Earnings (loss) from discontinued operations,
net of taxes ..........................................         0.3        (0.4)       (0.3)
                                                               ----        ----        ----
Net loss ..............................................        (0.2)%      (1.5)%      (2.9)%
                                                               ====        ====        ====

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2004 ("FISCAL 2004") WITH FISCAL YEAR ENDED JUNE 30, 2003 ("FISCAL 2003")

RESULTS FROM CONTINUING OPERATIONS:

      Net sales for Fiscal 2004 were $249.1 million, an increase of 22.9% from $202.7 million for Fiscal 2003. Approximately $41.0 million of the increase in net sales is attributable to new supplier relationships associated with the acquisition of certain assets of the electronics distribution business of Reptron Electronics, Inc. ("Reptron") in June 2003 and the balance is attributed to internal growth. We have seen an improvement in the demand for components throughout the electronics industry. Flat panel displays continues to represent our fastest growing product group. Flat panel sales increased from 10% of our total net sales during Fiscal 2003 to 21% for Fiscal 2004. Our ability to sustain our sales growth will be partially determined by our ability to continue to market successfully our flat panel displays. Semiconductors continue to represent our largest product group in terms of net sales. During Fiscal 2004, semiconductors accounted for 53% of our total net sales. Our semiconductor sales grew during the fiscal year as a result of increased marketing efforts, improving market conditions, and the addition of certain strategic franchises that we added through our acquisition of Reptron. Passive components have become very competitive in pricing. With manufacturing being done almost entirely off shore, it has become difficult to pursue new opportunities. Although we continue to still have a strong presence in selling passive components, our passive component sales decreased to 19% of net sales during Fiscal 2004 compared to 26% during Fiscal 2003. We have also increased our marketing of power supplies and printerheads. These products have a higher selling price per component, usually require some design work to be performed and as a result often generate higher gross profit margins. Our sales to the Far East represented approximately 20% of our total net sales in Fiscal 2004. These sales were primarily derived from business that we were already doing domestically that we were able to transition to the Far East. It is important to our ability to increase sales that we are able to expand our presence in the Far East, which represents the fastest growth area globally in our industry due to its currently low cost structure.

      Gross profit was $34.7 million, or 13.9% of net sales for Fiscal 2004, as compared to $25.7 million, or 12.7% of net sales for Fiscal 2003, an increase of 34.9%. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand for product. As discussed above, our passive component sales are decreasing. Historically, we have realized higher gross profit margins on passive components than semiconductors. As a result, unless demand for passive components increase, we do not anticipate any material increase in our overall margins, and we do not anticipate any significant change in demand for the foreseeable future. In addition, demand for our products may be adversely affected by events beyond our control.

      Selling, general and administrative expenses ("SG&A") were $35.0 million, or 14.1% of net sales, for Fiscal 2004, as compared to $28.2 million, or 13.9% of net sales for Fiscal 2003. The acquisition of Reptron increased our SG&A by $7.0 million.

      We continue to monitor all discretionary spending, without reducing personnel to the point that we cannot support sales growth. Our variable costs are primarily those costs associated with increases in gross profit dollars, such as sales commissions and bonuses. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business. We believe that we already have in place the infrastructure to sustain our sales growth for the foreseeable future. Therefore, an increase in our net sales should result in a decrease in SG&A as a percentage of net sales.

      Interest expense increased to $1.5 million for Fiscal 2004 compared to $1.0 million for Fiscal 2003. The increase is attributable to higher borrowing as a result of cash expended due to the acquisition of Reptron and cash required due to the higher accounts receivable and inventory as a result of the growth in sales. Slightly higher interest rates also contributed to the increase. Any significant increase in our borrowing rates could significantly increase our interest expense, which would have a negative impact on our results of operations.

      Net loss from continuing operations for Fiscal 2004 was $1.3 million, or $0.22 per diluted share, as compared to $2.3 million, or $0.40 per diluted share, for Fiscal 2003. The improved performance is attributable to the increase in our net sales and resulting increase in gross profit dollars, partially offset by the increase in SG&A and interest expense. We believe we have benefited during Fiscal 2004 from the improved demand in the electronics industry and the integration of the Reptron distribution business.

DISCONTINUED OPERATIONS:

      As described in Item 1. "Business- Discontinued Operations," on September 20, 2004, we completed the sale of substantially all of the assets of our contract manufacturing subsidiary, Nexus, for total consideration of up to $13.0 million, consisting primarily of $9.25 million paid in cash at closing and a $2.75 million subordinated note from the purchaser payable in quarterly installments over the next five years.

      Net income from these discontinued operations was $0.7 million, or $0.13 per diluted share, for Fiscal 2004. For Fiscal 2003, there was a net loss from these discontinued operations of $0.7 million, or $0.12 per diluted share. Increase in sales resulted in improved utilization of our fixed costs, resulting in increased gross profit.

COMBINED NET LOSS:

      The net loss from both continuing and discontinued operations for Fiscal 2004 was $0.6 million, or $0.09 per diluted share, compared to $3.0 million, or $0.52 per diluted share, for Fiscal 2003. The improved performance was attributable to the increase in gross profit dollars in excess of the increased SG&A during Fiscal 2004 as compared to Fiscal 2003.

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2003 ("FISCAL 2003") WITH FISCAL YEAR ENDED JUNE 30, 2002 ("FISCAL 2002")

CONTINUING OPERATIONS:

      Net sales for Fiscal 2003 were $202.7 million, an increase of 15.2%, as compared to $176.0 million for Fiscal 2002. We have seen an increase in net sales to certain customers where inventory management programs have been implemented. It has been our focus to offer value-added services to enhance value. Although there are indications of improvement, including certain customers in different industry segments who have seen their business improve, it is too early to be certain when this will lead to a general recovery in our industry. On June 13, 2003, the Company acquired certain assets of the electronics distribution operations of Reptron. Sales included in Fiscal 2003 associated with the Reptron acquisition were approximately $3.4 million. For Fiscal 2003 flat panel display ("FPD") sales represented approximately 10% of our total distribution sales. Passive components represented approximately 32% of our distribution sales and active components, including FPD's, represented approximately 68% of our distribution sales during Fiscal 2003.

      Gross profit was $25.7 million, or 12.7% for Fiscal 2003, as compared to $27.3 million, or 15.5% for Fiscal 2002. The Fiscal 2003 gross profit includes inventory write-downs of approximately $2.8 million, of which approximately $1.9 million was provided for in the fourth quarter of Fiscal 2003. Pricing of components continues to be highly competitive due to the availability of product. Our sales growth has been through the automated inventory programs, which have a high concentration of semiconductors that sell at lower margins. We do anticipate our margins to improve slightly due to sales associated with the Reptron acquisition, which historically have been at higher margins than ours.

      SG&A expenses were $28.2 million in Fiscal 2003, a decrease of $4.4 million, or 13.5% compared to $32.6 million in Fiscal 2002. We continue to strive to operate more efficiently. We continue to eliminate discretionary spending, while being careful not to impact our ability to service customers. We do anticipate our SG&A expenses to increase due to the Reptron acquisition.

      Interest expense decreased to $1.0 million in Fiscal 2003, as compared to $1.7 million in Fiscal 2002, representing a decrease of $0.7 million, or 41.2%. The decrease is attributable to a reduction of the average long-term debt balance for Fiscal 2003 as compared to Fiscal 2002. We do expect an increase in interest expense as a result of additional borrowings due to the Reptron acquisition.

      Net loss from continuing operations for Fiscal 2003 was $2.3 million, or $0.40 per diluted share, compared to a net loss during Fiscal 2002 of $4.6 million, or $0.80 per diluted share. As a result of our decrease in SG&A expenses and interest expense, we were able to reduce our net loss from continuing operations 49.8% for Fiscal 2003, as compared to Fiscal 2002.

DISCONTINUED OPERATIONS:

      Net loss from these discontinued operations was $0.6 million, or $0.12 per diluted share, for Fiscal 2003, as compared to $0.5 million, or $0.08 per diluted share in Fiscal 2002. The increase in our net loss from these discontinued operations was primarily due to a decrease in sales from our discontinued unit in Fiscal 2003 as compared to Fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         To provide additional liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, we entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association providing for a $50,000,000 revolving secured line of credit. This credit facility has a maturity date of December 31, 2006 and amended an existing $45,000,000 secured line of credit. Borrowings under the new credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At June 30, 2004, the outstanding balance on this new revolving line of credit facility was $37.0 million, with an additional $8.1 million available. The credit agreement contains provisions for maintenance of certain financial covenants, including, among others EBITDA and Minimum Net Worth, as defined. The interest rate on the outstanding borrowings at June 30, 2004 was approximately 4.5%. At June 30, 2004, we were in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of our obligation to repay all outstanding borrowings under our credit facility, limit our ability to borrow additional amounts under the line of credit and put a requirement that we maintain an aggregate undrawn availability of $1.5 million until certain financial requirements are achieved, which would reduce the undrawn availability to $500,000. The credit agreement includes both a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the revolving credit facility. Accordingly, the debt is classified as a current liability.

      The Company's prior credit agreement was amended on September 19, 2003 to extend the maturity date to October 1, 2004, and was subsequently amended on November 7, 2003 to provide a waiver for noncompliance with our EBITDA covenant for the quarter ended September 30, 2003. The prior agreement required us to maintain an $800,000 compensating balance arrangement with our banks in an interest bearing account, which was funded during the quarter ended December 31, 2002. The new credit agreement allows for the release of this $800,000 compensating balance arrangement and initially included an additional available amount under the line of credit of up to $750,000. The additional available amount at the time of closing was $732,000, declining by $31,000 monthly thereafter. The interest rate under the prior agreement was based on the average 30-day LIBOR plus 2.25% to 2.75%, depending on our performance for the immediately preceding four fiscal quarters measured by a specified financial ratio. The interest rate on the outstanding borrowings at June 30, 2003 was 3.9%. The outstanding balance on the prior revolving line of credit was $35.5 million at June 30, 2003. Effective September 19, 2003, the rate converted to the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%. Effective November 7, 2003, the rate converted to the higher of the prime rate plus 1% or the federal funds rate plus 1.50%. Effective December 22, 2003, the rate under the new credit agreement converted to the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%, or at our option, the average 30-day LIBOR plus 3.25%.

On September 20, 2004, our credit facility was amended to provide the lenders' consent to our sale of our contract manufacturing subsidiary, Nexus, and to (1) change our (a) EBITDA (b) Fixed Charge Ratio and (c) Minimum Net Worth covenants, as defined (2) eliminates the remaining portion of the additional $732,000 of the additional available amount under the facility to zero, and (3) require the cash proceeds from the sale of Nexus to be used to repay indebtedness outstanding under the facility, (4) and put a requirement that we maintain an aggregate undrawn availability of $1.5 million until certain financial requirements are achieved which would reduce the undrawn availability requirement to $500,000.

      For Fiscal 2004, our net cash used in operating activities was approximately $1.7 million, as compared to net cash provided by operating activities of $7.9 million for Fiscal 2003. The increase in net cash used is primarily attributable to an increase in our accounts receivable and inventory, which was partially offset by an increase in our accounts payable. The increase in our accounts receivable resulted from the increase in our net sales for Fiscal 2004. The inventory increase was primarily due to supporting specific managed customer inventory programs. Net cash used in investing activities was approximately $0.6 million for Fiscal 2004 as compared to $7.9 million for Fiscal 2003. The decrease is primarily attributable to $5.6 million related to the acquisition of Reptron in Fiscal 2003 and to deferred payments of $2.1 million for Fiscal 2003 related to our acquisition in June 2000 of Interface Electronics Corp. Net cash provided by financing activities was approximately $2.7 million for Fiscal 2004 as compared to net cash used in financing activities of $.1 million for Fiscal 2003. The increase in net cash provided is primarily attributable to the release of an $800,000 compensating balance requirement under our credit facility and proceeds from the exercise of stock options.

      For Fiscal 2004 and Fiscal 2003, our inventory turnover was 5.8 times and
5.2 times, respectively. The average days outstanding of our accounts receivable at June 30, 2004 was 52 days, as compared to 47 days at June 30, 2003. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.

      In fiscal 2005, we plan to make certain leasehold improvements to construct a 20,000 square foot FPD facility that will allow us to vertically integrate our entire FPD operation. When the facility is completed, we will offer customers a one-stop source for their FPD supply and integration needs. The cost of this project is not expected to be material and will be funded with cash from current operations. Based upon our present plans, including no anticipated material capital expenditures, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months and for the foreseeable future. However, our ability to maintain sufficient liquidity depends partially on our ability in achieving anticipated revenue and managing costs as well. Our planned expansion to the Far East and construction of an integration center for our FPD sales will require capital expenditures that have been planned for by the sale of our contract manufacturing subsidiary Nexus Custom Electronics, Inc. However, our cash expenditures may vary significantly from current levels based on a number of factors, including, but not limited to, future acquisitions and capital expenditures, if any. Historically, we have, when necessary, been able to obtain amendments to our credit facilities to satisfy instances of non-compliance with financial covenants. While we cannot assure you that any such future amendments, if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Based on the sale of Nexus, on September 20, 2004, the Company received $9.25 million cash at closing plus a subordinated note for $2.75 million. The cash at closing will be applied against the Company's outstanding line of credit. This will increase availability, except for certain restrictions (outlined previously in this section) that were established in the bank amendment approving the sale. These proceeds will be available to fund the anticipated expansion into the Far East and construction of an integration center to support the anticipated growth of the FPD product.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off-balance sheet debt, nor do we have any transactions, arrangements or relationships with any special purpose entities.

CONTRACTUAL OBLIGATIONS

      This table summarizes our known contractual obligations and commercial commitments at June 30, 2004

                      TOTAL          < 1 YEAR           1 TO 3 YEARS        3 TO 5 YEARS      > 5 YEARS
                  --------------   --------------      --------------      --------------   --------------
Long Term Debt        37,035,245       37,035,245
Capital Lease            530,979          396,745(A)          134,234
Operating Lease        9,651,170        1,943,158(B)        2,207,072(C)        1,652,467        3,848,473
                  --------------   --------------      --------------      --------------   --------------
Total                 47,217,394       39,375,148           2,341,306           1,652,467        3,848,473
                  ==============   ==============      ==============      ==============   ==============

   (A) Includes $323,527 from discontinued operations
   (B) Includes $198,806 from discontinued operations
   (C) Includes $14,331 from discontinued operations

INFLATION

      Inflation has not had a significant impact on our operations during the last three fiscal years.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%. At August 31, 2004, $34.0 million was outstanding under the credit facility. Changes in the prime interest rate or the federal funds rate during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the prime interest rate or the federal funds rate will increase or decrease interest expense for us by approximately $0.3 million based on outstanding borrowings at August 31, 2004.

      The impact of interest rate fluctuations on other floating rate debt is not material.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      For an index to the financial statements and supplementary data, see Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      No response to this item is required.

ITEM  9A. CONTROLS AND PROCEDURES.

      An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of June 30, 2004. Based upon that evaluation, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the fiscal year ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM  9B. OTHER INFORMATION

      No response to this item is required.

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

CODE OF ETHICS

      We have adopted a code of ethics within the meaning of Item 406(b) of SEC Regulation S-K, called the "Jaco Electronics, Inc. Code of Business Conduct," which applies to our chief executive officer, chief financial officer, controller and all our other officers, directors and employees. This document is available free of charge on our website at www.jacoelectronics.com.

      The other information required by this item is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held on December 16, 2004, which will be filed with the SEC not later than October 28, 2004 (the "Proxy Statement").

ITEM  11. EXECUTIVE COMPENSATION.

      The information required by this item is incorporated herein by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN DISCLOSURE

      The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of June 30, 2004:

                                                                                                             (c)
                                                 (a)                                               NUMBER OF SECURITIES
                                         NUMBER OF SECURITIES              (b)                    REMAINING AVAILABLE FOR
                                          TO BE ISSUED UPON           WEIGHTED-AVERAGE           FUTURE ISSUANCE UNDER EQUITY
                                       EXERCISE OF OUTSTANDING        EXERCISE PRICE OF          COMPENSATION PLANS (EXCLUDING
                                         OPTIONS, WARRANTS AND      OUTSTANDING OPTIONS,                 SECURITIES
           PLAN CATEGORY                        RIGHTS               WARRANTS AND RIGHTS           REFLECTED IN COLUMN (a))
-----------------------------------    -------------------------   ------------------------   ----------------------------------
Equity compensation plans (stock
options) approved by stockholders              744,750                      $5.17                          10,750
                                               -------                      -----                          ------
Total                                          744,750                      $5.17                          10.750


      The other information required by this item is incorporated herein by reference from the Proxy Statement.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is incorporated herein by reference from the Proxy Statement.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information required by this item is incorporated herein by reference from the Proxy Statement.

PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                            Page
                                                                                           -------
(a)   (1)    Financial Statements included in Part II, Item 8, of this Report:

             Index to Consolidated Financial Statements and Schedule                       F-1

             Report of Independent Registered Public Accounting Firm                       F-2

             Consolidated Balance Sheets                                                   F-3 - F-4

             Consolidated Statements of Operations                                         F-5

             Consolidated Statement of Changes in Shareholders' Equity                     F-6

             Consolidated Statements of Cash Flows                                         F-7

             Notes to Consolidated Financial Statements                                    F-8 - F-35

      (2)    Financial Statement Schedule included in Part IV of this Report:

             Report of Independent Registered Public Accounting Firm on Schedule           F-36

             Schedule II - Valuation and Qualifying Accounts                               F-37

      (3) See Exhibit Index on pages 26 through 30 of this report for a list of the exhibits filed, furnished or incorporated by reference as part of of this report.

(b)   Reports on Form 8-K

      (1) On April 28, 2004, a Current Report on Form 8-K was filed under Item
      12. "Results of Operations and Financial Condition" to report the Company's results for its third quarter of the fiscal year ending June 30, 2004.

      (2) On September 23, 2004, a Current Report on Form 8-K was filed under
      Item 2.01. "Completion of Acquisition or Disposition of Assets" to report the Company's completion of the sale of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc.

      (3) On September 27, 2004, a Current Report on Form 8-K was filed under
      Item 2.02. "Results of Operations and Financial Condition" to report the Company's results for its fourth quarter and fiscal year ending June 30, 2004.

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

10.18 Agreement between the Company and Gary Giordano, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 10.18.

10.19 Employment Agreement between Joel H. Girsky and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 10.19.

10.20 Employment Agreement between Charles Girsky and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 10.20.

10.21 Asset Purchase Agreement dated as of May 19, 2003 by and between the Company and Reptron Electronics, Inc., incorporated by reference to the Company's Current Report on Form 8-K, filed June 26, 2003, Exhibit 2.1.

10.21.1 First Amendment to the Asset Purchase Agreement dated as of June 2, 2003 by and between the Company and Reptron Electronics, Inc., incorporated by reference to the Company's Current Report on Form 8-K, filed June 26, 2003, Exhibit 2.2.

10.22 Second Restated and Amended Loan and Security Agreement dated September 13, 1995 among the Company, Nexus Custom Electronics, Inc., BNYCC and NatWest Bank, N.A. ("Second Restated and Amended Loan and Security Agreement"), incorporated by reference to the Company's Registration Statement on Form S-2, Commission File No. 33-62559, filed October 13, 1995, Exhibit 99.8.

10.22.1 Amendment to the Second Restated and Amended Loan and Security Agreement, dated as of April 10, 1996, incorporated by reference to the Company's 1996 10-K, Exhibit 99.8.1.

10.22.2 Amendment to the Second Restated and Amended Loan and Security Agreement, dated as of August 1, 1997, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, Exhibit 99.8.2.

10.22.3 Amendment to Second Restated and Amended Loan and Security Agreement dated July 1, 1998, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 99.8.3.

10.22.4 Amendment to Second Restated and Amended Loan and Security Agreement dated September 21, 1998 incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 99.8.4.

10.22.5 Amendment to Second Restated and Amended Loan and Security Agreement dated October 26, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Exhibit 99.8.5.

10.22.6 Amendment to Second Restated and Amended Loan and Security Agreement dated December 31, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, Exhibit 99.8.6.

10.22.7 Amendment to Second Restated and Amended Loan and Security Agreement dated June 6, 2000, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Exhibit 99.8.7.

10.22.8 Amendment to Second Restated and Amended Loan and Security Agreement dated September 28, 2000, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Exhibit 99.8.8.

10.22.9 Amendment to Second Restated and Amended Loan and Security Agreement dated January 29, 2001, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, Exhibit 99.8.9.

10.22.10 Amendment to Second Restated and Amended Loan and Security Agreement dated June 12, 2001, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 99.8.10.

10.22.11 Amendment to Second Restated and Amended Loan and Security Agreement dated July 1, 2001, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 99.8.11.

10.22.12 Amendment to Second Restated and Amended Loan and Security Agreement dated November 14, 2001, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 99.8.12.

10.22.13 Amendment to Second Restated and Amended Loan and Security Agreement dated February 6, 2002, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, Exhibit 99.8.13.

10.22.14 Amendment to Second Restated and Amended Loan and Security Agreement dated September 23, 2002, incorporated by reference to the Company's Annual Report on Form 10K for the year ended June 30, 2002, Exhibit 99.8.14.

10.22.15 Amendment to Second Restated and Amended Loan and Security Agreement dated May 12, 2003, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, Exhibit 99.8.15.

10.22.16 Amendment to Second Restated and Amended Loan and Security Agreement dated June 5, 2003, incorporated by reference to the Company's Current Report on Form 8-K, filed June 26, 2003,
                  Exhibit 99.8.16.

10.22.17 Amendment to Second Restated and Amended Loan and Security Agreement dated September 19, 2003, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, Exhibit 99.8.17.

10.22.18 Amendment to Second Restated and Amended Loan and Security Agreement dated November 7, 2003, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 99.8.18.

10.23 Third Restated and Amended Loan and Security Agreement dated as of December 22, 2003, by and among GMAC Commercial Finance LLC as Lender and as Agent, PNC Bank, National Association, as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc., Interface Electronics Corp. and Jaco de Mexico, Inc. ("Third Restated and Amended Loan and Security Agreement"), incorporated by reference to the Company's Current Report on Form 8-K, filed January 8, 2004, Exhibit 10.23.

10.23.1 Amendment to Third Restated and Amended Loan and Security Agreement dated September 20, 2004.

10.24 Asset Purchase Agreement made and entered into as of September 20, 2004 among Sagamore Holdings, Inc., NECI Acquisition, Inc., Nexus Custom Electronics, Inc. and Jaco Electronics, Inc., incorporated by reference to the Company's Current Report on Form 8-K, filed September 23, 2004, Exhibit 10.24.

21.1              Subsidiaries of the Company.

23                Consent of Grant Thornton LLP.

31.1              Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
                  Officer.

31.2              Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
                  Officer.

32.1              Section 1350 Certification of Principal Executive Officer.

32.2              Section 1350 Certification of Principal Financial Officer.

                              INDEX TO CONSOLIDATED
                        FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                                  Page
                                                                                                                  ----
Report of Independent Registered Public Accounting Firm                                                             F-2

Financial Statements

      Consolidated Balance Sheets                                                                               F-3 - F-4

      Consolidated Statements of Operations                                                                         F-5

      Consolidated Statement of Changes in Shareholders' Equity                                                     F-6

      Consolidated Statements of Cash Flows                                                                         F-7

      Notes to Consolidated Financial Statements                                                                F-8 - F-35

      Report of Independent Registered Public Accounting Firm on Schedule                                           F-36

      Schedule II - Valuation and Qualifying Accounts                                                               F-37

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
    JACO ELECTRONICS, INC.

We have audited the accompanying consolidated balance sheets of Jaco Electronics, Inc. (a New York Corporation) and subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jaco Electronics, Inc. and subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
----------------------

GRANT THORNTON LLP

Melville, New York
August 27, 2004
(except for Notes B and F(a), as to which the date is September 20, 2004)

                     Jaco Electronics, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,

                                     ASSETS                        2004             2003
                                                                ------------   ------------
CURRENT ASSETS
    Cash and cash equivalents                                   $    552,655   $    157,467
    Restricted cash                                                                 800,000
    Marketable securities                                            770,283        652,608
    Accounts receivable, less allowance for doubtful accounts
       of $695,000 in 2004 and $1,288,000 in 2003                 35,926,553     30,121,965
    Inventories                                                   37,017,390     34,558,854
    Prepaid expenses and other                                     1,513,657        927,432
    Prepaid and refundable income taxes                                           1,059,897
    Deferred income taxes                                          2,725,000      2,555,000
    Current assets of discontinued operations                     12,910,801      7,920,097
                                                                ------------   ------------

         Total current assets                                     91,416,339     78,753,320

PROPERTY, PLANT AND EQUIPMENT - NET                                2,003,137      2,526,724

DEFERRED INCOME TAXES                                                416,000        431,000

GOODWILL                                                          25,416,087     25,599,082

OTHER ASSETS                                                       2,530,269      3,845,701

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                     3,055,951
                                                                ------------   ------------
                                                                $121,781,832   $114,211,778
                                                                ============   ============

The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                                    June 30,

                     LIABILITIES AND
                  SHAREHOLDERS' EQUITY                         2004            2003
                                                           -------------   -------------
CURRENT LIABILITIES
   Accounts payable                                        $  31,533,041   $  26,625,744
   Current maturities of long-term debt and
      capitalized lease obligations                           37,088,743      35,735,797
   Accrued compensation                                        1,581,922       1,211,386
   Accrued expenses                                              953,169       1,536,919
   Current liabilities of discontinued operations              2,800,664       2,206,871
                                                           -------------   -------------

        Total current liabilities                             73,957,539      67,316,717

LONG-TERM DEBT AND CAPITALIZED LEASE
   OBLIGATIONS                                                   118,525          63,205

NON-CURRENT LIABILITIES OF DISCONTINUED
      OPERATIONS                                                                 314,199

DEFERRED COMPENSATION                                          1,000,000         950,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - authorized, 100,000 shares, $10
      par value; none issued
   Common stock - authorized, 20,000,000 shares,
      $.10 par value; 6,855,232 and 6,425,732 shares
       issued, respectively, and 6,195,332 and 5,765,832
       shares outstanding, respectively                          685,523         642,573
   Additional paid-in capital                                 26,735,295      25,152,010
   Retained earnings                                          21,562,396      22,117,967
   Accumulated other comprehensive income (loss)                  37,120         (30,327)
   Treasury stock - 659,900 shares at cost                    (2,314,566)     (2,314,566)
                                                           -------------   -------------

                                                              46,705,768      45,567,657
                                                           -------------   -------------

                                                           $ 121,781,832   $ 114,211,778
                                                           =============   =============

The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,

                                                                               2004             2003            2002
                                                                           -------------   -------------   -------------
Net sales                                                                  $ 249,100,345   $ 202,656,281   $ 175,948,640
Cost of goods sold                                                           214,389,155     176,918,022     148,693,460
                                                                           -------------   -------------   -------------

       Gross profit                                                           34,711,190      25,738,259      27,255,180

Selling, general and administrative expenses                                  35,016,383      28,184,534      32,635,242
                                                                           -------------   -------------   -------------

       Operating loss                                                           (305,193)     (2,446,275)     (5,380,062)

Interest expense                                                               1,539,007       1,025,067       1,683,203
                                                                           -------------   -------------   -------------

       Loss from continuing operations before income taxes                    (1,844,200)     (3,471,342)     (7,063,265)

Income tax benefit                                                              (553,131)     (1,180,105)     (2,499,892)
                                                                           -------------   -------------   -------------

       Loss from continuing operations                                     $  (1,291,069)  $  (2,291,237)  $  (4,563,373)

Earnings (loss) from discontinued operations, net of income tax provision (benefit) of $400,359, $(329,895) and $(268,108) in
   2004, 2003 and 2002, respectively                                             735,498        (693,424)       (480,598)
                                                                           -------------   -------------   -------------

       NET LOSS                                                            $    (555,571)  $  (2,984,661)  $  (5,043,971)
                                                                           =============   =============   =============

PER SHARE INFORMATION
    Basic (loss) earnings per common share:

     Loss from continuing operations                                       $       (0.22)  $       (0.40)  $       (0.80)
     Earnings (loss) from discontinued operations                          $        0.13   $       (0.12)  $       (0.08)
                                                                           -------------   -------------   -------------
     Net loss                                                              $       (0.09)  $       (0.52)  $       (0.88)
                                                                           =============   =============   =============

    Diluted (loss) earnings per common share:

     Loss from continuing operations                                       $       (0.22)  $       (0.40)  $       (0.80)
     Earnings (loss) from discontinued operations                          $        0.13   $       (0.12)  $       (0.08)
                                                                           -------------   -------------   -------------
     Net loss                                                              $       (0.09)  $       (0.52)  $       (0.88)
                                                                           =============   =============   =============

Weighted-average common shares and common equivalent shares outstanding:
      Basic                                                                    5,974,844       5,783,275       5,713,365
                                                                           =============   =============   =============
      Diluted                                                                  5,974,844       5,783,275       5,713,365
                                                                           =============   =============   =============

The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                    Years ended June 30, 2004, 2003 and 2002


                                                  Common stock        Additional
                                            --------------------       paid-in     Retained
                                            Shares       Amount        capital     Earnings
                                            ------       ------        -------     --------

Balance at July 1, 2001                   6,315,759     $631,576     $24,615,866  $30,146,599

Net loss                                                                           (5,043,971)
Unrealized loss on marketable
   securities - net of deferred taxes
   of $50,402
Exercise of stock options                   109,973       10,997         480,564
Stock options income tax benefits                                         55,580
                                         ----------     --------     -----------  -----------
Comprehensive loss

Balance at June 30, 2002                  6,425,732      642,573      25,152,010   25,102,628

Net loss                                                                           (2,984,661)
Unrealized loss on marketable
   securities - net of deferred taxes
   of $2,218
Purchase of treasury stock
                                         ----------     --------     -----------  -----------
Comprehensive loss

Balance at June 30, 2003                  6,425,732      642,573      25,152,010   22,117,967

Net loss                                                                             (555,571)
Unrealized gain on marketable
   securities - net of deferred taxes
   of $41,339
Exercise of stock options                   429,500       42,950         932,258
Stock options income tax benefits                                        651,027
                                         ----------     --------     -----------  -----------

Comprehensive loss

Balance at June 30, 2004                  6,855,232     $685,523     $26,735,295  $21,562,396
                                         ==========     ========     ===========  ===========

                                             Accumulated
                                                other                           Total
                                            comprehensive    Treasury       shareholders'  Comprehensive
                                            income (loss)     stock            equity          loss
                                            -------------     -----            ------          ----
Balance at July 1, 2001                      $ 61,107      $(2,204,515)    $53,250,633

Net loss                                                                    (5,043,971)    $(5,043,971)
Unrealized loss on marketable
   securities - net of deferred taxes         (85,661)                         (85,661)    $   (85,661)
   of $50,402
Exercise of stock options                                                      491,561
Stock options income tax benefits                                               55,580
                                             --------      -----------     -----------     -----------
Comprehensive loss                                                                         $(5,129,632)
                                                                                           ===========
Balance at June 30, 2002                      (24,554)      (2,204,515)     48,668,142

Net loss                                                                    (2,984,661)    $(2,984,661)
Unrealized loss on marketable
   securities - net of deferred taxes          (5,773)                          (5,773)    $    (5,773)
   of $2,218
Purchase of treasury stock                                    (110,051)       (110,051)
                                             --------      -----------     -----------     -----------
Comprehensive loss                                                                         $(2,990,434)
                                                                                           ===========
Balance at June 30, 2003                      (30,327)      (2,314,566)     45,567,657

Net loss                                                                      (555,571)    $  (555,571)
Unrealized gain on marketable
   securities - net of deferred taxes          67,447                           67,447     $    67,447
   of $41,339
Exercise of stock options                                                      975,208
Stock options income tax benefits                                              651,027
                                             --------      -----------     -----------     -----------
Comprehensive loss                                                                         $  (488,104)
                                                                                           ===========
Balance at June 30, 2004                     $ 37,120      $(2,314,566)    $46,705,768
                                             ========      ===========     ===========

The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,

                                                                          2004                2003                 2002
                                                                          ----                ----                 ----
Cash flows from operating activities
   Net loss                                                           $    (555,571)     $    (2,984,661)    $    (5,043,971)
   (Earnings) loss from discontinued operations                            (735,498)             693,424             480,598
                                                                      -------------      ---------------     ---------------
   Loss from continuing operations                                       (1,291,069)          (2,291,237)         (4,563,373)

   Adjustments to reconcile loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                      1,275,745            1,292,565           1,438,882
       Deferred compensation                                                 50,000               50,000              50,000
       Deferred income tax (benefit) expense                               (196,339)            (532,783)            225,402
       Stock options income tax benefits                                    651,027                                   55,580
       Gain on disposal/sale of equipment                                   (49,159)              (5,000)             (4,648)
       Provision for doubtful accounts                                      623,850              822,500             486,300
       Changes in operating assets and liabilities, net of
         effects of acquisitions
           (Increase) decrease in accounts receivable                    (6,428,438)          (4,583,646)          6,528,806
           (Increase) decrease in inventories                            (2,458,536)           6,072,329          16,056,416
           (Increase) decrease in prepaid expenses and other               (403,230)             127,503            (291,366)
           Decrease (increase) in prepaid and refundable income
            taxes                                                         1,059,897            1,380,158          (1,953,730)
           Decrease (increase) in other assets                            1,007,404              (60,820)             (8,827)
           Increase in accounts payable                                   4,907,297            4,280,375           2,905,519
           Increase (decrease) in accrued compensation                      370,536              310,769          (1,214,512)
           (Decrease) increase in accrued expenses                         (583,750)            (906,874)             26,471
                                                                      -------------      ---------------     ---------------
       Net cash (used in) provided by continuing operations              (1,464,765)           5,955,839          19,736,920
       Net cash (used in) provided by discontinued operations              (192,076)           1,955,191           2,238,095
                                                                      -------------      ---------------     ---------------
       Net cash (used in) provided by operating activities               (1,656,841)           7,911,030          21,975,015
                                                                      -------------      ---------------     ---------------
Cash flows from investing activities
   Purchase of marketable securities                                         (8,889)             (10,331)            (14,924)
   Capital expenditures                                                    (313,461)            (135,562)           (174,229)
   Proceeds from the sale of equipment                                        2,100                5,000              34,673
   Business acquisition                                                                       (5,577,002)
   Deferred payments on business acquisitions                                                 (2,099,563)           (243,297)
                                                                      -------------      ---------------     ---------------
       Net cash used in continuing operations                              (320,250)          (7,817,458)           (397,777)
       Net cash used in discontinued operations                            (300,909)            (113,193)             (4,227)
                                                                      -------------      ---------------     ---------------
       Net cash used in investing activities                               (621,159)          (7,930,651)           (402,004)
                                                                      -------------      ---------------     ---------------
Cash flows from financing activities
   Borrowings from line of credit                                       266,318,190          207,569,803         161,505,349
   Repayments of line of credit                                        (264,801,418)        (205,894,585)       (182,254,268)
   Release of compensating balance                                          800,000
   Funding of compensating balance                                                              (800,000)
   Principal payments under equipment financing                            (159,094)            (203,691)           (215,689)
   Payments under term loan                                                 (33,022)            (116,628)           (139,487)
   Purchase of treasury stock                                                                   (110,051)
   Proceeds from exercise of stock options                                  975,208                                  491,561
                                                                      -------------      ---------------     ---------------
       Net cash provided by (used in) continuing operations               3,099,864              444,848         (20,612,534)
       Net cash used in discontinued operations                            (426,676)            (592,207)           (725,553)
                                                                      -------------      ---------------     ---------------
       Net cash provided by (used in) financing activities                2,673,188             (147,359)        (21,338,087)
                                                                      -------------      ---------------     ---------------
       NET INCREASE (DECREASE) IN CASH                                      395,188             (166,980)            234,924

Cash and cash equivalents at beginning of year                              157,467              324,447              89,523
                                                                      -------------      ---------------     ---------------
Cash and cash equivalents at end of year                              $     552,655      $       157,467     $       324,447
                                                                      =============      ===============     ===============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                         $   1,841,000      $     1,341,000     $     2,223,000
     Income taxes                                                           117,000               35,000             275,000
Supplemental schedule of non-cash financing and
  investing activities:
     Liabilities assumed in connection with a business                                   $     3,608,784
       acquisition
     Deferred acquisition costs                                                                              $     2,099,563
     Equipment acquired under capital leases                          $     130,669                                  396,685


The accompanying notes are an integral part of these statements.

                     Jaco Electronics, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2004, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Jaco Electronics, Inc. and Subsidiaries (the "Company") is primarily engaged, principally in the United States, in the distribution of electronic components, including semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and monitors, and power supplies, which are used in the manufacture and assembly of electronic products. In addition, the Company provides contract manufacturing services. During the first quarter of fiscal 2005, the Company sold its contract manufacturing subsidiary. The results of operations for the contract manufacturing subsidiary have been reclassified to discontinued for all periods presented herein. (See Note B).

      Electronic components distribution sales include exports made principally to customers located in Western Europe, Canada, Mexico, and the Far East. For the years ended June 30, 2004, 2003 and 2002, export sales amounted to approximately $58,028,000, $57,787,000 and $32,211,000, respectively.

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

      2.    Revenue Recognition

            The Company derives revenue from the shipment of finished products to its customers. In general, revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company reduces revenue for rebates and estimated customer returns and other allowances. The Company offers rebates to certain customers based on the volume of products purchased.

            The Company's products are sold on a stand alone basis and are not part of sales arrangements with multiple deliverables. Revenue from product sales is recognized generally when the product is shipped as the Company does not have any obligations beyond shipment to its customers.

            A portion of the Company's business involves shipments directly from its suppliers to its customers. In these transactions, the Company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, the Company recognizes revenue when the Company is notified by the supplier that the product has been shipped.

            The Company also maintains a consignment inventory program which provides for certain components to be shipped on-site to a consignee so that such components are available for the

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

      NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      consignee's use when they are required. The consignee maintains a right of return related to unused parts that are shipped under the consignment inventory program. Revenue is not recognized from products shipped on consignment until notification is received from the Company's customer that they have accepted title of the inventory that was shipped initially on consignment. The items shipped on consignment in which title has not been accepted are included in the Company's inventories.

3.    Cash and Cash Equivalents

      For purposes of the statements of cash flows, the Company considers cash instruments with original maturities of less than three months to be cash equivalents.

4.    Investments in Marketable Securities

      Investments in marketable securities consist of investments in mutual funds. Such investments have been classified as "available-for-sale securities" and are reported at fair market value, which is inclusive of a gross unrealized gain of $59,871 for the year ended June 30, 2004, and a gross unrealized loss of $48,915 for the year ended June 30, 2003. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Changes in the fair value of available-for-sale securities are included in accumulated other comprehensive loss, net of the related deferred tax effects. The Company has not had any sales of available-for-sale securities and no realized gains or losses thereon during years ended, June 30, 2004, 2003 or 2002.

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

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

      NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

6.    Inventories

      Inventories, which consist of goods held for resale, are stated at the lower of cost or estimated market value. Cost is determined using the first-in, first-out and average cost methods. A provision of $4,732,000 and $ 4,632,000 to reduce inventories to their estimated market value as of June 30, 2004 and 2003 has been provided for. The Company, on occasion, receives price protection from certain vendors. The Company accounts for price protection received from its vendors in accordance with the provisions of EITF 02-16 "Accounting for Consideration Given By a Vendor to a Customer." The Company records cash consideration or credits received from a vendor for inventory price protection as a result of the vendor lowering its prices as a reduction of product cost, which is therefore reported as a reduction of cost of goods sold in the statement of operations.

7.    Properties, Plant and Equipment

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

8.    Goodwill And Other Intangible Assets

      Goodwill represents the excess of the aggregate price paid by the Company over the fair market value of the tangible assets acquired in business acquisitions accounted for as a purchase.

      During the year ended June 30, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. The Company performed its annual impairment test as of June 30, 2004 and reviewed seven reporting units. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Those intangible assets are reviewed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

      NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Included in other assets on the accompanying balance sheets are the costs of identifiable intangible assets, net of accumulated amortization of $770,000 and $462,000, aggregating $1,665,000 and $1,973,000 at June 30,
      2004 and 2003, respectively. Such assets consist of franchise agreements and a non-compete agreement and are being amortized on a straight-line basis over ten and five years, respectively. Amortization expense on intangible assets aggregated approximately $308,000, $137,000 and $137,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

         Expected amortization expense related to intangible assets for the next five years is as follows:

Year ending June 30,
2005                                     $  297,000
2006                                        171,000
2007                                        171,000
2008                                        171,000
2009                                        171,000

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

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

      10.   Income Taxes

            Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carry forwards for which income tax expenses or benefits are expected to be realized in future years. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

      11.   Earnings (Loss) Per Common Share

            Basic earnings per share are determined by dividing the Company's net earnings by the weighted average shares outstanding. Diluted earnings per share include any dilutive effects of outstanding stock options.

            Excluded from the calculation of earnings (loss) per share are stock options to purchase 744,750, 1,117,250 and 844,548 common shares in fiscal 2004, 2003 and 2002, respectively, as their inclusion would have been antidilutive.

      12.   Financial Instruments and Business Concentrations

            Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company's customer base, their dispersion across geographic areas and industries, along with the Company's policy of maintaining credit insurance. The Company routinely addresses the financial strength of its customers and, historically, its accounts receivable credit risk exposure is limited. Two customers within the electronics components distribution segment of the Company accounted for approximately 14% and 11% of net sales for the fiscal year ended June 30, 2004, as compared to 17% and 11% for the fiscal year ended June 30, 2003.

            Statement of Financial Accounting Standards No. 107 "Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of the estimated fair value of an entity's financial instrument

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            assets and liabilities. The Company's principal financial instrument consists of a revolving credit facility, expiring on December 31, 2006, with two participating banks. The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rate approximates the current prevailing interest rate.

            The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements. During the year ended June 30, 2004, products purchased from two suppliers accounted for 26% and 12%, respectively, of net sales, as compared to 25% and 16% for the fiscal year ended June 30, 2003. As is common in the electronics distribution industry, from time to time the Company has experienced terminations of relationships with suppliers. There can be no assurance that, in the event a supplier cancelled its distributor agreement with the Company, the Company would be able to replace the sales associated with such supplier with sales of other products.

      13.   Use of Estimates

            In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management in preparing the consolidated financial statements include the allowance for doubtful accounts, the reserve for obsolete or slow moving inventories and the valuation of goodwill and other intangible assets.

      14.   Comprehensive Income (Loss)

            Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), establishes rules for reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) consists of net earnings (loss) and unrealized gains and losses on available-for-sale securities and is presented in the consolidated statement of changes in shareholders' equity, net of applicable taxes.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      15.   Segment Reporting

            Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information," requires that the Company disclose certain information about its operating segments defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has two reportable segments, consisting of electronics components distribution and contract manufacturing, as defined by the provisions of SFAS No. 131 (See Note B).

      16.   Shipping and Handling Fees

            Shipping and handling fees charged to customers are included in net sales. Shipping and handling expenses paid are included as a component of cost of good sold.

      17.   Advertising

            Advertising costs, which are incurred primarily for print advertising in trade and leisure publications, are expensed as incurred and totaled $43,519, $97,288 and $158,791 for the years ended June 30, 2004, 2003 and 2002, respectively.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      18.   Stock Compensation

            As described more fully in Note I, the Company maintains two stock option plans. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB No. 25, compensation expense is only recognized when the market value of the underlying stock at the date of grant exceeds the amount an employee must pay to acquire the stock. As the market price of the stock has equaled or exceeded the exercise price of the stock options on the date of grant for all option grants, no compensation expense has been recognized in the company's consolidated financial statements in connection with any employee stock option grants.

            During the year ended June 30, 2004, 85,000 stock options were granted to certain employees or directors of the Company. These stock options had exercise prices ranging from $6.70 to $8.31 and are due to expire ten years from the date of grant. The weighted-average fair value of these options of $4.83, which was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: expected volatility of 80%; risk-free interest rate of 3.27%; expected term of 5 years and expected dividend yield of 0%.

            During the year ended June 30, 2003, 290,000 stock options were granted to certain employees or directors of the Company. These stock options had an exercise price of $2.35 and are due to expire ten years from the date of grant. The weighted-average fair value of these options of $1.55, which was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: expected volatility of 81%; risk-free interest rate of 2.85%; expected term of 5 years and expected dividend yield of 0%.

            There were no stock options granted during the fiscal year ended June 30, 2002.

            The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      The following table illustrates the effect on net income and earnings per share for the years ended June 30, 2004, 2003 and 2002 had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                                       2004                 2003                2002
                                                    ----------         -------------        ------------
Net loss, as reported                               $ (555,571)        $ (2,984,661)        $ (5,043,971)

Deduct:  Total stock-based employee
     compensation expense determined under
     the fair value based method for all
     awards, net of related tax effects               (263,201)            (206,957)            (524,962)
                                                    ----------         ------------         ------------

    Pro forma net loss                              $ (818,772)        $ (3,191,618)        $ (5,568,933)
                                                    ==========         ============         ============
Net loss per common share:
    Basic - as reported                             $    (0.09)        $      (0.52)        $      (0.88)
                                                    ==========         ============         ============
    Basic - pro forma                               $    (0.14)        $      (0.55)        $      (0.97)
                                                    ==========         ============         ============
    Diluted - as reported                           $    (0.09)        $      (0.52)        $      (0.88)
                                                    ==========         ============         ============
    Diluted - pro forma                             $    (0.14)        $      (0.55)        $      (0.97)
                                                    ==========         ============         ============

19.   Reclassifications

            Certain prior year balances have been reclassified to conform with the current year's presentation.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

20.   Impact of Recently Issued Accounting Pronouncements

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" ("SAB No. 104"), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's financial position, results of operations or cash flows.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE B - DISCONTINUED OPERATIONS

Subsequent to the Company's fiscal year-end, on September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for total consideration of up to $13,000,000 and the assumption of certain liabilities. The divestiture of Nexus allows the Company to focus its resources on its core electronics distribution business. Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration will be used to repay a portion of the outstanding borrowings under the Company's line of credit (See Note F). The balance of the fixed portion of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted. Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate.

Pursuant to the purchase agreement, the purchaser has also entered into a contract that designates the Company as a key supplier of electronic components to Nexus for a period of five years following the closing date.

As a result of the sale of Nexus, the Company will no longer engage in contract manufacturing, and will have no continuing involvement or cash flows from Nexus. In accordance with the provisions of SFAS No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company has accounted for the results of operations of Nexus as discontinued in the accompanying consolidated statements of operations, as the Company's plan of divestiture was initiated in the fourth quarter. The Company has also classified the assets sold and liabilities assumed of Nexus(the disposal group) as part of assets and liabilities of discontinued operations in the accompanying consolidated balance sheets.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE B - DISCONTINUED OPERATIONS (CONTINUED)

A summary of the assets and liabilities included in the disposal group is as follows:

                                                      2004                       2003
                                                   -----------               -----------
Accounts receivable, net                           $ 2,407,527               $ 1,876,019
Inventories                                          7,923,578                 5,934,654
Prepaid expenses and other                              75,429                   109,424
Property, plant and equipment, net                   2,504,267                 3,032,398
Other assets                                                                      23,553
                                                   -----------               -----------

Total assets                                        12,910,801                10,976,048
                                                   -----------               -----------

Accounts payable                                     2,240,314                 1,656,833
Accrued compensation                                   218,209                    98,482
Accrued expenses                                        27,942                    24,880
Long-term debt and capitalized lease obligations       314,199                   740,875
                                                   -----------               -----------

Total liabilities                                    2,800,664                 2,521,070
                                                   -----------               -----------

Net assets sold                                    $10,110,137               $ 8,454,978
                                                   ===========               ===========

A summary of operating results of Nexus were as follows:

                                                       2004          2003           2002
                                                   -----------   ------------   -------------
Net sales                                         $ 22,427,191   $ 15,328,634    $ 18,157,568
Income (loss) before income taxes                 $  1,135,857   $ (1,023,319)   $   (748,706)

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE C -  MARKETABLE SECURITIES

The cost, gross unrealized gains and losses and aggregate fair value of available-for-sale securities is as follows:

                                                                 June 30,
                -------------------------------------------------------------------------------------------------------------
                                       2004                                                     2003
                ----------------------------------------------------   ------------------------------------------------------
                               Gross          Gross                                    Gross          Gross
                            Unrealized     Unrealized                               Unrealized     Unrealized
                  Cost        Gains          Losses       Fair Value     Cost         Gains          Losses        Fair Value
                --------    ----------     ----------     ----------   --------     ----------     ----------      ----------
Mutual Funds    $710,412    $   90,395     $  (30,524)    $  770,283   $701,523     $   20,460     $  (69,375)     $  652,608
                ========    ==========     ==========     ==========   ========     ==========     ==========      ==========

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                                                              Useful                   June 30,
                                                                               Life        -------------------------------
                                                                             in years        2004                2003
                                                                             --------      ------------       ------------
Machinery and equipment                                                       3 to 7       $  7,210,070       $  6,929,468
Internally developed software costs                                                7          2,172,378          2,008,850
Transportation equipment                                                      3 to 5             76,942             76,942
Leasehold improvements                                                       5 to 10            601,218            601,218
                                                                                           ------------       ------------
                                                                                             10,060,608          9,616,478

Less accumulated depreciation and amortization (including $21,778 in
    2004 and $644,456 in 2003 of capitalized lease amortization)                              8,057,471          7,089,754
                                                                                           ------------       ------------

                                                                                           $  2,003,137       $  2,526,724
                                                                                           ============       ============

      Included in machinery and equipment are assets recorded under capitalized leases at June 30, 2004 and 2003 for $130,669 and $709,832, respectively. Accumulated amortization of internally developed software costs at June 30, 2004 and 2003 aggregated $1,518,815 and $1,220,048, respectively.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

 NOTE E - INCOME TAXES

      The components of the Company's benefit for income taxes are as follows:

                                           Year Ended June 30,
                            -----------------------------------------------
                               2004               2003              2002
                            ----------        -----------       -----------
Federal
    Current                 $ (394,000)       $  (680,000)      $(2,487,000)
    Deferred                  (196,000)          (533,000)          225,000
                            ----------        -----------       -----------

                              (590,000)        (1,213,000)       (2,262,000)

State                           37,000             33,000          (238,000)
                            ----------        -----------       -----------

                            $ (553,000)       $(1,180,000)      $(2,500,000)
                            ==========        ===========       ===========

      The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                              Year Ended June 30,
                                                       ---------------------------------
                                                         2004          2003        2002
                                                       -------       -------     -------
Statutory U.S. Federal tax rate                        (34.0)%       (34.0)%     (34.0)%
State income taxes, net of Federal tax benefit           1.4          (0.7)       (3.5)
Sales expense for which no tax benefit arises            3.6           0.9         0.8
Other                                                   (1.0)         (0.2)        1.3
                                                       -----         -----       -----

Effective tax rate                                     (30.0)%       (34.0)%     (35.4)%
                                                       =====         =====       =====

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE E - INCOME TAXES (CONTINUED)

      Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes are summarized as follows:

                                                               2004                     2003
                                                            ----------               -----------
Deferred tax assets
     Net operating loss and other carryforwards             $  511,000               $   530,000
     Allowance for bad debts                                   304,000                   517,000
     Inventory valuation                                     2,215,000                 2,092,000
     Deferred compensation                                     572,000                   412,000
     Unrealized loss on marketable securities
         available for sale                                                               18,000
     Other deferred tax assets                                 182,000                   107,000
                                                            ----------               -----------

     Total deferred tax assets                               3,784,000                 3,676,000

Deferred tax liabilities
    Depreciation                                              (620,000)                 (690,000)
    Unrealized gain on marketable securities
           available for sale                                  (23,000)
                                                            ----------               -----------
     Total deferred tax liabilities                           (643,000)                 (690,000)
                                                            ----------               -----------
Net deferred tax assets                                     $3,141,000               $ 2,986,000
                                                            ==========               ===========

      At June 30, 2004, the Company, through an acquisition, has available a Federal net operating loss carryforward of approximately $113,000. Such net operating loss is subject to certain limitations and expires in varying amounts during the fiscal years 2007 through 2010.

      In addition, the Company has various state net operating loss carry forwards that expire in varying amounts during the fiscal years 2007 through 2024.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS

      Debt and capitalized lease obligations are as follows:

                                                                         June 30,
                                                            -------------------------------
                                                               2004                2003
                                                            -----------         -----------
Term loan and revolving line of credit (a)                  $36,999,693         $35,482,921
Other term loan (b)                                              35,552              68,574
Capitalized lease obligations (c)                               530,979           1,048,099
                                                            -----------         -----------

                                                             37,566,224          36,599,594

Less amounts representing interest on capitalized
   lease obligations                                             44,757              59,717
                                                            -----------         -----------

                                                             37,521,467          36,539,877

Less current maturities                                      37,088,743          35,735,797
                                                            -----------         -----------

                                                                432,724             804,080

Less amounts reclassified to liabilities of discontinued
   operations                                                   314,199             740,875
                                                            -----------         -----------

                                                            $   118,525         $    63,205
                                                            ===========         ===========

      (a)   Term Loan and Revolving Line of Credit Facility

            To provide additional liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association providing for a $50,000,000 revolving secured line of credit. This credit facility has a maturity date of December 31, 2006 and amended an existing $45,000,000 secured line of credit. Borrowings under the new credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At June 30, 2004, the outstanding balance on this new revolving line of credit facility was $37.0 million, with an additional $8.1 million available. The credit agreement contains provisions for maintenance of certain financial covenants, including, among others EBITDA and Minimum Net Worth, as defined. The interest rate on the outstanding borrowings at June 30, 2004 was approximately 4.5%.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

         NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

      At June 30, 2004, we were in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of our obligation to repay all outstanding borrowings under our credit facility, limit our ability to borrow additional amounts under the line of credit and put a requirement that we maintain an aggregate undrawn availability of $1.5 million until certain financial requirements are achieved, which would reduce the undrawn availability to $500,000. The credit agreement includes both a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the revolving credit facility. Accordingly, the debt is classified as a current liability.

      The Company's prior credit agreement was amended on September 19, 2003 to extend the maturity date to October 1, 2004, and was subsequently amended on November 7, 2003 to provide a waiver for noncompliance with our EBITDA covenant for the quarter ended September 30, 2003. The prior agreement required us to maintain an $800,000 compensating balance arrangement with our banks in an interest bearing account, which was funded during the quarter ended December 31, 2002. The new credit agreement allows for the release of this $800,000 compensating balance arrangement and initially included an additional available amount under the line of credit of up to $750,000. The additional available amount at the time of closing was $732,000, declining by $31,000 monthly thereafter. The interest rate under the prior agreement was based on the average 30-day LIBOR plus 2.25% to 2.75%, depending on our performance for the immediately preceding four fiscal quarters measured by a specified financial ratio. The interest rate on the outstanding borrowings at June 30, 2003 was 3.9%. The outstanding balance on the prior revolving line of credit was $35.5 million at June 30, 2003. Effective September 19, 2003, the rate converted to the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%. Effective November 7, 2003, the rate converted to the higher of the prime rate plus 1% or the federal funds rate plus 1.50%. Effective December 22, 2003, the rate under the new credit agreement converted to the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%, or at our option, the average 30-day LIBOR plus 3.25%.

      On September 20, 2004, our credit facility was amended to provide the lenders' consent to our sale of our contract manufacturing subsidiary, Nexus, and to (1) change our (a) EBITDA (b) Fixed Charge Ratio and (c) Minimum Net Worth covenants, as defined (2) eliminates the remaining portion of the additional $732,000 of the additional available amount under the facility to zero, and (3) require the cash proceeds from the sale of Nexus to be used to repay indebtedness outstanding under the facility, (4) and put a requirement that we maintain an aggregate undrawn availability of $1.5 million until certain financial requirements are achieved which would reduce the undrawn availability requirement to $500,000.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

      (b)   Other Term Loan

            The Company has a term loan which initially required monthly payments of $9,829 through January 31, 2004. During fiscal 2004, this loan was amended to extend the maturity date through August 31, 2006. As a result of the disposition of Nexus in September 2004, the Company will repay this balance in its entirety. As such, this balance has been classified as current at June 30, 2004. The loan, which bears interest at 1% per annum, is collateralized by the related equipment acquired, having a carrying value of approximately $112,000 at June 30, 2004 and $186,000 at June 30, 2003. The
            agreement contains, among other things, restrictive covenants on one of the Company's subsidiaries, which place limitations on significant changes in its business and incurrence of additional indebtedness.

      (c)   Capitalized Lease Obligations

            The Company leases certain equipment under agreements accounted for as capital leases. The aggregate obligations for the equipment require the Company to make monthly payments through April 1, 2007, with implicit interest rates from 7.07% to 13.3%. As a result of the disposition of Nexus in September 2004, the obligations under one capital lease were assumed by the purchaser. Such obligation amounted to $314,199 at June 30, 2004 and is classified as a component of liabilities of discontinued operations in the accompanying consolidated balance sheet.

      The following is a summary of the aggregate annual maturities of debt and capitalized lease obligations as of June 30, 2004:

                                                 Capitalized
                                     Debt           Leases
                                 -----------     -----------
Year ending June 30,
    2005                          37,035,245         396,745
    2006                                              73,218
    2007                                              61,016
                                 -----------     -----------

                                 $37,035,245     $   530,979
                                 ===========     ===========

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE G - COMMITMENTS AND CONTINGENCIES

      1.    Leases

            The Company leases certain office and warehouse facilities under noncancellable operating leases. The leases also provide for the payment of real estate taxes and other operating expenses of the buildings. The minimum annual lease payments under such leases are as follows:

Year ending June 30,
    2005                                   $1,787,876
    2006                                    1,232,946
    2007                                      829,085
    2008                                      795,040
    2009                                      804,551
    Thereafter                              3,848,473
                                           ----------

                                           $9,297,971
                                           ==========

            Included in the minimum annual lease payments above are $171,972 and $14,331 for the years ended June 30, 2005 and 2006, respectively, that pertain to Nexus (See Note B).

            Included in the above are office and warehouse facilities leased from a partnership owned by two officers and directors of the Company. The lease expires in December 2013 and requires minimum lease payments of $615,000 during the fiscal year ended June 30, 2005. The Company's rent expense was approximately $678,000, $602,000 and $602,000 for the years ended June 30, 2004, 2003 and
            2002, respectively, in connection with this lease.

            Rent expense on all office and warehouse facilities leases for the years ended June 30, 2004, 2003 and 2002 was approximately $2,068,000, $2,041,000 and $2,049,000, respectively.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE G - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      2.    Other Leases

            The Company also leases various office equipment and automobiles under noncancellable operating leases expiring through June 2009. The minimum rental commitments required under these leases at June 30, 2004 are as follows:

Year ending June 30,
    2005                                   $155,282
    2006                                     90,396
    2007                                     54,650
    2008                                     38,824
    2009                                     14,052
                                           --------

                                           $353,204
                                           ========

      3.    Employment Agreements

            The Company has entered into employment agreements with three executive officers, which provide for annual base salaries aggregating $785,000 through June 30, 2007 and contain provisions for severance payments in the event of change of control as defined in the agreements. The Company's agreements with its Chairman and Executive Vice President provide for cash bonuses equal to 4% and 2%, respectively, of the Company's earnings before income taxes for each fiscal year in which such earnings are in excess of $1,000,000, or 6% and 3%, respectively, of the Company's earnings before income taxes if such earnings are in excess of $2,500,000 up to a maximum annual cash bonus of $720,000 and $360,000, respectively. In addition, the Company's agreement with its Chairman provides for deferred compensation which accrues at a rate of $50,000 per year and becomes payable in its entirety no later than January 15 of the year next following his cessation of employment for any reason.

            The Company is obligated to provide health insurance to its Chairman and Executive Vice President, and their respective spouses, commencing upon their termination of employment with Jaco and ending on the later to occur of (i) their death or (ii) the death of their respective spouses. The Company has adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pension," which requires the Company to recognize the cost of providing postretirement benefits over the employees' service periods. The recorded liabilities for these postretirement benefits, none of which has been funded, amounted to $146,700 at June 30, 2004. The weighted-average discount rate used in determining the liability was 5.5%, and the annual percentage increase in health costs was 7%.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE G - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      4.    Other Matters

            The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's business, results of operations or financial condition.

      5.    Guarantees

            The Company has not entered into any third-party guarantees subsequent to December 31, 2002, nor has the Company modified any existing third-party guarantees subsequent to that date.

NOTE H - RETIREMENT PLAN

      The Company maintains a 401(k) Plan that is available to all employees, to which the Company contributes up to a maximum of 1% of each employee's salary. For the years ended June 30, 2004, 2003 and 2002, the Company contributed to this plan approximately $139,000, $78,000 and $144,000, respectively.

NOTE I - SHAREHOLDERS' EQUITY

      In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the "1993 Non-Qualified Stock Option Plan," hereinafter referred to as the "1993 Plan." The Board of Directors or Compensation Committee is responsible for the granting and pricing of options under the 1993 Plan. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. In December 1997, the shareholders of the Company approved an increase in the amount of shares reserved for the 1993 plan to 900,000 from 440,000, of which 165,000 are outstanding at June 30, 2004.

      In October 2000, the Board of Directors approved the adoption of the "2000 Stock Option Plan," hereinafter referred to as the "2000 Plan." The 2000 Plan provides for the grant of incentive stock options ("ISOs") and nonqualified stock options ("NQSOs") to employees, officers, directors, consultants and advisers of the Company. The Board of Directors or Compensation Committee is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. In the case of ISOs granted to shareholders owning more than 10% of the Company's voting securities, the exercise price shall be no less than 110% of the fair market value of the Company's common stock on the date of grant.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

      NOTE I - SHAREHOLDERS' EQUITY (CONTINUED)

      All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option. Under the 2000 Plan, 600,000 shares of the Company's common stock are reserved, of which 579,750 are outstanding at June 30, 2004.

      Outstanding options granted to employees, directors and officers for the last three fiscal years are summarized as follows:


                                                           Nonqualified                             Weighted-
                                                           stock options                             average
                                                 -----------------------------------                exercise
                                                   Price range              Shares                    price
                                                 --------------            ---------                ---------
Outstanding at July 1, 2001                      $1.79 - $13.71              965,170                  $4.56

Exercised                                        $2.50 - $ 4.67             (109,973)                  4.47
Expired                                          $8.00 - $13.71              (10,649)                  9.05
                                                                           ---------

Outstanding at June 30, 2002                     $1.79 - $13.71              844,548                   4.52

Granted                                          $2.35                       290,000                   2.35
Expired                                          $4.17 - $ 8.00              (17,298)                  5.65
                                                                           ---------

Outstanding at June 30, 2003                     $1.79 - $13.71            1,117,250                   3.94

Granted                                          $6.70 - $ 8.31               85,000                   6.98
Expired                                          $2.75 - $13.71              (28,000)                  6.05

Exercised                                        $1.79 - $ 3.25             (429,500)                  2.27
                                                                           ---------
OUTSTANDING AT JUNE 30, 2004                     $2.35 - $13.71              744,750                  $5.17
                                                                           =========

OPTIONS EXERCISABLE AT JUNE 30, 2004                                         659,750                  $4.93
                                                                           =========

OPTIONS EXERCISABLE AT JUNE 30, 2003                                         827,250                  $4.49
                                                                           =========

OPTIONS EXERCISABLE AT JUNE 30, 2002                                         844,548                  $4.52
                                                                           =========

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE I - SHAREHOLDERS' EQUITY (CONTINUED)

      The following table summarizes information concerning currently outstanding and exercisable nonqualified stock options:

                                          Options outstanding                             Options exercisable
                             ------------------------------------------     -----------------------------------------
                                                Weighted-                                   Weighted-
                                                 Average      Weighted-                      average        Weighted-
                                                Remaining      average                      remaining        average
                                Number        contractual     exercise        Number      contractual       exercise
Range of exercise prices     outstanding      life (months)    price        exercisable   life (months)      Price
------------------------     -----------      -------------  ----------     -----------   -------------     ---------
     $2.35 - $3.25             405,000             70         $ 2.51           405,000         70           $ 2.51
     $6.01 - $8.31             302,250             88         $ 7.67           217,250         77           $ 7.94
     $13.71                     37,500             11         $13.71            37,500         11           $13.71

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

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE J - RELATED PARTY TRANSACTIONS

      During the fiscal years ended June 30, 2004, 2003 and 2002, the Company recorded sales of $5,515,450, $1,910,201 and $2,703,107, respectively, from a customer, Frequency Electronics, Inc. ("Frequency"). The Company's Chairman of the Board of Directors and President also serves on the Board of Directors of Frequency. Amounts included in accounts receivable from Frequency at June 30, 2004 and 2003 aggregate $188,720 and $168,549, respectively.

      The Company leases office and warehouse facilities lease from a partnership owned by two officers and directors of the Company (See Note
      G).

NOTE K - ACQUISITION

      On June 13, 2003, the Company acquired certain assets of the electronics distribution business of Reptron Electronics, Inc. ("Reptron"), located in Florida. The Company believes that this acquisition will expand the Company's core customer and supplier base. In addition, the Company expects to recognize certain benefits relating to expected synergies in operations and the improved quality of the management team. The total purchase price, including transaction costs, was approximately $9,536,000, of which approximately $5,577,000 was paid in cash and the remaining portion resulted in the Company's assumption of certain liabilities of Reptron. A portion of the purchase price was held in escrow pending the satisfaction of certain conditions, which occurred during fiscal 2004.

      The acquisition has been accounted for as a purchase and the operations of Reptron have been included in the Company's Statement of Operations since the date of acquisition. Included in other assets are the costs of the identifiable intangible assets acquired, principally franchise agreements which are being amortized on a straight-line basis over ten years. The excess of the purchase price and related expenses over the net tangible and identifiable intangible assets acquired initially amounted to approximately $3,236,000, all of which is expected to be tax deductible. During fiscal 2004, a purchase price adjustment to decrease goodwill by $183,000 was recorded. The purchase price of $9,353,000 and the allocation thereof is now final. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE K - ACQUISITION (CONTINUED)

Current assets                             $ 4,500,000
Property, plant and equipment                  600,000
Intangible assets                            1,200,000
Goodwill                                     3,053,000
                                           -----------
    Total assets acquired                    9,353,000
                                           -----------
Liabilities assumed                         (3,609,000)
Transaction costs                             (350,000)
                                           -----------

                                            (3,959,000)
                                           -----------

Net assets acquired                        $ 5,394,000
                                           ===========

Summarized below are the unaudited pro forma results of operations of the Company as if Reptron had been acquired at the beginning of the fiscal period presented:

                                                   June 30,
                                                     2003
                                                     ----
                                    (in thousands, except per share amounts)
Net sales                                        $ 302,763
Net loss                                           (34,918)

Net loss per share:
Basic                                                (6.04)
Diluted                                              (6.04)

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE L - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

      The Company has two reportable segments: electronics components distribution and contract manufacturing. On September 20, 2004, the assets and certain liabilities of the contract manufacturing segment were sold (See Note B). The Company's primary business activity is conducted with small and medium size manufacturers, located in North America, that produce electronic equipment used in a variety of industries. Information pertaining to the Company's operations in different geographic areas for fiscal years 2004, 2003 and 2002 is not considered material to the financial statements.

      The Company's chief operating decision maker utilizes net sales and operating (loss) profit information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. Information about the Company's segments is as follows:

                                                        Year ended June 30,
                                                   2004        2003         2002
                                                ---------    ---------    ---------
                                                           (in thousands)
Net sales to external customers
Electronic components distribution:
  Semiconductors                                $ 132,259    $ 116,616    $  80,590
  Flat Panel Displays                              51,533       20,334       23,886
  Passive components                               47,395       53,069       63,110
  Electromechanical devices                        17,913       12,637        8,363
                                                ---------    ---------    ---------
Total                                             249,100      202,656      175,949

  Contract manufacturing                           22,427       15,329       18,157
  Less: amount reclassified to discontinued
  operations                                      (22,427)     (15,329)     (18,157)
                                                ---------    ---------    ---------
                                                $ 249,100    $ 202,656    $ 175,949
                                                =========    =========    =========
Intersegment net sales
  Electronics components distribution           $   1,381    $     615    $     268
  Contract manufacturing                                3           26           10
  Less: amount reclassified to discontinued
  operations                                           (3)         (26)         (10)
                                                ---------    ---------    ---------
                                                $   1,381    $     615    $     268
                                                =========    =========    =========

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE L - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION (CONTINUED)

Operating (loss) profit
       Electronics components distribution                        $    (305)       $  (2,446)       $  (5,380)
       Contract manufacturing                                         1,548              606              209
       Less: amount reclassified to discontinued operations          (1,548)            (606)            (209)
                                                                  ---------        ---------        ---------
                                                                  $    (305)       $  (2,446)       $  (5,380)
                                                                  =========        =========        =========
Interest expense
       Electronics components distribution                        $   1,539        $   1,025        $   1,683
       Contract manufacturing                                           412              417              540
       Less: amount reclassified to discontinued operations            (412)            (417)            (540)
                                                                  ---------        ---------        ---------
                                                                  $   1,539        $   1,025        $   1,683
                                                                  =========        =========        =========
Income tax (benefit) provision
       Electronics components distribution                        $    (553)       $  (1,180)       $  (2,500)
       Contract manufacturing                                           400             (330)            (268)
       Less: amount reclassified to discontinued operations            (400)             330              268
                                                                  ---------        ---------        ---------
                                                                  $    (553)       $  (1,180)       $  (2,500)
                                                                  =========        =========        =========
Identifiable assets
       Electronics components distribution                        $ 108,755        $ 103,228        $  97,412
       Contract manufacturing                                        13,027           10,984           13,223
                                                                  ---------        ---------        ---------
                                                                  $ 121,782        $ 114,212        $ 110,635
                                                                  =========        =========        =========
Capital expenditures
       Electronics components distribution                        $     313        $     136        $     174
       Contract manufacturing                                           300              113               31
       Less: amount reclassified to discontinued operations            (300)            (113)             (31)
                                                                  ---------        ---------        ---------
                                                                  $     313        $     136        $     174
                                                                  =========        =========        =========
Depreciation and amortization
       Electronics components distribution                        $   1,276        $   1,293        $   1,439
       Contract manufacturing                                           829              843              893
       Less: amount reclassified to discontinued operations            (829)            (843)            (893)
                                                                  ---------        ---------        ---------
                                                                  $   1,276        $   1,293        $   1,439
                                                                  =========        =========        =========

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2004, 2003 and 2002

NOTE M - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

On September 20, 2004, the assets and certain liabilities of the contract manufacturing segment were sold (See Note B). Accordingly, the quarterly information provided below has been restated to reflect the results of the discontinued operations for all periods indicated.

                                                                               Quarter ended
                                               ----------------------------------------------------------------------------------
                                                 June 30,     March 31,    December 31,  September 30,    June 30,     March 31,
                                                   2004          2004          2003           2003          2003         2003
                                               -----------   -----------   ------------  -------------  -----------  ------------
Net sales                                      $57,063,560   $63,119,859   $61,488,811    $67,425,307   $51,373,301  $55,422,287

Gross profit                                   $ 8,933,213   $ 8,805,490   $ 8,294,491    $ 8,677,996   $ 5,643,967  $ 7,024,922

Loss from continuing operations                $  (145,573)  $   (28,682)  $  (592,213)   $  (524,600)  $(1,027,704) $   (86,251)
Earnings (loss) from discontinued operations   $   322,089   $   157,403   $   154,976    $   101,029   $  (169,064) $  (173,413)
Net earnings (loss)                            $   176,516   $   128,721   $  (437,237)   $  (423,571)  $(1,196,768) $  (259,664)

Loss from continuing operations
Basic                                          $     (0.02)  $     (0.01)  $     (0.10)   $     (0.09)  $     (0.18) $     (0.02)
Diluted                                        $     (0.02)  $     (0.01)  $     (0.10)   $     (0.09)  $     (0.18) $     (0.02)

Earnings (loss) from discontinued operations
Basic                                          $      0.05   $      0.03   $      0.03    $      0.02   $     (0.03) $     (0.03)
Diluted                                        $      0.05   $      0.03   $      0.03    $      0.02   $     (0.03) $     (0.03)

Earnings (loss) Per Share
Basic                                          $      0.03   $      0.02   $     (0.07)   $     (0.07)  $     (0.21) $     (0.05)
Diluted                                        $      0.03   $      0.02   $     (0.07)   $     (0.07)  $     (0.21) $     (0.05)

Basic                                            6,185,008     5,997,409     5,928,169      5,792,123     5,765,832    5,767,588
Diluted                                          6,185,008     5,997,409     5,928,169      5,792,123     5,765,832    5,767,588


                                                       Quarter ended
                                               ---------------------------
                                               December 31,  September 30,
                                                    2002          2002
                                               ------------  -------------
Net sales                                      $49,748,250   $46,086,265

Gross profit                                   $ 6,671,160   $ 6,398,210

Loss from continuing operations                $  (469,347)  $  (707,936)
Earnings (loss) from discontinued operations   $   (71,672)  $  (279,274)
Net earnings (loss)                            $  (541,019)  $  (987,210)

Loss from continuing operations
Basic                                          $     (0.08)  $     (0.12)
Diluted                                        $     (0.08)  $     (0.12)

Earnings (loss) from discontinued operations
Basic                                          $     (0.01)  $     (0.05)
Diluted                                        $     (0.01)  $     (0.05)

Earnings (loss) Per Share
Basic                                          $     (0.09)  $     (0.17)
Diluted                                        $     (0.09)  $     (0.17)

Basic                                            5,791,717     5,807,432
Diluted                                          5,791,717     5,807,432

                        REPORT OF INDEPENDENT REGISTERED
                       PUBLIC ACCOUNTING FIRM ON SCHEDULE

Board of Directors and Shareholders
    JACO ELECTRONICS, INC.

In connection with our audits of the consolidated financial statements of Jaco Electronics, Inc. and subsidiaries referred to in our report dated August 27, 2004 (except for Notes B and F(a), as to which the date is September 20, 2004) which is included in this annual report on Form 10-K, we have also audited
Schedule II for each of the three years in the period ended June 30, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP
----------------------

GRANT THORNTON LLP

Melville, New York
August 27, 2004

                     Jaco Electronics, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 2004, 2003 and 2002

              Column A                    Column B                  Column C                  Column D            Column E
              --------                    --------       -----------------------------        --------            --------
                                                                    Additions
                                                         -----------------------------
                                                             (1)               (2)
                                                                            Charged to
                                         Balance at        Charged to         other                                Balance
                                         beginning         costs and        accounts -        Deductions -        at end of
            Description                  of period          expenses        describe           describe            period
            -----------                  ---------         ----------       --------           --------            ------
Allowance for doubtful accounts
    YEAR ENDED JUNE 30, 2004            $1,288,000       $  624,000        $ 10,000 (a)     $ 1,227,000 (b)     $   695,000
                                        ==========       ==========        ========         ===========         ===========
    Year ended June 30, 2003            $1,536,000       $  822,000        $444,000 (a)     $ 1,514,000 (b)     $ 1,288,000
                                        ==========       ==========        ========         ===========         ===========
    Year ended June 30, 2002            $1,507,000       $  486,000        $ 79,000 (a)     $   536,000 (b)     $ 1,536,000
                                        ==========       ==========        ========         ===========         ===========
Reserve for slow-moving and
   obsolete inventory
    YEAR ENDED JUNE 30, 2004            $4,632,000       $1,532,000                         $ 1,432,000 (c)     $ 4,732,000
                                        ==========       ==========                         ===========         ===========
    Year ended June 30, 2003            $2,762,000       $2,849,000                         $   979,000 (c)     $ 4,632,000
                                        ==========       ==========                         ===========         ===========
    Year ended June 30, 2002            $1,962,000       $2,098,000                         $ 1,298,000 (c)     $ 2,762,000
                                        ==========       ==========                         ===========         ===========

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

                             JACO ELECTRONICS, INC.
                             By: /s/ Joel H. Girsky
                                -------------------
                         Joel H. Girsky, Chairman of the
                         Board, President and Treasurer

Dated: September 28, 2004

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

                 Name                              Title                                      Date
                 ----                              -----                                      ----
/s/ Joel H. Girsky                       Chairman of the Board,                          September 28, 2004
-------------------------------------    President and Treasurer
Joel H. Girsky                           (Principal Executive Officer)

/s/ Jeffrey D. Gash                      Executive Vice President-                       September 28, 2004
-------------------------------------    Finance and Secretary
Jeffrey D. Gash                          (Principal Financial and
                                         Accounting Officer)

/s/ Joseph F. Oliveri                    Vice Chairman of the Board                      September 28, 2004
-------------------------------------    and Executive Vice President
Joseph F. Oliveri

/s/ Charles B. Girsky                    Executive Vice President and                    September 28, 2004
-------------------------------------    Director
Charles B. Girsky

/s/ Stephen A. Cohen                                                                     September 28, 2004
-------------------------------------
Stephen A. Cohen                         Director

/s/ Edward M. Frankel                    Director                                        September 28, 2004
-------------------------------------
Edward M. Frankel

/s/ Joseph F. Hickey, Jr.                Director                                        September 28, 2004
-------------------------------------
Joseph F. Hickey, Jr.

/s/ Neil Rappaport                       Director                                        September 28, 2004
-------------------------------------
Neil Rappaport

/s/ Robert J. Waldman                    Director                                        September 28, 2004
-------------------------------------
Robert J. Waldman