Form 10-K/A
period 2004-06-30
JACO ELECTRONICS INC
filed 2004-10-28
CIK 52971

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended .........................................June 30, 2004


[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ______________________



Commission File Number                   0-5896
                        -----------------------------------------


                             JACO ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

                    New York                            11-1978958
      --------------------------------          ---------------------------
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

                         Yes:           No: X
                                           ----


         The aggregate market value of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price on December 31, 2003 was $31,586,178. The registrant has no non-voting common equity.

The number of shares of the registrant's common stock outstanding as of September 20, 2004 was 6,262,832 shares (excluding 659,900 treasury shares). DOCUMENTS INCORPORATED BY REFERENCE:
None.



                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 filed on September 28, 2004 (the "Form
10-K") is being filed to amend and restate only the following items of the Form
10-K: Part III, Items 10, 11, 12, 13 and 14. Other than these items, none of the information contained in the Form 10-K has been revised or amended.

                                                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The current directors and executive officers of the Company,their ages, their positions and terms of office with the Company are set forth below.
Name                                                    Age        Position

Joel H. Girsky................................           65        Chairman of the Board, President and Treasurer

Joseph F. Oliveri.............................           55        Vice Chairman of the Board and Executive Vice President

Charles B. Girsky.............................           70        Executive Vice President and Director

Jeffrey D. Gash...............................           52        Executive Vice President, Finance and Secretary

Gary Giordano.................................           47        Executive Vice President

Stephen A. Cohen..............................           67        Director

Edward M. Frankel.............................           66        Director

Joseph F. Hickey, Jr..........................           46        Director

Neil Rappaport................................           58        Director

Robert J. Waldman.............................           69        Director
---------------



         Joel H. Girsky has served as Chairman of the Board, President and Treasurer of the Company since 1983, and has been a Director and executive officer of the Company since it was founded in 1961. He also is a director of Frequency Electronics, Inc. of Uniondale, New York, a manufacturer of highly sophisticated synchronized time clocks. Mr. Girsky and Charles B. Girsky are brothers.

         Joseph F. Oliveri has served as Vice Chairman of the Board of Directors and an Executive Vice President of the Company since June 2000. From March 1983 to June 2000, he served as President and Chief Executive Officer of Interface Electronics Corp., a distributor of electronic components ("Interface"). The Company acquired Interface in June 2000.

         Charles B. Girsky has served as Executive Vice President of the Company since 1988 and as a Director since 1996. He was a founder, Director and President of the Company from 1961 through 1983 and then rejoined the Company as an executive officer in August 1985. Mr. Girsky and Joel H. Girsky are brothers.

         Jeffrey D. Gash has served as an Executive Vice President, Finance of the Company since October 2000. He served as Vice President of Finance from January 1989 to September 2000, and as Controller of the Company for more than five years prior thereto. In September 1999, he became Secretary of the Company. He has also served in similar capacities with the Company's subsidiaries.

         Gary Giordano has served as Executive Vice President of the Company since June 2000. From February 1992 to June 2000, he served as Vice President of Sales and Marketing.

         Stephen A. Cohen has served as a Director since 1970. Since August 1989, he has practiced law as a member of Morrison Cohen Singer & Weinstein, LLP, the Company's outside general counsel.

         Edward M. Frankel has served as a Director since May 1984. Since December 1999, he has been Chairman of the Board of Vitaquest International, Inc., a manufacturer and distributor of vitamins and health and beauty products. For more than five years prior thereto, he served as President of Vitaquest and its predecessor entities.

         Joseph F. Hickey, Jr. has served as a Director since May 1997. Since January 2003, he has been a retirement consultant for Cleary Gull Inc., a Milwaukee-based financial services firm. He is also currently a managing director at Hopewell Ventures, L.P., a venture capital firm. From February 1991 to April 2001, he was employed by Tucker Anthony Sutro Capital Markets, a national investment banking firm which merged with RBC Dain Rauscher Corp. in March 2002, where he was a managing director in its investment banking department.

         Neil Rappaport was appointed as a Director in February 2004 and is a Venture Partner with Windward Ventures, a venture capital firm. Prior to joining Windward Ventures, Neil Rappaport was Vice President of Sales for Vitesse Semiconductor Corporation. Previously, Mr. Rappaport was national sales manager with Applied Micro Circuits Corporation. He began his career as a design engineer at Hughes Aircraft Company.

         Robert J. Waldman was appointed as a Director in February 2004 and is President of RJW Associates Inc., a financial and tax consulting firm located in Boynton Beach, Florida. Prior thereto, Mr. Waldman served as senior partner of Horowitz, Waldman, Berretta & Maldow, L.L.P., Woodbury, New York, a certified public accounting firm from 1968 to 2002. He is licensed to practice as a certified public accountant in both New York and in Florida, and has over 45 years of experience in public accounting.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, amended (the "Exchange Act"),requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5. Executive officers, directors, and ten percent shareholders are required to furnish the Company with copies of such forms. Based solely on a review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that during its fiscal year ended June 30, 2004 ("Fiscal 2004"), the Company's executive officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of ethics within the meaning of Item 406(b) of SEC Regulation S-K, called the "Jaco Electronics, Inc. Code of Business Conduct," which applies to our chief executive officer, chief financial officer, controller and all our other officers, directors and employees. This document is available free of charge on our website at jacoelectronics.com.


Item 11.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal years ended June 30, 2004, 2003 and 2002, by its Chief Executive Officer and each of the Company's other four most highly compensated executive officers during Fiscal 2004 (The "Named Executive Officers"):




                           SUMMARY COMPENSATION TABLE



                                        Annual Compensation                          Long Term Compensation


                                                                                     Securities
Name and                                               Other Annual     Restricted    Underlying                All Other
------------------------                               Compensation       Stock        Options/                 Compensation
                                                                   -
Principal Position        Year   Salary($)(1) Bonus($)     ($)(2)      Awards($)(3)(4)   SARs(#)                    ($)(5)
------------------        ----   ----------- --------     ------      ---------------   -------                    ------


Joel H. Girsky            2004      337,500     --          --              --            --                         52,740
Chairman of the Board     2003      337,500     --          --              --          25,000                       60,496
President, and Treasurer  2002      346,900     --          --              --            --                        151,633


Joseph F. Oliveri         2004      270,000   77,300        --              --            --                            432
Vice Chairman and         2003      270,000  123,200        --              --          25,000                          414
Executive Vice President  2002      277,500   60,700        --              --            --                            414


Charles B. Girsky         2004      225,000    ---          ---            ---            --
Executive Vice President  2003      225,000     --          --              --          25,000                        3,519
                          2002      231,300                                               --                          2,344
                                                                                                                      2,344

Jeffrey D. Gash            2004     144,000     --          --              --            --                          2,187
Executive Vice             2003     144,000   2,700         --              --          25,000
President, Finance and     2002     148,000   10,800        --              --            --                          2,473
Secretary                                                                                                             2,964


Gary Giordano             2004      180,000     --          --              --            --                          2,687
Executive Vice President  2003      180,000     --          --              --          25,000                        1,095
                          2002      185,000     --          --              --            --                          1,853


1. Effective October 1, 2001, each Named Executive Officer voluntarily agreed to a temporary 10% salary reduction. See "Employment Agreements".

2. The costs of certain benefits are not included because they did not exceed, in the case of each named executive officer, the lesser of $50,000 or ten percent of the total annual salary and bonus reported in the above table.

3. On June 9, 1997, the Board of Directors awarded an aggregate of 97,500 shares of Common Stock under the Company's Restricted Stock Plan to its executive officers as follows: 37,500 shares of Common Stock to Mr. Joel Girsky, 37,500 shares of Common Stock to Mr. Charles Girsky, 15,000 shares of Common Stock to Mr. Jeffrey Gash and 7,500 shares of Common Stock to Mr. Gary Giordano. The plan was approved by the Company's shareholders on December 9, 1997. The awards vested in one-quarter increments annually. Accordingly, as of June 30, 2004, all of the aforementioned awards were vested. The value of the aggregate restricted stock holdings of these individuals at June 30, 2004 was as follows: $203,000 for Mr. Joel Girsky, $203,000 for Mr. Charles Girsky, $81,200 for Mr. Jeffrey Gash and $20,300 for Mr. Gary Giordano. These figures are based upon the fair market value per share of the Company's Common Stock at June 30, 2004, minus the purchase price of such awards. The closing sale price for the Company's Common Stock as of June 30, 2004 on the Nasdaq National Market was $6.08.

4. Adjusted to give effect to a 3-for-2 stock split which was effective on July 24, 2000.

5. Includes 401(k) matching contributions, premiums paid on group term life insurance, and, in the case of Mr. Joel Girsky, deferred compensation accrued in connection with his employment agreement with the Company. 401(k) matching contributions for Fiscal 2004 for the Named Executive Officers were as follows: Mr. Joel Girsky - $1,499, Mr. Oliveri - $0, Mr. Charles Girsky - $2,234, Mr. Gash - $1,755 and Mr. Giordano - $2,405. Premiums paid on group term life insurance for Fiscal 2004 for the Named Executives were as follows: Mr. Joel Girsky - $1,241, Mr. Oliveri - $432, Mr. Charles Girsky - $1,285, Mr. Gash - $432 and Mr. Giordano - $282. $50,000 in deferred compensation was accrued in Fiscal 2004 in connection with Mr. Joel Girsky's employment agreement with the Company.



Employment Agreements

The Company entered into a four-year employment agreement with Mr. Joel Girsky, effective as of July 1, 2001, to serve as the Company's Chairman and President. The employment agreement will automatically renew for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is delivered by either party, Mr. Girsky's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. However, in the event that a notice of non-renewal is delivered by either party at such time as Mr. Girsky is at least 70 years of age, then the employment agreement shall continue for a period of only one year following the anniversary date which follows immediately after the date that such notice is delivered. Mr. Girsky receives a base salary of $375,000 for each fiscal year ending June 30. In addition, he is entitled to receive a cash bonus equal to four percent of the Company's earnings before income taxes for each fiscal year in which such earnings are between $1.0 million and $2.5 million, or six percent of the Company's earnings before income taxes for such fiscal year if such earnings are in excess of $2.5 million, up to a maximum annual cash bonus of $720,000. If the Company's earnings before income taxes are in excess of $12.0 million for any such fiscal year, Mr. Girsky may also receive stock options. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $375,000 if he dies or becomes permanently disabled during the term of the employment agreement. The death benefit of $1.5 million provided for in the prior employment agreement was being funded by life insurance policies maintained by the Company, which policies were transferred to Mr. Girsky. Mr. Girsky also receives deferred compensation which accrues at the rate of $50,000 per year, and becomes payable in a lump sum at the cessation of his employment, with or without cause, at any time. In the event of a change in control of the Company, Mr. Girsky will receive 299% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky's base amount, as computed in accordance with Section 280G(d)(4) of the Internal Revenue Code of 1986, as amended (the "Code"). Additionally, upon a change of control, Mr. Girsky's employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Girsky. Commencing upon the termination of Mr. Girsky's employment with the Company, and ending on the later to occur of Mr. Girsky's death or his spouse's death, the Company will permit Mr. Girsky and his spouse, to the extent eligible, to participate in the health and medical benefit program provided by the Company to senior executive officers.

The Company entered into a three-year employment agreement with Joseph F. Oliveri, effective as of June 6, 2000. The employment agreement will automatically renew for additional one-year periods unless notice is given 90 days prior to an anniversary date. Mr. Oliveri receives a base salary at an annual rate of $300,000. The employment agreement has been automatically extended for two successive one-year periods. In addition, he was entitled to receive a cash bonus equal to two percent of gross profit from certain customers for each twelve-month period beginning June 1, 2000.

The Company entered into a four-year employment agreement with Charles Girsky, effective as of July 1, 2001, to serve as the Company's Executive Vice President. The employment agreement will automatically renew for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is delivered by either party, Mr. Girsky's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. However, in the event that a notice of non-renewal is delivered by either party at such time as Mr. Girsky is at least 70 years of age, then the employment agreement shall continue for a period of only one year following the anniversary date which follows immediately after the date that such notice is delivered. Mr. Girsky receives a base salary of $250,000 for each fiscal year ending June 30. In addition, he is entitled to receive a cash bonus equal to two percent of the Company's earnings before income taxes for each fiscal year in which such earnings are between $1.0 million and $2.5 million, or three percent of the Company's earnings before income taxes for such fiscal year if such earnings are in excess of $2.5 million, up to a maximum annual cash bonus of $360,000. If the Company's earnings before income taxes are in excess of $12.0 million for any such fiscal year, Mr. Girsky may also receive stock options. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $250,000 if he dies during the term of the employment agreement. The death benefit of $1.0 million provided for in the prior employment agreement was being funded by a life insurance policy maintained by the Company, which policy was transferred to Mr. Girsky. In the event of a change in control of the Company, Mr. Girsky will receive 250% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky's base amount, as computed in accordance with Section 280G(d)(4) of the Code. Additionally, upon a change of control, Mr. Girsky's employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Girsky. Commencing upon the termination of Mr. Girsky's employment with Jaco, and ending on the later to occur of Mr. Girsky's death or his spouse's death, the Company will permit Mr. Girsky and his spouse, to the extent eligible, to participate in the health and medical benefit program provided by the Company to senior executive officers.

The Company entered into a four-year employment agreement with Jeffrey Gash, effective as of July 1, 1998, to serve as the Company's Executive Vice President of Finance. The employment agreement will automatically renew for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is delivered by either party, Mr. Gash's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. The employment agreement has been automatically extended for three successive one-year periods. Pursuant to the agreement, as amended, Mr. Gash receives a base salary of $160,000 for each fiscal year ending June 30. In addition, he is entitled to receive a cash bonus as determined by the Board of Directors and the President. Mr. Gash or his estate, as the case may be, is entitled to receive a payment of $750,000 if he dies during the term of the employment agreement. The death benefit is currently being funded by a life insurance policy maintained by the Company. In the event of Mr. Gash's cessation of employment with the Company, upon his request, the Company is obligated to transfer such policy to Mr. Gash. Thereafter, the Company would have no further liability for the payment of such benefit or the premiums on such policy. In the event of a change in control of the Company, Mr. Gash will receive 200% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Gash's base amount, as computed in accordance with Section 280G(d)(4) of the Code. Additionally, upon a change of control, Mr. Gash's employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Gash.

The Company entered into an agreement with Gary Giordano dated as of July 20, 1998, which provides a lump sum payment to him in the event of a change in control of the Company. If Mr. Giordano's employment with the Company or a successor or surviving corporation is terminated other than for cause (e.g., commission by Mr. Giordano of an act constituting common law fraud or a felony), for a period of up to two years after the change in control event, he will receive up to 200% of the average of his base salary plus cash bonus for the previous three years based upon a formula. The payment will be made to Mr. Giordano to the extent such payment does not exceed Mr. Giordano's base amount as computed in accordance with Section 280G(d)(4) of the Code. The agreement also requires Mr. Giordano to refrain from disclosing proprietary or confidential information regarding the Company. The agreement does not obligate the Company to retain the services of Mr. Giordano.

Option Grants

         There were no stock options granted during the Fiscal Year 2004 to any of the Named Executive Officers.


Option Exercises and Fiscal Year-End Option Values

         The following table provides information concerning stock options exercised during Fiscal 2004 and the number of unexercised options held by the Named Executive Officers as of June 30, 2004. Also reported are the values for unexercised, "in the money" options, which represent the positive spread between the respective exercise prices of such options and the fair market value of the Common Stock as of June 30, 2004.

                 AGGREGATE OPTIONS/SAR EXERCISES IN FISCAL 2004
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                  Number of Securities               Value of Unexercised
                                Shares                           Underlying Unexercised          In-the-Money Options/SARs at
                               Acquired        Value         Options/SARs at FY-End (#)(1)               FY-End($)(2)
                             On Exercise       Realized        Exercisable  Unexercisable          Exercisable Unexercisable
                             ------------      ---------       -----------  -----------            ----------- -------------
          Name                    (#)             ($)
          ----                    ---             ---
Joel H. Girsky                  300,000        1,721,100           135,000        --                   263,100        --

Joseph F. Oliveri                 --              --                70,000        --                    93,300        --

Charles B. Girsky               37,500          171,400             65,000        --                   147,000        --

Jeffrey D. Gash                 15,000          71,400              55,000        --                   147,000        --

Gary Giordano                   15,000          58,000              40,000        --                    93,300        --



(1) Adjusted to give effect to a 3-for-2 stock split which was effectiveon July 24, 2000.

(2) Based on the fair market value per share of the Common Stock at year end, minus the exercise or base price on "in-the-money" options. The closing sale price for the Company's Common Stock as of June 30, 2004 on the Nasdaq National Market was $6.08.



Director Compensation

            Members of our Board of Directors who are not officers or employees of the Company receive an annual fee of $10,000 for their service on our Board of Directors. Directors are also reimbursed for reasonable expenses incurred in connection with attending Board and committee meetings.

                  On February 2, 2004, the Company granted each of Mr. Neil Rappaport and Mr. Robert Waldman ten year options to purchase 7,500 shares of Common Stock at an exercise price of $8.31 per share. The per share exercise price of each option is equal to the closing price of the Common Stock on the date of grant. The options vest on the one-year anniversary of the date of grant and were issued pursuant to the Company's 2000 Stock Option Plan.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Introduction

         The Compensation Committee of the Board of Directors of the Company (the "Committee") is composed of three directors, each of whom is independent as defined in applicable rules of the Nasdaq Stock Market, Inc. The Committee is responsible for reviewing and recommending to the Company's Board of Directors the Company's compensation policies for the remuneration of the Company's Chief Executive Officer and all of its other executive officers (collectively, "Executives"), including salaries, bonuses and grants of awards under, and administration of the Company's stock incentive plans. In determining the cash and non-cash compensation of Executives, the Committee annually evaluates both individual and corporate performance from both a short-term and long-term perspective.

Philosophy

         The Company's compensation program for Executives (the "Program") seeks to encourage the achievement of business objectives of the Company and superior corporate performance by the Executives. The Program is designed to enable the Company to attract, reward and retain highly qualified executives and to foster a performance-oriented environment wherein management's long-term focus is on maximizing shareholder value through the use of equity-based incentives. The Program calls for consideration of the nature of each Executive's work and responsibilities, his or her leadership and technical skills, unusual accomplishments or achievements on the Company's behalf, years of service, the Executive's total compensation package (cash and non-cash compensation) and the Company's financial condition generally. The Committee does not assign weights to these factors nor necessarily consider any one more important than the others.

Components of Executive Compensation

         Historically, the Company's executive-level employees have received cash-based and equity-based compensation. The Company attempts to pay its executive officers competitively in order that it may retain the most capable people in the industry. Compensation levels for the Executives are derived from market comparisons with similarly-sized distribution companies, including those engaged in the electronic components distribution industry with which the Company competes for executive talent. The Committee believes that the Company's most direct competitors for this purpose are not necessarily all of the companies that would be included in a peer group established to compare shareholder returns. Therefore, the compensation peer group is not the same as the peer group index set forth in the Company's Stock Performance Graph included elsewhere in this report. Based on information currently available to the Committee, including publicly available compensation information relating to direct competitors of the Company, the Committee believes that cash compensation levels for the Executives, including the Chief Executive Officer, are, on average, at or below the median of base salary levels for executive officers of similar companies.

         Cash-Based Compensation: Base salary represents the primary cash component of an Executive's compensation, and is determined by evaluating the responsibilities associated with an Executive's position at the Company and his or her overall level of experience. In addition, the Committee, in its discretion, may award cash incentive bonuses. The Committee believes that the Executives are best motivated through a combination of stock option awards and cash incentives.

         As described above under "Executive Compensation -- Employment Agreements," a number of the Executives have entered into employment agreements with the Company. For Fiscal 2004, Messrs. Joel Girsky, Charles Girsky and Jeff Gash did not receive cash bonuses and Mr. Joseph Oliveri did receive a cash bonus, as determined based upon a formula contained in each of their employment agreements.

         Equity-Based Compensation: Equity-based compensation principally has been in the form of stock options, granted pursuant to the Company's 2000 Stock Option Plan and 1993 Non-Qualified Plan and awards of shares of Common Stock under the Company's Restricted Stock Plan. The Committee believes that stock options represent an important component of a well-balanced compensation program. Because stock option awards provide value only in the event of share price appreciation, stock options enhance management's focus on maximizing long-term shareholder value, and thus provide a direct relationship between an Executive's compensation and the shareholders' interests. No specific formula is used to determine option awards for an Executive. Rather, individual award levels are based upon the subjective evaluation by the Committee of each Executive's overall past and expected future contributions to the success of the Company. Additionally, the Committee believes that awards under the Restricted Stock Plan will enhance the alignment of an Executive's interest with that of the shareholders because the Executive may be able to realize greater value with increased stock performance.

Compensation of the Chief Executive Officer

         As described above under "Executive Compensation -- Employment Agreements," the Company has entered into an employment agreement with Joel H. Girsky, our Chairman of the Board and President, pursuant to which Mr. Joel Girsky receives a base salary of $375,000 per fiscal year and an annual incentive cash bonus based on a percentage of the Company's earnings before income taxes, up to a maximum bonus of $720,000 in any fiscal year. Through this incentive bonus arrangement, a substantial portion of Mr. Joel Girsky's cash compensation is specifically linked to the Company's profitability.

         In general, the philosophy, factors and criteria of the Committee generally applicable to the Company's senior management are applicable to the Chief Executive Officer.

Tax Deductibility of Executive Compensation

         Section 162(m) of the Internal Revenue Code imposes limitations on the federal income tax deductibility of compensation paid to the Company's chief executive officer and to each of the other four most highly compensated executive officers of the Company. Under these limitations, the Company may deduct such compensation only to the extent that during any fiscal year the compensation does not exceed $1,000,000 or meets certain specified conditions (such as certain performance-based compensation that has been approved by the Company's shareholders). Based on the Company's current compensation plans and policies and the Section 162(m) rules, the Company and the Committee believe that, for the near future, there is not a significant risk that the Company will lose any significant tax deduction for executive compensation. The Company's compensation plans and policies will be modified to ensure full deductibility of executive compensation if the Company and the Committee determine that such an action is in the best interests of the Company.

                                                COMPENSATION COMMITTEE
                                                Edward M. Frankel
                                                Joseph F. Hickey, Jr., Chairman
                                                Neil Rappaport


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During Fiscal 2004, the Compensation Committee of the Board of Directors consisted of Messrs. Frankel, Hickey and Rappaport. No member of this committee was at any time during Fiscal 2004 or at any other time an officer or employee of the Company, and no member had any relationship with the Company requiring disclosure under SEC rules. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Company's Board of Directors or the Compensation Committee during Fiscal 2004.

                       COMPARATIVE STOCK PERFORMANCE GRAPH

         The following is a graph comparing the annual percentage change in the cumulative total shareholder return of the Company's Common Stock with the cumulative total returns of the published Dow Jones US Total Market Index and Dow Jones US Industrial Services, All Index for the Company's last five (5) fiscal years:

                                     [GRAPH]








                                       1999         2000          2001           2002          2003         2004
                                       ----         ----          ----           ----          ----         ----
Jaco Electronics, Inc.                 100.00       533.33        223.26         170.90        174.9        221.08

Dow Jones US Total Market              100.00       109.47         92.93          76.12         76.98        92.67

Dow Jones US Industrial Services,      100.00        84.48         70.56          66.88         60.76        75.84
All

                                                         ---------------------

         Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings made by the Company under those statutes, none of the preceding Compensation Committee Report on Executive Compensation or the Company Stock Performance Graph will be incorporated by reference into any of those prior filings, nor will any of such reports or graph be incorporated by reference into any future filings made by the Company under those statutes.




Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                  The following table sets forth the number and percentage of shares of Common Stock owned as of October 27, 2004 by (i) each director of the Company, (ii) all persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the outstanding shares of Common Stock,
(iii) each of the Company's executive officers, and (iv) all of the Company's directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of Common Stock set forth opposite such person's name, except as otherwise indicated.





                                                Aggregate Number of Shares
            Name and Address of                     Beneficially Owned        Percentage of Shares Beneficially
            Beneficial Owner(1)                                                            Owned(2)

Joel H. Girsky                                         1,074,640  (3)                        16.8%

Joseph F. Oliveri                                         70,000  (4)                         1.1%

Charles B. Girsky                                        513,360  (5)                         8.1%

Stephen A. Cohen                                          59,683  (6)                        **

Edward M. Frankel                                         41,250  (7)                        **

Joseph F. Hickey, Jr.                                     57,750  (8)                        **

Jeffrey D. Gash                                           72,298  (9)                         1.1%

Gary Giordano                                             43,750  (10)                       **

Robert Waldman                                             3,000                             **

Neil Rappaport                                               --                              **

Dimensional Fund Advisors                                391,413  (11)                        6.2%
1299 Ocean Avenue
11th Floor
Santa Monica, CA  90401

Royce & Associates, LLC                                  736,150  (12)                       11.8%
1414 Avenue of the Americas
New York, NY  10019

All directors and executive officers as a              1,935,731  (13)                       28.9%
group (10 persons)
---------------------------------


**       Less than one percent.

(1) Unless otherwise indicated, the address of each person listed is 145 Oser Avenue, Hauppauge, New York, 11788.


(2) Assumes a base of 6,262,832 shares of Common Stock outstanding, before any consideration is given to outstanding options.

(3) Includes (i) 60,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 1993 Non-Qualified Stock Option Plan, (ii) 75,000 shares of Common Stock acquirable under the Company's 2000 Stock Option Plan, and (iii) 37,500 shares of Common Stock awarded under the Company's Restricted Stock Plan.


(4) Includes (i) 30,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 1993 Non-Qualified Stock Option Plan, and (ii) 40,000 shares of Common Stock acquirable granted under the Company's 2000 Stock Option Plan.


(5) Includes (i) 345,315 shares of Common Stock owned by the Girsky Family Trust, (ii) 50,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 2000 Stock Option Plan, and (iii) 37,500 shares of Common Stock awarded under the Company's Restricted Stock Plan.


(6) Includes (i) 30,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 2000 Stock Option Plan, and (ii) 22,500 shares of Common Stock held as nominee for the law firm of Morrison Cohen Singer & Weinstein, LLP, in which Mr. Cohen is a partner. Mr. Cohen disclaims beneficial ownership of such 22,500 shares except to the extent of his pecuniary interest therein by virtue of his partnership interest in Morrison Cohen Singer & Weinstein, LLP.


(7) Includes 30,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 2000 Stock Option Plan.


(8) Includes 30,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 2000 Stock Option Plan.


(9) Includes (i) 40,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 2000 Stock Option Plan, and (ii) 15,000 shares of Common Stock awarded under the Company's Restricted Stock Plan.


(10) Includes (i) 40,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 2000 Stock Option Plan, and (ii) 3,750 shares of Common Stock awarded under the Company's Restricted Stock Plan.

(11) These securities are held in investment advisory accounts of Dimensional Fund Advisors, Inc. This information is based upon an amendment to Schedule 13G dated February 6, 2004, filed with the SEC and information made available to the Company.

(12) The information is based upon an amendment to Schedule 13G filed with the SEC dated February 3, 2004, and information made available to the Company.

(13) Includes 425,000 shares of Common Stock acquirable pursuant to options presently exercisable and 93,750 shares of Common Stock awarded under the Company's Restricted Stock Plan.

Equity Compensation Plan Disclosure

                  The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of June 30, 2004:


                                                                                                       (c)
                                             (a)                         (b)                   Number of Securities
                                     Number of Securities         Weighted-Average           Remaining Available for
                                      To be Issued Upon           Exercise Price of        Future Issuance Under Equity
                                   Exercise of Outstanding           Outstanding          Compensation Plans (Excluding
                                    Options, Warrants and             Options,                      Securities
Plan Category                               Rights               Warrants and Rights          Reflected in Column(a)
-------------------------------    -------------------------    ----------------------    -------------------------------
Equity compensation plans
(and stock  option awards)
approved by stockholders                      744,750                   $5.17                         10,750

Equity compensation plans                           -                     -                             -
not approved by stockholders
                                   -------------------------    ----------------------    -------------------------------

Total                                         744,750                   $5.17                         10,750
                                   =========================    ======================    ===============================

Item 13.  Certain Relationships and Related Transactions.

         During Fiscal 2004, the Company paid approximately $655,000 of rental expenses in connection with the Company's main headquarters and centralized inventory distribution facility, located in Hauppauge, New York, which was paid to Bemar Realty Company, the owner of such premises. Bemar is a partnership consisting of Messrs. Joel Girsky and Charles Girsky, both of whom are officers, directors and principal shareholders of the Company. The lease on the property, which is net of all expenses, including taxes, utilities, insurance, maintenance and repairs was renewed in December 2003 and expires on December 31, 2013. The Company believes the current rental rate is at its fair market value.

         Stephen A. Cohen, a director of the Company, is a partner of the law firm of Morrison, Cohen Singer & Weinstein, LLP, which rendered legal services to the Company during Fiscal 2004 for which the Company was billed aggregate fees that did not exceed 5% of such law firm's annual gross revenues.

The son-in-law of Mr. Joel Girsky, our Chairman and President, is Douglas Spelfogel, who is a partner of the law firm of Nixon Peabody LLP, which rendered legal services to the Company during Fiscal 2004 for which the Company was billed aggregate fees that did not exceed 5% of such law firm's annual gross revenues.

Item 14.  Principal Accountant Fees and Services.

         Grant Thornton LLP has audited the Company's financial statements annually since the fiscal year ended June 30, 1984.

Audit Fees

         The aggregate fees billed by Grant Thornton LLP for professional services for the audit of the Company's annual consolidated financial statements for fiscal years 2004 and 2003 and the review of the consolidated financial statements included in the Company's Forms 10-Q for fiscal years 2004 and 2003 were $396,170 and $181,035, respectively.

Audit-Related Fees

         The aggregate fees billed by Grant Thornton LLP for professional services related to the audit of the Company's annual consolidated financial statements for the fiscal years 2004 and 2003 were $42,344 and $31,230, respectively. These services consisted primarily of (i) services rendered in connection with acquisitions by the Company, (ii) assistance with regulatory filings and (iii) consultations on the effects of various accounting issues and changes in professional standards.

Tax Fees

         The aggregate fees billed by Grant Thornton LLP for tax services for the fiscal years 2004 and 2003 were $63,917 and $112,015, respectively. These services consisted primarily of tax planning and assistance with the preparation of returns.

All Other Fees

         There were no fees billed by Grant Thornton LLP for other services for the fiscal years 2004 and 2003.

Audit Committee Pre-Approval Policies and Procedures

         The Audit Committee of the Company's Board of Directors pre-approves on an annual basis the audit, audit-related, tax and other non-audit services to be rendered by the Company's accountants based on historical information and anticipated requirements for the following fiscal year. The Audit Committee pre-approves specific types or categories of engagements constituting audit, audit-related, tax and other non-audit services as well as the range of fee amounts corresponding to each such engagement. To the extent that the Company's management believes that a new service or the expansion of a current service provided by the Company's accountants is necessary or desirable, such new or expanded services are presented to the Audit Committee for its review and approval prior to the Company's engagement of its accountants to render such services. No non-audit services were approved by the Audit Committee pursuant to Rule 2-01, paragraph (c)(7)(i)(C) of SEC Regulation S-X during Fiscal 2004.

         For Fiscal 2004, the Audit Committee has determined that the non-audit services performed by Grant Thornton LLP are compatible with maintaining the independence of Grant Thornton LLP. .

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a) (3) See Exhibit Index on page 20 of this report for a list of the exhibits furnished as part of this report.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 28, 2004
                            JACO ELECTRONICS, INC.


                            By:      /s/ Joel H. Girsky
                                         ---------------------------------------
                                     Joel H. Girsky, Chairman, President and
                                              Treasurer (Principal Executive
                                              Officer)

                            By:      /s/ Jeffrey D. Gash
                                         ---------------------------------------
                                     Jeffrey D. Gash, Executive Vice President-
                                              Finance and Secretary (Principal
                                              Financial and Accounting Officer)

Exhibit No.       Exhibit



31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.