Form 10-Q
period 2004-09-30
JACO ELECTRONICS INC
filed 2004-11-15
CIK 52971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

              Class               Shares Outstanding at November 12, 2004
Common Stock, $0.10 Par Value   6,262,832 (excluding 659,900 shares held
                                as treasury stock)



FORM 10-Q                                                     September 30, 2004
Page 2


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                September 30,           June 30,
                                                                  2004                    2004
                                                                  ----                    ----
ASSETS

Current Assets

         Cash                                                 $   100,665               $   552,655
         Marketable securities                                    761,048                   770,283
         Accounts receivable - net                             39,691,342                35,926,553
         Inventories                                           36,555,709                37,017,390
         Prepaid expenses and other                             2,477,328                 1,513,657
         Deferred income taxes                                  2,827,000                 2,725,000
         Current assets of discontinued operations                                       12,910,801
                                                               ----------                ----------

                  Total current assets                         82,413,092                91,416,339


Property, plant and equipment - net                             1,848,146                 2,003,137

Deferred income taxes                                             420,000                   416,000

Excess of cost over net assets acquired - net                  25,416,087                25,416,087

Note receivable                                                 2,750,000

Other assets                                                    2,457,464                 2,530,269
                                                                ----------                ----------

Total assets                                                 $115,304,789              $121,781,832
                                                             ============              ============







                                See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                            September 30, 2004
Page 3



                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                      September 30,          June 30,
                                                                         2004                  2004
                                                                         ----                  ----

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                      $ 34,310,445        $ 34,068,132
         Current maturities of long-term debt and
                   capitalized lease obligations                      33,122,709          37,088,743
         Income taxes payable                                           135,165
         Current liabilities of discontinued operations                                    2,800,664
                                                                       ---------           ---------


         Total current liabilities                                    67,568,319          73,957,539

Long-term debt and capitalized lease obligations                         104,006             118,525

Deferred compensation                                                  1,012,500           1,000,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued
         Common stock - authorized, 20,000,000 shares,
            $.10 par value; issued 6,922,732 and
                   6,855,232 shares, respectively,
           and 6,262,832 and 6,195,332 shares
           outstanding, respectively                                    692,273              685,523
         Additional paid-in capital                                   26,897,295          26,735,295
         Retained earnings                                            21,314,989          21,562,396
         Accumulated other comprehensive income                           29,973              37,120
         Treasury stock - 659,900 shares at cost                      (2,314,566)        (2,314,566)
                         `                                            ----------          ----------

         Total shareholders' equity                                   46,619,964          46,705,768
                                                                      ----------          ----------


         Total liabilities and shareholders' equity                 $115,304,789        $121,781,832
                                                                    ============        ============




                  See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                       September 30, 2004
Page 4


                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                   2004                 2003
                                                                   ----                 ----


Net sales                                                         $60,236,637         $67,425,307
Cost of goods sold                                                 52,635,265          58,747,311
                                                                   ----------          ----------

         Gross profit                                               7,601,372           8,677,996

Selling, general and administrative expenses                        8,688,497           9,134,178
                                                                    ---------           ---------

         Operating loss                                           (1,087,125)           (456,182)

Interest expense                                                      361,905             351,419
                                                                      -------             -------

         Loss from continuing operations
            before income taxes                                   (1,449,030)           (807,601)

Income tax benefit                                                  (434,700)           (283,001)
                                                                    --------            --------

         Loss from continuing operations                          (1,014,330)           (524,600)

Discontinued operations:
(Loss) earnings from operations of discontinued operations,
        net of income tax (benefit)provision of $(39,800) and
        $55,001 in 2004 and 2003, respectively                       (63,652)             101,029

Gain on sale of net assets of subsidiary, net of income
     Tax provision of $518,500                                       830,575
                                                                     -------             --------
Earnings from discontinued operations                                766,923              101,029
                                                                     -------              -------

         NET LOSS                                                $  (247,407)        $  (423,571)
                                                                 ===========         ===========

PER SHARE INFORMATION
    Basic and diluted (loss) earnings per common share:

Loss from continuing operations                                       $(0.16)              $(0.09)

(Loss) earnings from discontinued operations                          $(0.12)             $  0.02
                                                                      ------              -------

Net loss                                                              $(0.04)             $(0.07)
                                                                      ======              ======

Weighted-average common shares and common
Equivalent shares outstanding:

         Basic and Diluted                                          6,203,403           5,792,123
                                                                    =========           =========

     See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                         September 30, 2004
Page 5



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)





                                                                    Additional
                                            Common stock              paid-in            Retained
                                        Shares       Amount           capital            earnings
                                   --------------- -------------- ----------------  -------------------

Balance at July 1, 2004                 6,855,232      $ 685,523     $ 26,735,295         $ 21,562,396

Net loss                                                                                      (247,407)

Unrealized loss on marketable
  securities, net of deferred tax
  benefit of  $4,000

Exercise of stock options                  67,500          6,750          162,000
                                   --------------- -------------- ----------------  -------------------

Balance at September 30, 2004           6,922,732      $ 692,273     $ 26,897,295         $ 21,314,989
                                   =============== ============== ================  ===================



                                          Accumulated
                                             other                             Total
                                         comprehensive       Treasury       shareholders'
                                             income            stock           equity
                                        ---------------- ---------------- -----------------
Balance at July 1, 2004                       $ 37,120     $ (2,314,566)     $ 46,705,768

Net loss                                                                         (247,407)

Unrealized loss on marketable
  securities, net of deferred tax
  benefit of  $4,000                            (7,147)                            (7,147)

Exercise of stock options                                                         168,750
                                              --------- ---------------- -----------------

Balance at September 30, 2004                  $ 29,973     $ (2,314,566)     $ 46,619,964
                                              ========= ================ =================


     See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                                 September 30, 2004
Page 6

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                        2004             2003
                                                                    --------------   --------------
Cash flows from operating activities
      Net loss                                                         $ (247,407)      $ (423,571)
      Loss (earnings) from discontinued operations                         63,652         (101,029)
      Gain on sale of subsidiary                                         (830,575)
                                                                    --------------   --------------
      Loss from continuing operations                                  (1,014,330)        (524,600)

Adjustments to reconcile net loss to net
     cash (used in) provided by operating activities
          Depreciation  and amortization                                  283,055          328,234
          Deferred compensation                                            12,500           12,500
          Deferred income tax benefit                                    (102,000)         (44,000)
          Gain on sale of equipment                                             -           (2,100)
          Provision for doubtful accounts                                 197,800          196,750
          Changes in operating assets and liabilities
             Increase in operating assets - net                        (3,968,782)     (11,315,125)
             (Decrease) increase in operating liabilities - net          (456,997)       4,934,629
                                                                    --------------   --------------

          Net cash used in continuing operations                       (5,048,754)      (6,413,712)
          Net cash used in discontinuing operations                      (447,716)         (31,662)
                                                                    --------------   --------------

          Net cash used in operating activities                        (5,496,470)      (6,445,374)
                                                                    --------------   --------------

Cash flows from investing activities
         Purchase of marketable securities                                 (1,912)          (2,001)
         Capital expenditures                                             (51,057)        (191,408)
         Proceeds from sale of equipment                                     -               2,100
         Proceeds from sale of assets of a subsidiary,
         net of transaction costs                                       9,070,000
                                                                    --------------   --------------


         Net cash provided by (used in) continuing operations           9,017,031         (191,309)
         Net cash used in discontinuing operations                        (57,855)         (17,999)
                                                                    --------------   --------------


         Net cash provided by (used in) investing activities            8,959,176         (209,308)
                                                                    --------------   --------------

Cash flows from financing activities
        Borrowings under line of credit                                65,966,491       67,814,407
        Repayments under line of credit                               (69,930,263)     (61,533,924)
        Principal payments under equipment financing
          and term loans                                                  (16,781)         (72,688)
        Proceeds from exercise of stock options                           168,750          443,438
                                                                    --------------   --------------

         Net cash (used in) provided by continuing operations          (3,811,803)       6,651,233
         Net cash used in discontinuing operations                       (102,893)        (128,657)
                                                                    --------------   --------------

         Net cash (used in) provided by financing activities           (3,914,696)       6,522,576
                                                                    --------------   --------------

         NET DECREASE IN CASH                                            (451,990)        (132,106)
                                                                    --------------   --------------

         Cash at beginning of period                                      552,655          157,467
                                                                    --------------   --------------

         Cash at end of period                                          $ 100,665         $ 25,361
                                                                    ==============   ==============
         Supplemental schedule of non-cash financing and
           investing activities:
                Note receivable, received in conjunction with the     $ 2,750,000
                 sale of assets of a subsidiary

     See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                     September 30, 2004
Page 7


                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations of Jaco Electronics, Inc. and its subsidiaries ("Jaco" or the "Company") at the end of and for all the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated statements for the fiscal year ended June 30, 2004 and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2) On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics,
Inc.  ("Nexus"),   to  Sagamore  Holdings,   Inc.  for    consideration  of
$13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus allows the Company to focus its resources on its core electronics distribution business. Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was used to repay a portion of the outstanding borrowings under the Company's line of credit (See Note 3). The balance of the fixed portion of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted. Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate.

         Pursuant to the purchase agreement, the purchaser has also entered into a contract that designates the Company as a key supplier of electronic components to Nexus for a period of five years following the closing date. The gain on the sale of Nexus as of September 30, 2004, net of transaction costs and applicable taxes was approximately $831,000.

         As a result of the sale of Nexus, the Company will no longer engage in contract manufacturing. In accordance with the provisions of SFAS No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company has accounted for the results of operations of Nexus as discontinued in the accompanying consolidated statements of operations. The Company has also classified the assets sold and liabilities assumed of Nexus (the disposal group) as part of assets and liabilities of discontinued operations in the June 30, 2004 balance sheet.

FORM 10-Q                                                     September 30, 2004
Page 8


A summary of the assets and liabilities included in the disposal group as of June 30, 2004 is as follows:



Accounts receivable, net                                     $ 2,407,527
Inventories                                                    7,923,578
Prepaid expenses and other                                        75,429
Property, plant and equipment, net                             2,504,267

     Total assets                                             12,910,801

Accounts payable                                               2,240,314
Accrued compensation                                             218,209
Accrued expenses                                                  27,942
Long-term debt and capitalized lease obligations                 314,199
                                                                 -------
Total liabilities                                               2,800,664
                                                                ---------

Net assets sold                                               $10,110,137
                                                              ===========





A summary of operating results of Nexus for the three months ended September 30, 2004 and 2003 were as follows:

                                                         2004              2003
                                                         ----              ----

Net sales                                            $5,208,184       $4,843,237
(Loss) earnings before income taxes                  $ (103,452)      $  156,030




3) To provide additional liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association providing for a $50,000,000 revolving secured line of credit. This credit facility has a maturity date of December 31, 2006. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company.

FORM 10-Q                                                     September 30, 2004
Page 9



     At September 30, 2004, the outstanding balance on this new revolving line of credit facility was $33.0 million, with an additional $7.4 million available. The interest rate on the outstanding borrowings at September 30, 2004 was approximately 5.1%. The credit agreement contains provisions for maintenance of certain financial covenants, including, among others EBITDA and Minimum Net Worth. At September 30, 2004, we were in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of our obligation to repay all outstanding borrowings under our credit facility, limit our ability to borrow additional amounts under the line of credit and put a requirement that we maintain an aggregate undrawn availability of $1.5 million until certain financial requirements are achieved, which would reduce the undrawn availability requirement to $500,000. The credit agreement includes both a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the revolving credit facility. Accordingly, the debt is classified as a current liability.

         On September 20, 2004, our credit facility was amended to provide the lenders' consent to our sale of our contract manufacturing subsidiary, Nexus, and to (1) change our (a) EBITDA (b) Fixed Charge Ratio and (c) Minimum Net Worth convents (2) eliminate the remaining portion of the additional $732,000 of the additional available amount under the facility to zero, and (3) require the cash proceeds from the sale of Nexus to be used to repay indebtedness outstanding under the facility, (4) and put a requirement that we maintain an aggregate undrawn availability of $1.5 million until certain financial requirements are achieved which would reduce the undrawn availability requirement to $500,000.

4) On September 18, 2001, the Company's Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock from November 5, 2002 through September 30, 2004 for aggregate consideration of $110,051. There were no purchases of the Company's common stock during the three months ended September 30, 2004.


5) Total comprehensive loss and its components for the three months ended September 30, 2004 and 2003 are as follows:

                                                         Three Months Ended
                                                             September 30,
                                                --------------------------------
                                                    2004               2003
                                                --------------     -------------

Net loss                                          $ (247,407)        $ (423,571)

Unrealized (loss) gain
  on marketable securities                           (11,147)             16,772


Deferred tax benefit (expense)                          4,000            (6,000)
                                                --------------     -------------


Comprehensive loss                                $ (254,554)        $ (412,799)
                                                ==============     =============

         Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.

FORM 10-Q                                                     September 30, 2004
Page 10




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

         During the three months ended September 30, 2004 there were no stock options granted to employees or directors of the Company.

         The following table illustrates the effect on net income and earnings per share for the three months ended September 30, 2004 and 2003 had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.


                                                     Three Months Ended
                                                        September 30,
                                                --------------------------------
                                                    2004               2003
                                                --------------     -------------

Net loss, as reported                             $ (247,407)         $(423,571)

Deduct: Total stock-based employee
   compensation expense determined under the
   fair value based method for all awards, net
   of  related tax effects                           (71,911)           (73,044)
                                                --------------     -------------

Pro forma net loss                                 $(319,318)         $(496,615)
                                                ==============     =============

Net loss per common share:

           Basic - as reported                        $(0.04)            $(0.07)
                                                ==============     =============
           Basic - pro forma                          $(0.05)            $(0.09)
                                                ==============     =============
           Diluted - as reported                      $(0.04)            $(0.07)
                                                ==============     =============
           Diluted - pro forma                        $(0.05)            $(0.09)
                                                ==============     =============


7) The weighted average common shares outstanding, net of treasury shares, used in the Company's basic and diluted loss per share computations on its condensed consolidated statements of operations were 6,203,403 and 5,792,123 for the three months ended September 30, 2004 and 2003, respectively. Excluded from the calculation of loss per share are options to purchase 677,250 and 939,750 shares of the Company's common stock for the three months ended September 30, 2004 and 2003, respectively, as their inclusion would have been antidilutive. Common stock equivalents for stock options are calculated using the treasury stock method.

FORM 10-Q                                                    September 30, 2004
Page 11




8) The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's business, results of operations or financial position.

9) Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

10) During the three months ended September 30, 2004 and 2003, the Company recorded sales of $1,040,127 and $1,188,220, respectively, from a customer, Frequency Electronics, Inc. ("Frequency"). The Company's Chairman of the Board of Directors and President serves on the Board of Directors of Frequency. Amounts included in accounts receivable from Frequency at September 30, 2004 and June 30, 2004 aggregate $1,587 and $188,720 respectively.

FORM 10-Q                                                     September 30, 2004
Page 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The following discussion contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this report and in documents incorporated herein by reference, forward-looking statements include, without limitation, statements regarding our financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "estimates", "intends" or similar language. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements.

         Potential factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

o We are dependent on a limited number of suppliers for our products, which generate a significant portion of our sales. As a result, to the extent that these suppliers are not willing to do business with us in the future on terms acceptable to us, the loss of these suppliers could materially adversely affect our business, results of operations and financial condition.

o Most of our distributorship agreements are cancelable upon short notice. While these agreements typically provide for certain protections in the event of termination to reduce our exposure to losses from unsold inventory (such as price protection and rights of return), we cannot assure you that we will not experience significant losses from unsold inventory in the future.

o The market for our products and services is very competitive and subject to rapid technological advances. We compete with many other distributors of electronic components, many of which are larger and have significantly greater name recognition and greater financial and other resources than we have. Failure to maintain and enhance our competitive position could adversely affect our business.

o Some of our customer base is transferring to the Far East in order to reduce production costs. If we are unsuccessful in expanding our Far East operations in response to this trend, our sales could be negatively impacted.

o Downturns in the electronic components industry and in the general economy have in the past, and could in the future, adversely affect our business, results of operations and financial condition.

o Strikes or other delays or disruptions in air or sea transportation and possible future legislative or regulatory changes with respect to pricing and/or import quotas on products we import from foreign countries could adversely affect our business.

o Terrorist attacks may create instability and uncertainty in the electronic components industry.

o Volatile pricing of electronic components may reduce our profit margins.

o Costs or difficulties related to the integration of the operations and personnel of businesses we acquire may be greater than expected.

o Limited allocation of products by our suppliers may reduce the availability of certain products we offer.

o               Adverse changes may occur in the securities markets.

FORM 10-Q                                                     September 30, 2004
Page 13


         In light of these and other risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to update publicly or revise any forward-looking statements to reflect new information or events or circumstances occurring after the date of this report.

GENERAL

         Jaco is a distributor of electronic components, and provider of value-added services. Products distributed by us include semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and power supplies used in the assembly and manufacturing of electronic equipment.
         Our customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (i.e., outsourcing). We intend to seek to capitalize on this trend toward outsourcing by increasing sales of products enhanced by value-added services. Value-added services currently provided by us consist of automated inventory management services, and kitting (e.g., supplying sets of specified quantities of products to a customer that are prepackaged in kits for ease of feeding the customer's production lines). We are also expanding in the flat panel display value-added market, which includes full system integration, kitting and the implementation of touch technologies.

Critical Accounting Policies and Estimates

         We have disclosed in Note A to our consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as amended, those accounting policies that we consider to be significant in determining our results of operations and financial position. There have been no material changes to the critical accounting policies previously identified and described in our 2004 Form 10-K. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.
         The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

FORM 10-Q                                                     September 30, 2004
Page 14


Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:

                                                 Three Months Ended
                                                    September 30,
                                           ------------------------------

                                              2004               2003
                                           ----------         ----------
Net sales                                        100.0%             100.0%
Cost of goods sold                                87.4               87.1
                                           ----------         ----------
Gross profit                                      12.6               12.9
Selling, general and
  administrative expenses                         14.4               13.6
                                           ----------         ----------
Operating loss                                   (1.8)              (0.7)
Interest expense                                  0.6                0.5
                                           ----------         ----------
Loss from continuing operations
   before income taxes                           (2.4)              (1.2)
Income tax benefit                               (0.7)              (0.4)
                                           ----------         ----------
Loss from continuing operations                  (1.7)              (0.8)
(Loss) earnings from discontinued
operations, net of income taxes                  (0.1)              (0.2)
Gain on sale of net assets of subsidiary,
net of income taxes                               1.4
                                           ----------         ----------

Net loss                                      (0.4) %            (0.6) %
                                              ====               ====

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Results from Continuing Operations:

         Net sales for the three months ended September 30, 2004 were $60.2 million, a decrease of $7.2 million, or 10.7%, compared to $67.4 million for the three months ended September 30, 2003. Although our net sales decreased compared to last year, we have increased our net sales sequentially compared to the June 2004 quarter by approximately $3.2 million, or 5.6%. We continue to market our flat panel display (FPD) product through component sales and integration projects. FPD sales were approximately 21% of our net sales for the three months ended September 30, 2004. It is our belief that FPD product will continue to be the fastest growing product for our Company. Passive components have become more of a commodity item. This has resulted in price reductions that have made marketing efforts difficult especially when competing with off shore manufacturing. As a result, passive components decreased to 17.1% of our net sales for the three months ended September 30, 2004. To further support our marketing efforts with our FPD, semiconductor and electromechanical products, we have expanded our field application engineer (FAE) program. This program enables us to work with our customers to design in our suppliers' products. Electromechanical product, which includes such items as power supplies, printer heads and relays,

FORM 10-Q                                                   September 30, 2004
Page 15




represented 7.6% of our net sales during the quarter ended September 30, 2004. As a result of our strong semiconductor product offering, semiconductors represents 53.9% of our net sales during the current quarter. In the future, our growth will be partially dependent on our ability to increase sales globally. In response to this opportunity, we recently opened our first sales office in Beijing, China. In addition, we have begun to employ direct sales personnel and are utilizing a third party warehouse to support certain customers in the Far East.
         Gross profit was $7.6 million, or 12.6% of net sales for the three months ended September 30, 2004, as compared to $8.7 million or 12.9% of net sales for the three months ended September 30, 2003. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand for product. During the quarter we experienced a shift in our product mix. We had high demand and sales for semiconductor product at low gross profit margin. Also, we experienced a decrease in demand for memory product. This resulted in price reductions that contributed to the decrease in gross profit margin. We do not anticipate any material change in our margins for the foreseeable future. In addition demand for our products may be adversely affected by events beyond our control.
         Selling, general and administrative expenses ("SG&A") were $8.7 million, or 14.4% of net sales for the three months ended September 30, 2004, as compared to $9.1 million, or 13.6% of net sales for the three months ended September 30, 2003. We reduced our SG&A by $0.4 million or 4.9%. We continue our ongoing efforts to reduce discretionary spending. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business. We believe our infrastructure is sufficient to support our sales growth for the foreseeable future. Therefore, an increase in our net sales should result in a decrease in SG&A as a percentage of net sales. Should our net sales not increase we will continue to eliminate spending.
         Interest expense was $0.4 million for the three months ended September 30, 2004 and $0.3 million for the three months ended September 30, 2003. We support our growth through bank borrowings. Therefore an increase in sales could result in an increase in borrowings. Any significant increase in our borrowing rates could significantly increase our interest expense, which would have a negative impact on our results of operations.
         Net loss from continuing operations for the three months ended September 30, 2004 was $1.0 million, or $0.16 per diluted share, as compared to $0.5 million, or $0.09 per diluted share, for the three months ended September 30, 2003. The increase in our net loss from continuing operations was primarily due to a decrease in our net sales. This was partially offset by the decrease in SG&A expenses.

Discontinued Operations:

     On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for consideration of $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus allows the Company to focus its resources on its core electronics distribution business. Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was used to repay a portion of the outstanding borrowings under the Company's line of credit (See Note 3). The balance of the fixed portion of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted. Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate.

     Net loss from these discontinued operations was $0.1 million, or $0.01 per diluted share, for the three months ended September 30,2004, compared to net income of $0.1 million, or $0.02 per diluted share for the comparable period in our last fiscal year. The loss from discontinued operations was primarily due to a decrease in gross profit margin for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

FORM 10-Q                                                     September 30, 2004
Page 16



Combined Net Loss:

         The net loss from both the continuing and discontinued operations for the three months ended September 30, 2004 was $0.2 million, or $0.04 per diluted share, compared to $0.4 million, or $0.07 per diluted share for the comparable period in our last fiscal year. The improved results were attributable to the gain on the sale of our Nexus subsidiary, partially offset by an increased loss from continuing operations.


LIQUIDITY AND CAPITAL RESOURCES

     To provide additional liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association providing for a $50,000,000 revolving secured line of credit. This credit facility has a maturity date of December 31, 2006. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At September 30, 2004, the outstanding balance on this new revolving line of credit facility was $33.0 million, with an additional $7.4 million available. The interest rate on the outstanding borrowings at September 30, 2004 was approximately 5.1%. The credit agreement contains provisions for maintenance of certain financial covenants, including, among others EBITDA and Minimum Net Worth. At September 30, 2004, we were in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of our obligation to repay all outstanding borrowings under our credit facility, limit our ability to borrow additional amounts under the line of credit and put a requirement that we maintain an aggregate undrawn availability of $1.5 million until certain financial requirements are achieved, which would reduce the undrawn availability requirement to $500,000. The credit agreement includes both a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the revolving credit facility. Accordingly, the debt is classified as a current liability.

         On September 20, 2004, our credit facility was amended to provide the lenders' consent to our sale of our contract manufacturing subsidiary, Nexus, and to (1) change our (a) EBITDA (b) Fixed Charge Ratio and (c) Minimum Net Worth convents (2) eliminate the remaining portion of the additional $732,000 of the additional available amount under the facility to zero, and (3) require the cash proceeds from the sale of Nexus to be used to repay indebtedness outstanding under the facility, (4) and put a requirement that we maintain an aggregate undrawn availability of $1.5 million until certain financial requirements are achieved which would reduce the undrawn availability requirement to $500,000.

         For the three months ended September 30, 2004, our net cash used in operating activities was approximately $5.5 million, as compared to $6.4 million for the three months ended September 30, 2003. The decrease in net cash used is primarily attributable to a smaller increase in our accounts receivable and inventory for the three months ended September 30, 2004, as compared to the same period in our last fiscal year. This was partially offset by a smaller decrease in our accounts payable for the three months ended September 30, 2004, as compared to the same period in our last fiscal year. Net cash provided by investing activities was approximately $9.0 million for the three months ended September 30, 2004 as compared to net cash used in investing activities of $0.2 million for the three months ended September 30, 2003. The increase in net cash provided by is primarily attributable to $9.1 million related to the sale of substantially all of the assets of Nexus. Net cash used in financing activities was approximately $3.9 million for the three months ended September 30, 2004 as compared to net cash provided by financing activities of $6.5 million for the three months ended September 30, 2003. The increase in net cash used is primarily attributable to the decrease in net borrowings under our credit facility of approximately $10.2 million.

FORM 10-Q                                                     September 30, 2004
Page 17




         For the three months ended September 30, 2004 and 2003, our inventory turnover was 5.7 times and 6.8 times, respectively. The average days outstanding of our accounts receivable at September 30, 2004 was 57 days, as compared to 48 days at September 30, 2003. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.
     In fiscal 2005, we plan to make certain leasehold improvements to construct an FPD facility that will allow us to vertically integrate our entire FPD operation. When the facility is completed, we will offer customers a one-stop source for their FPD supply and integration needs. The cost of this project is not expected to be material. Based upon our present plans, including no anticipated material capital expenditures, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months and for the foreseeable future. However, our ability to maintain sufficient liquidity depends partially on our ability in achieving anticipated revenue and managing costs as well. Our planned expansion to the Far East and construction of an integration center for our FPD sales will require capital expenditures that have been planned for by the sale of our contract manufacturing subsidiary Nexus. However, our cash expenditures may vary significantly from current levels based on a number of factors, including, but not limited to, future acquisitions and capital expenditures, if any. Historically, we have, when necessary, been able to obtain amendments to our credit facilities to satisfy instances of non-compliance with financial covenants. While we cannot assure you that any such future amendments, if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.
        Based on the sale of Nexus, on September 20, 2004, the Company received $9.25 million cash at closing plus a subordinated note for $2.75 million. The cash at closing was applied against the Company's outstanding line of credit. This will increase availability, except for certain restrictions (outlined previously in this section) that were established in the bank amendment approving the sale. These proceeds will be available to fund the anticipated expansion into the Far East and construction of an integration center to support the anticipated growth of the FPD product.

Inflation

         Inflation has not had a significant impact on our operations during the last three fiscal years.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%. At October 31, 2004, $29.3 million was outstanding under the credit facility. Changes in the prime interest rate or the federal funds rate during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the prime interest rate or the federal funds rate will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on the amount of outstanding borrowings at October 31, 2004.
         The impact of interest rate fluctuations on our other floating rate debt is not material.

FORM 10-Q                                                     September 30, 2004
Page 18




Item 4. Controls and Procedures

              An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of September 30, 2004. Based upon that evaluation, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-Q                                                     September 30, 2004
Page 19



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

                           Nothing to Report

Item 5.           Other Information

                            Nothing to Report


Item 6.          Exhibits and Reports on Form 8-K

                 a)  Exhibit 10.25 - 2000 Stock Option Plan,
                     incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A, dated November 17, 2000, for the Company's Annual Meeting of Shareholders held on December 12, 2000.

                     Exhibit 31.1 - Rule 13a-14 (a) / 15d-14 (a)
                     Certification of Principal Executive Officer.

                     Exhibit 31.2 - Rule 13a-14 (a) / 15d-14 (a)
                     Certification of Principal Financial Officer.

                     Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer.

                     Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer.

FORM 10-Q                                                     September 30, 2004
Page 20





                      b) Reports on Form 8-K

                         (1) On September 23, 2004, a Current  Report on Form 8K
                    was filed under Item 2.01. "Completion of Acquisition or Disposition of Assets" to report the Company's completion of the sale of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus") to Sagamore Holdings, Inc.

                         (2) On September 27, 2004, a Current Report on Form 8-K
                    was filed under Item 2.02. "Results of Operations and Financial Condition" to report the Company's results for its fourth quarter and fiscal year ending June 30,2004

                         (3) On October 5,  2004,  a Current  Report on Form 8-K
                    was filed under Item 9.01. "Financial Statements and Exhibits" to furnish pro forma financial statements in connection with the sale of substantially all of the assets of Nexus.

                         (4) On November 12, 2004, a Current  Report on Form 8-K
                    was filed under Item 2.02. "Results of Operations and Financial Condition" to report the Company's results for its first quarter of the fiscal year ending June 30, 2005.

                                  S I G N A T U R E




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 15, 2004
                                JACO ELECTRONICS, INC.
                                     (Registrant)



                             BY: /s/ Jeffrey D. Gash
                                 ------------------------------------------
                                  Jeffrey D. Gash, Executive Vice President,
                                  Finance and Secretary
                                  (Principal Financial Officer)