Form 10-Q
period 2004-12-31
JACO ELECTRONICS INC
filed 2005-02-14
CIK 52971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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
Yes   X      No
   ------      -----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes           No X
   -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                    Shares Outstanding at February 11, 2005
        -----                    ---------------------------------------
Common Stock, $0.10 Par Value           6,262,832 (excluding 659,900
                                        shares held as treasury stock)




FORM 10-Q                                                                       December 31, 2004
Page 2


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               December 31,             June 30,
                                                                  2004                    2004
                                                              ---------------          -----------
ASSETS

Current Assets

         Cash                                                 $    66,601               $   552,655
         Marketable securities                                    833,948                   770,283
         Accounts receivable - net                             32,097,812                35,926,553
         Inventories                                           44,795,379                37,017,390
         Prepaid expenses and other                             2,157,334                 1,513,657
         Deferred income taxes                                  2,943,000                 2,725,000
         Current assets of discontinued operations                 ---                   12,910,801
                                                              -----------                ----------

                  Total current assets                         82,894,074                91,416,339


Property, plant and equipment - net                             2,079,984                 2,003,137

Deferred income taxes                                             891,000                   416,000

Excess of cost over net assets acquired - net                  25,416,087                25,416,087

Note receivable                                                 2,750,000                    ---

Other assets                                                    2,408,720                 2,530,269
                                                              -----------               -----------


Total assets                                                 $116,439,865              $121,781,832
                                                             ============              ============







                                See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                            December 31, 2004
Page 3



                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                      December 31,           June 30,
                                                                         2004                  2004
                                                                     ----------------   ---------------

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                      $ 31,992,378        $ 34,068,132
         Current maturities of long-term debt and
              capitalized lease obligations                           38,147,499          37,088,743
         Income taxes payable                                             60,150               ---
         Current liabilities of discontinued operations                  ---               2,800,664
                                                                   -------------        ------------


         Total current liabilities                                    70,200,027          73,957,539

Long-term debt and capitalized lease obligations                          88,998             118,525

Deferred compensation                                                  1,025,000           1,000,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued
         Common stock - authorized, 20,000,000 shares,
            $.10 par value; issued 6,922,732 and
                   6,855,232 shares, respectively,
           and 6,262,832 and 6,195,332 shares
           outstanding, respectively                                     692,273             685,523
         Additional paid-in capital                                   26,897,295          26,735,295
         Retained earnings                                            19,779,523          21,562,396
         Accumulated other comprehensive income                           71,315              37,120
         Treasury stock - 659,900 shares at cost                      (2,314,566)        (2,314,566)
                                                                      ----------         -----------

         Total shareholders' equity                                   45,125,840          46,705,768
                                                                      ----------          ----------


         Total liabilities and shareholders' equity                 $116,439,865        $121,781,832
                                                                    ============        ============




                  See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                                       December 31, 2004
Page 4

                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                   2004                 2003
                                                               --------------       -------------


Net sales                                                         $51,967,477         $61,488,811
Cost of goods sold                                                 45,386,465          53,194,320
                                                                   ----------          ----------

         Gross profit                                               6,581,012           8,294,491

Selling, general and administrative expenses                        8,298,209           8,697,010
                                                                 ------------        ------------

         Operating loss                                           (1,717,197)           (402,519)

Interest expense                                                      476,369             509,063
                                                                 ------------        ------------

         Loss from continuing operations
            before income taxes                                   (2,193,566)           (911,582)

Income tax benefit                                                  (658,100)           (319,369)
                                                                 ------------        ------------

         Loss from continuing operations                          (1,535,466)           (592,213)

Discontinued operations:
    Earnings from discontinued operations,
    net of income tax provision of $84,369                           ---                  154,976
                                                                 ------------        ------------


         NET LOSS                                                $(1,535,466)        $  (437,237)
                                                                 ============        ============

PER SHARE INFORMATION
    Basic and diluted (loss) earnings per common share:

Loss from continuing operations                                       $(0.25)             $(0.10)

Earnings from discontinued operations                                    ---              $  0.03
                                                                       ------             -------


Net loss                                                              $(0.25)             $(0.07)
                                                                      =======             =======

Weighted-average common shares and common equivalent shares outstanding:

         Basic and Diluted                                          6,262,832           5,928,169
                                                                 ============        ============

            See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                       December 31, 2004
Page 5

                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                   2004                 2003
                                                               --------------       -------------


Net sales                                                        $112,204,114        $128,914,118
Cost of goods sold                                                 98,021,730         111,941,631
                                                                   ----------         -----------

         Gross profit                                              14,182,384          16,972,487

Selling, general and administrative expenses                       16,986,706          17,831,188
                                                                 ------------        ------------

         Operating loss                                           (2,804,322)           (858,701)

Interest expense                                                      838,274             860,482
                                                                 ------------        ------------

         Loss from continuing operations
            before income taxes                                   (3,642,596)         (1,719,183)

Income tax benefit                                                (1,092,800)           (602,370)
                                                                 ------------        ------------

         Loss from continuing operations                          (2,549,796)         (1,116,813)

Discontinued operations:
(Loss) earnings from discontinued operations,
 net of income tax (benefit)provision of $(39,800) and
    $139,370 in 2004 and 2003, respectively                          (63,652)            256,005

Gain on sale of net assets of subsidiary, net of income
    tax provision of $518,500                                         830,575                ---
                                                                      -------            --------
Earnings from discontinued operations                                 766,923             256,005
                                                                      -------             -------

         NET LOSS                                                $(1,782,873)        $  (860,808)
                                                                 ============        ============

PER SHARE INFORMATION
    Basic and diluted (loss) earnings per common share:

Loss from continuing operations                                       $(0.41)             $(0.19)

Earnings from discontinued operations                                   $0.12             $  0.04
                                                                        -----             -------

Net loss                                                              $(0.29)             $(0.15)
                                                                      =======             =======

Weighted-average common shares and common equivalent shares outstanding:

         Basic and Diluted                                          6,233,117           5,860,146
                                                                 ============        ============

            See accompanying notes to condensed consolidated financial statements.





FORM 10-Q                                                                             December 31, 2004
Page 6



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2004
                                   (UNAUDITED)





                                                                    Additional
                                           Common stock               paid-in            Retained
                                        Shares       Amount           capital            earnings
                                   --------------- -------------- ----------------  -------------------


Balance at July 1, 2004                 6,855,232      $ 685,523     $ 26,735,295         $ 21,562,396

Net loss                                                                                    (1,782,873)

Unrealized gain on marketable
  securities, net of deferred tax
  expense of  $21,000

Exercise of stock options                  67,500          6,750          162,000
                                   --------------- -------------- ----------------  -------------------

Balance at December 31, 2004            6,922,732      $ 692,273     $ 26,897,295         $ 19,779,523
                                   =============== ============== ================  ===================


                                         Accumulated
                                            other                             Total
                                        comprehensive      Treasury       shareholders'
                                            income            stock           equity
                                        --------------- ---------------- -----------------

Balance at July 1, 2004                        $ 37,120     $ (2,314,566)     $ 46,705,768

Net loss                                                                        (1,782,873)

Unrealized gain on marketable
  securities, net of deferred tax
  expense of  $21,000                            34,195                             34,195

Exercise of stock options                                                          168,750
                                         --------------- ---------------- -----------------

Balance at December 31, 2004                   $ 71,315     $ (2,314,566)     $ 45,125,840
                                         =============== ================ =================



     See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                     December 31, 2004
Page 7


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                        2004             2003
                                                                    --------------   --------------
  Cash flows from operating activities
      Net loss                                                       $ (1,782,873)      $ (860,808)
      Loss (earnings) from discontinued operations                         63,652         (256,005)
      Gain on sale of subsidiary                                         (830,575)               -
                                                                    --------------   --------------
       Loss from continuing operations                                  (2,549,796)      (1,116,813)

Adjustments to reconcile net loss to net
     cash (used in) provided by operating activities
          Depreciation  and amortization                                  578,649          657,869
          Deferred compensation                                            25,000           25,000
          Deferred income tax benefit                                    (714,000)        (191,000)
          Gain on sale of equipment                                             -           (2,100)
          Provision for doubtful accounts                                 250,750          426,250
          Changes in operating assets and liabilities
             Increase in operating assets - net                        (4,376,141)      (8,531,247)
             (Decrease) increase in operating liabilities - net        (2,850,079)       7,434,420
                                                                    --------------   --------------

          Net cash used in continuing operations                       (9,635,617)      (1,297,621)
          Net cash (used in) provided by discontinuing operations        (447,716)         115,165
                                                                    --------------   --------------

          Net cash used in operating activities                       (10,083,333)      (1,182,456)
                                                                    --------------   --------------

Cash flows from investing activities
          Purchase of marketable securities                                (8,470)          (5,145)
          Capital expenditures                                           (501,482)        (217,673)
          Proceeds from sale of equipment                                    -               2,100
          Proceeds from sale of assets of a subsidiary,
          net of transaction costs                                      9,070,000           -
                                                                    --------------   --------------

          Net cash provided by (used in) continuing operations          8,560,048         (220,718)
          Net cash used in discontinuing operations                       (57,855)         (59,549)
                                                                    --------------   --------------

          Net cash provided by (used in) investing activities           8,502,193         (280,267)
                                                                    --------------   --------------
Cash flows from financing activities
          Borrowings under line of credit                             130,236,649      135,158,492
          Repayments under line of credit                            (129,177,493)    (134,252,155)
          Release of compensating balance                                       -          800,000
          Principal payments under equipment financing
            and term loans                                                (29,927)        (142,762)
          Proceeds from exercise of stock options                         168,750          455,188
                                                                    --------------   --------------

          Net cash provided by continuing operations                    1,197,979        2,018,763
          Net cash used in discontinuing operations                      (102,893)        (226,252)
                                                                    --------------   --------------

          Net cash provided by financing activities                     1,095,086        1,792,511
                                                                    --------------   --------------

          NET (DECREASE) INCREASE IN CASH                                (486,054)         329,788
                                                                    --------------   --------------

Cash at beginning of period                                               552,655          157,467
                                                                    --------------   --------------
Cash at end of period                                                    $ 66,601        $ 487,255
                                                                    ==============   ==============

Supplemental schedule of non-cash financing and
   investing activities:
        Note receivable, received in conjunction with the             $ 2,750,000
          sale of assets of a subsidiary

     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                      December 31, 2004
Page 8

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

2) At December 31, 2004, the Company had cash of approximately $67,000 and working capital of approximately $12,694,000 as compared to cash of $553,000 and working capital of $17,549,000 at June 30, 2004. The Company incurred a loss of approximately $1,783,000 during the six months ended December 31, 2004. The Company utilized approximately $10,083,000 of cash in operations during the six months ended December 31, 2004. Included in cash used in operating activities was $10,721,000 of inventory purchases that will be utilized to fulfill existing sales orders with a customer through June 30, 2005.
         As discussed further in Note 4, the Company maintains a secured revolving line of credit, which provides the Company with bank financing based upon eligible accounts receivable and inventory, as defined. At December 31, 2004, the Company was in violation of certain financial covenants contained in the credit agreement. On February 11, 2005, the Company entered into an amendment to its credit agreement that retroactively established new covenants with which the Company is currently in compliance.
         Management believes that cost containment, improved operating controls, paring back of unprofitable product lines, and a focused sales and marketing effort should improve results from operations and cash flows in the near term. Achievement of these goals, however, will be dependent upon the Company's ability to generate sufficient revenues, improved operating costs and trade support levels consistent with management's plans. Such operating performance will be subject to financial, economic and other factors beyond the Company's control, and there can be no assurance that the Company will be able to achieve these goals. If these goals are not achieved it could have a material adverse effect upon the Company.

3) On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for consideration of $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus allows the Company to focus its resources on its core electronics distribution business. Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was used to repay a portion of the outstanding borrowings under the Company's line of credit (See Note 4). The balance of the fixed portion of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted. Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate.
         Pursuant to the purchase agreement, the purchaser has also entered into a contract that designates the Company as a key supplier of electronic components to Nexus for a period of five years following the

FORM 10-Q                                                     December 31, 2004
Page 9



closing date. The gain on the sale of net assets of Nexus, net of transaction costs and applicable taxes was approximately $831,000.
     As a result of the sale of Nexus, the Company will no longer engage in contract manufacturing. In accordance with the provisions of SFAS No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company has accounted for the results of operations of Nexus as discontinued in the accompanying consolidated statements of operations. The Company has also classified the assets sold and liabilities assumed of Nexus
(the disposal group) as part of assets and liabilities of discontinued operations in the June 30, 2004 balance sheet. A summary of the assets and liabilities included in the disposal group as of June 30, 2004 is as follows:


Accounts receivable, net                                  $ 2,407,527
Inventories                                                 7,923,578
Prepaid expenses and other                                     75,429
Property, plant and equipment, net                          2,504,267
                                                            ---------

     Total assets                                          12,910,801
                                                           ----------

Accounts payable                                            2,240,314
Accrued compensation                                          218,209
Accrued expenses                                               27,942
Long-term debt and capitalized lease obligations              314,199
                                                              -------

Total liabilities                                           2,800,664
                                                            ---------

Net assets                                                $10,110,137
                                                          ===========



A summary of operating results of Nexus for the three and six months ended December 31, 2004 and 2003 were as follows:



                                                       Three Months Ended                      Six Months Ended
                                                          December 31,                           December 31,
                                               ---------------------------------        ---------------------------------
                                                    2004               2003                2004                2003
                                                --------------     --------------      -------------      ---------------

Net sales                                            ---              $5,330,370         $5,208,184          $10,170,799

Earnings (loss) before income taxes                  ---               $ 239,345         $(103,452)           $  395,375




4) To provide additional liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association providing for a $50,000,000 revolving secured line of credit. This credit facility has a maturity date of December 31, 2006. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company.

FORM 10-Q                                                      December 31, 2004
Page 10


At December 31, 2004, the outstanding balance on this revolving line of credit facility was $38.1 million, with approximately $2.5 million available based on the amendment dated February 11, 2005, described later in this footnote. The interest rate on the outstanding borrowings at December 31, 2004 was approximately 5.5%. The credit agreement contains certain financial covenants, including, among others, provisions for maintenance of specified levels of EBITDA and Minimum Net Worth.
         At December 31, 2004, we were out of compliance with certain bank covenants, including Minimum EDITDA and Maximum capital expenditures. On February 11, 2005, our credit facility was amended, which retroactively restated the covenants and added additional covenants. Our credit facility was amended to
(i) modify the Availability Formula, (ii) require Undrawn Availability of not less than $1,500,000 at all times; (iii) define and reset existing covenants for Minimum EBITDA, Fixed Charge Coverage, Capital Expenditure and Net Worth Covenants, (iv) add a new covenant regarding minimum sales, (v) establish additional reporting requirements for Jaco; (vi) modify interest provisions;
(vii) permit certain domestic and foreign receivables to qualify as eligible for a period of time. Failure to remain in compliance with these covenants could trigger an acceleration of our obligation to repay all outstanding borrowings under our credit facility, limit our ability to borrow additional amounts under the line of credit. The credit agreement includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the revolving credit facility. Accordingly, the debt is classified as a current liability.
         On November 23, 2004, our credit facility was amended to exclude, effective as of October 1, 2004, any extraordinary gains, including any gains derived from the sale of assets of Nexus, from the calculation of EBITDA and Fixed Charge Coverage Ratio covenants. On September 20, 2004, our credit facility was amended to provide the lenders' consent to our sale of our contract manufacturing subsidiary, Nexus, and to (i) change our EBITDA, Fixed Charge Coverage Ratio and Minimum Net Worth covenants, (ii) eliminate the remaining portion of the additional $732,000 of the additional available amount under the facility to zero, (iii) require the cash proceeds from the sale of Nexus to be used to repay indebtedness outstanding under the facility, and (iv) and add a requirement that we maintain an aggregate undrawn availability of $1.5 million until certain financial requirements are achieved, which would reduce the undrawn availability requirement to $500,000.

5) On September 18, 2001, the Company's Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock from November 5, 2002 through December 31, 2004 for aggregate consideration of $110,051. However, no such repurchases of common stock were made during the three months ended December 31, 2004.




FORM 10-Q                                                                       December 31, 2004
Page 11



6)       Total comprehensive loss and its components for the three and six months ended December 31, 2004 and 2003 are as follows:

                                                       Three Months Ended                      Six Months Ended
                                                          December 31,                           December 31,

                                                ---------------------------------       ----------------------------------
                                                    2004               2003                2004                2003
                                                --------------     --------------      -------------      ---------------

Net loss                                         $(1,535,466)         $(437,237)       $(1,782,873)           $(860,808)

Unrealized gain on
  marketable securities                                66,342             73,111             55,195               89,883


Deferred tax expense                                 (25,000)           (28,000)           (21,000)             (34,000)
                                                --------------     --------------      -------------      ---------------


Comprehensive loss                               $(1,494,124)         $(392,126)       $(1,748,678)           $(804,925)
                                                ==============     ==============      =============      ===============

         Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.



7) The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"), and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB No. 25, compensation expense is only recognized when the market value of the underlying stock at the date of grant exceeds the amount an employee must pay to acquire the stock. Accordingly, no compensation expense has been recognized in the Company's condensed consolidated financial statements in connection with employee stock option grants.
         During the three months ended December 31, 2004, there were no stock options granted to employees or directors of the Company.
         The following table illustrates the effect on net loss and loss per share for the three and six months ended December 31, 2004 and 2003 had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.



FORM 10-Q                                                                       December 31, 2004
Page 12




                                                       Three Months Ended                      Six Months Ended
                                                          December 31,                           December 31,

                                                ---------------------------------       ---------------------------------
                                                    2004               2003                2004               2003
                                                --------------     --------------      --------------    ---------------


Net loss, as reported                            $(1,535,466)         $(437,237)        $(1,782,873)         $(860,808)

Deduct: Total stock-based employee
   compensation expense determined under the
   fair value based method for all awards, net
   of  related tax effects                           (62,931)           (17,490)           (134,842)          (90,534)
                                                --------------     --------------      --------------     -------------

Pro forma net loss                               $(1,598,397)         $(454,727)        $(1,917,715)         $(951,342)
                                                ==============     ==============      ==============     ==============

Net loss per common share:

           Basic - as reported                        $(0.25)            $(0.07)             $(0.29)           $(0.15)
                                                ==============     ==============      ==============     =============

           Basic - pro forma                          $(0.26)            $(0.08)             $(0.31)           $(0.16)
                                                ==============     ==============      ==============     =============

           Diluted - as reported                      $(0.25)            $(0.07)             $(0.29)           $(0.15)
                                                ==============     ==============      ==============     =============

           Diluted - pro forma                        $(0.26)            $(0.08)             $(0.31)           $(0.16)
                                                ==============     ==============      ==============     =============


8) The weighted average common shares outstanding, net of treasury shares, used in the Company's basic and diluted loss per share computations on its condensed consolidated statements of operations were 6,262,832 and 6,233,117 for the three and six months ended December 31, 2004, respectively, compared to 5,928,169 and 5,860,146 for the three and six months ended December 31, 2003, respectively. Excluded from the calculation of loss per share are outstanding options to purchase 662,500 and 993,000 shares of the Company's common stock, representing all outstanding options, for the three and six months ended December 31, 2004 and 2003, respectively, as their inclusion would have been antidilutive. Common stock equivalents for stock options are calculated using the treasury stock method.

9) The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's business, results of operations or financial position.

10) Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

11) During the three and six months ended December 31, 2004, the Company recorded sales of $17,500 and $1,057,627, respectively, compared to $1,490,813 and $2,679,033 for the three and six months ended December 31, 2003, respectively, from a customer, Frequency Electronics, Inc. ("Frequency"). The Company's Chairman of the Board of Directors and President serves on the Board of Directors of Frequency. Amounts included in accounts receivable from Frequency at December 31, 2004 and June 30, 2004 aggregate $235 and $188,720, respectively.

FORM 10-Q                                                      December 31, 2004
Page 13




12) In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs--an amendment of ARB No. 43" ("FAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

13) In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" (SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the first quarter of fiscal 2006. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R.

FORM 10-Q                                                      December 31, 2004
Page 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this report and in other written or oral statements made by us from time to time, forward-looking statements include, without limitation, statements regarding our financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "estimates", "intends", "plans" or similar language. Although we believe that the expectations in these forward-looking statements are reasonable, we cannot assure that such expectations will prove to be correct. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which are subject to change and/or beyond our control, that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by us of results that actually will be achieved. For a discussion of certain potential factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements, see "Forward-Looking Statements" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and our other periodic reports and documents filed with the Securities and Exchange Commission.

GENERAL

         Jaco is a distributor of electronic components and provider of related value-added services. Products distributed by us include semiconductors, capacitors, resistors, electromechanical devices, flat panel displays, and power supplies used in the assembly and manufacturing of electronic equipment. Value-added services currently provided by us consist of automated inventory management services and kitting (e.g., supplying sets of specified quantities of products to a customer that are prepackaged in kits for ease of feeding the customer's production lines). We are also expanding in the flat panel display value-added market, which includes full system integration, kitting and the implementation of touch technologies.
         Our customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (i.e., outsourcing). We intend to seek to capitalize on this trend by increasing sales of outsourced electronic products enhanced by our customized value-added services.
Critical Accounting Policies and Estimates

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

FORM 10-Q                                                      December 31, 2004
Page 15



preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

New Accounting  Standards

         In November 2004, the Financial Accounting Standards Board, or the FASB, issued FASB Statement No. 151, "Inventory Costs--an amendment of ARB No. 43" ("FAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
         In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" (SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model, which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the first quarter of fiscal 2006. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R on its consolidated financial statements.




FORM 10-Q                                                      December 31, 2004
Page 16


Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:


                                                 Three Months Ended                     Six Months Ended
                                                    December 31,                          December 31,
                                           ------------------------------         ---------------------------

                                              2004               2003                2004             2003
                                           ----------         ----------          ----------       ----------

Net Sales                                        100.0%             100.0%              100.0%          100.0%
Cost of goods sold                                87.3               86.5                87.4            86.8
                                            ----------         ----------          ----------       ----------

Gross Profit                                      12.7               13.5                12.6            13.2
Selling, general and
  administrative expenses                         16.0               14.2                15.1            13.8
                                            ----------         ----------          ----------       ----------

Operating loss                                   (3.3)              (0.7)               (2.5)           (0.6)
Interest expense                                   0.9               0.8                 0.7             0.7
                                            ----------         ----------          ----------       ----------

Loss from continuing operations
   before income taxes                           (4.2)              (1.5)               (3.2)           (1.3)
Income tax benefit                               (1.2)              (0.5)               (1.0)           (0.4)
                                            ----------         ----------          ----------       ----------
Loss from continuing operations                  (3.0)              (1.0)               (2.2)           (0.9)

Earnings (loss) from discontinued
   Operations, net of taxes                                          0.3                (0.1)            0.2

Gain on sale of subsidiary, net of taxes                                                 0.7
                                            ----------          ----------          ----------       ----------
NET LOSS                                         (3.0)%            (0.7)%             (1.6)%         (0.7)%
                                           ============       ============        ============     ============



COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Results from Continuing Operations:

         Net sales for the three and six months ended December 31, 2004 were $52.0 million and $112.2 million, respectively, compared to $61.5 million and $128.9 million for the three and six months ended December 31, 2003, representing decreases of 15.5% and 13.0%, respectively. We experienced a decrease in overall demand for electronic components during this period, which adversely affected our sales. In addition, our customer base continues to be predominantly in the United States, while manufacturing continues to shift off-shore to the Far East. We continue to believe that our future growth will be partially dependent on our marketing and sale of our flat panel display (FPD) product. We have identified this product as continuing to be utilized as part of the manufacturing process domestically. We anticipate completing the construction of an in-house integration center to enhance our value-added integration capabilities by the end of February 2005. We believe it is important for distributors of electronic components to identify value-added solutions that are required by customers. We have increased our

FORM 10-Q                                                      December 31, 2004
Page 17



marketing focus on creating demand with our Field Application Engineer (FAE) capabilities. This program enables us to work with our customers to design into their products our suppliers' components. Our FPD product represented approximately 21% of our net sales for the three and six months ended December 31, 2004, respectively, compared to 19% and 21% for the comparable periods last year. Our electromechanical product, which is also a key focus of our marketing efforts, includes power supplies and printer heads. This product represented 10% and 9% of our net sales for the three and six months ended December 31, 2004, respectively, compared to approximately 7% for the same periods last year. Passive components, which have become more of a commodity item, are very competitive and represented only 19% and 18% of our net sales for the three and six months ended December 31, 2004, respectively, while semiconductors represented 51% and 52% of our net sales for the three and six months ended December 31, 2004, respectively. Our future growth will be partially dependent on our ability to grow globally. In response to this challenge, we currently have a sales office in Beijing, China, are utilizing a third party warehouse to support certain non-U.S. customers, and are searching for a suitable strategic alliance or partner in the Far East. Primarily by successfully transitioning business that we had done domestically to the Far East and by expanding our exporting group that supports Europe, non-U.S. sales represented approximately 26% of our total net sales for both the three and six months ended December 31, 2004.
         Gross profit was $6.6 million, or 12.7% of net sales, and $14.2 million, or 12.6% of net sales, for the three and six months ended December 31, 2004, respectively, compared to $8.3 million, or 13.5% of net sales, and $17.0 million, or 13.2% of net sales for the comparable periods in the last fiscal year. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand for product. We continue to see competitive pressure on our product offerings which has adversely impacted our gross profit margin. We do not anticipate any material change in our margin for the foreseeable future unless we experience a shift in the product mix we sell or an increase in demand.
         Selling, general and administrative ("SG&A") expenses were $8.3 million and $17.0 million for the three and six months ended December 31, 2004, respectively, compared to $8.7 million and $17.8 million for the comparable periods last year, representing a reduction of approximately 5%. For the three and six months ended December 31, 2004, SG&A as a percentage of net sales was 16.0% and 15.1%, respectively. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business and we are focused on further reducing these expenses. However, we have been careful not to reduce our infrastructure to a level that would not be adequate to support ongoing customer requirements. We are in the process of reviewing all our spending and will continue to reduce costs where feasible.
         Interest expense was $0.5 million and $0.8 million for the three and six months ended December 31, 2004, respectively. We support our growth in part through bank borrowings. Therefore, an increase in net sales could result in an increase in borrowings. Any significant increase in our borrowing rates could significantly increase our interest expense, which would have a negative impact on our results of operations.
         Net loss from continuing operations for the three and six months ended December 31, 2004 was $1.5 million, or $0.25 per diluted share, and $2.5 million, or $0.41 per diluted share, respectively, compared to $0.6 million, or $0.10 per diluted share, and $1.1 million, or $0.19 per diluted share, for the comparable periods of last year. The increase in our net loss from continuing operations compared to last year is primarily attributable to the reduction in our net sales, which, as described above, is attributable to the decrease in overall demand for electronic components. The impact of this reduction in net sales was partially offset by our decrease in SG&A expenses.

FORM 10-Q                                                      December 31, 2004
Page 18

Discontinued Operations:

         On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for consideration of $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus allows the Company to focus its resources on its core electronics distribution business. Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was used to repay a portion of the outstanding borrowings under the Company's line of credit (See Note 4). The balance of the fixed portion of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted. Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate.
         Net earnings from these discontinued operations for the six months ended December 31, 2004 was $0.8 million, or $0.12 per diluted share, compared to $0.2 million, or $0.03 per diluted share, and $0.3 million, or $0.04 per diluted share, for the three and six months ended December 31, 2003, respectively. The increase in our net earnings from discontinued operations compared to last year was primarily attributable to the gain on the sale of Nexus.

Combined Net Loss:

         The combined net loss from both the continuing and discontinued operations for the three and six months ended December 31, 2004 was $1.5 million, or $0.25 per diluted share, and $1.8 million, or $0.29 per diluted share, respectively, compared to $0.4 million, or $0.07 per diluted share, and $0.9 million, or $0.15 per diluted share, for the comparable periods last year. The increase in our combined net loss compared to last year is primarily attributable to the reduction in our net sales as described above.

LIQUIDITY AND CAPITAL RESOURCES

         To provide additional liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association providing for a $50,000,000 revolving secured line of credit. This credit facility has a maturity date of December 31, 2006. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At December 31, 2004, the outstanding balance on this revolving line of credit facility was $38.1 million, with approximately $2.5 million available based on the amendment dated February 11, 2005. The interest rate on the outstanding borrowings at December 31, 2004 was approximately 5.5%. The credit agreement contains certain financial covenants, including, among others, provisions for maintenance of specified levels of EBITDA and Minimum Net Worth.
         At December 31, 2004, we were out of compliance with certain bank covenants, including Minimum EDITDA and Maximum capital expenditures. On February 11, 2005, our credit facility was amended, which retroactively restated the covenants and added additional covenants. Our credit facility was amended to
(i) modify the Availability Formula, (ii) require Undrawn Availability of not less than $1,500,000 at all times; (iii) define and reset existing covenants for Minimum EBITDA, Fixed Charge Coverage, Capital Expenditure and Net Worth Covenants, (iv) add a new covenant regarding minimum sales, (v) establish additional reporting requirements for Jaco; (vi) modify interest provisions;
(vii) permit certain domestic and foreign receivables to qualify as eligible for a period of time. Failure to remain in compliance with these covenants could trigger an acceleration of our obligation to repay all outstanding borrowings under our credit facility, limit our ability to borrow additional amounts under the line of credit. The credit agreement includes a subjective acceleration clause and requires the deposit of customer receipts

FORM 10-Q                                                      December 31, 2004
Page 19

to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the revolving credit facility. Accordingly, the debt is classified as a current liability.
         At December 31, 2004, the Company had cash of approximately $67,000 and working capital of approximately $12,694,000 as compared to cash of $553,000 and working capital of $17,549,000 at June 30, 2004. The Company incurred a loss of approximately $1,783,000 during the six months ended December 31, 2004. The Company utilized approximately $10,083,000 of cash in operations during the six months ended December 31, 2004. Included in cash used in operating activities was $10,721,000 of inventory purchases that will be utilized to fulfill existing sales orders with a customer through June 30, 2005.
          On November 23, 2004, our credit facility was amended to exclude, effective as of October 1, 2004, any extraordinary gains, including any gains derived from the sale of assets of Nexus, from the calculation of EBITDA and Fixed Charge Ratio covenants.
         On September 20, 2004, our credit facility was amended to provide the lenders' consent to our sale of our contract manufacturing subsidiary, Nexus, and to (1) change our EBITDA, Fixed Charge Ratio and Minimum Net Worth covenants, (2) eliminate the remaining portion of the additional $732,000 of the additional available amount under the facility to zero, (3) require the cash proceeds from the sale of Nexus to be used to repay indebtedness outstanding under the facility, and (4) and add a requirement that we maintain an aggregate undrawn availability of $1.5 million until certain financial requirements are achieved, which would reduce the undrawn availability requirement to $500,000.
         For the six months ended December 31, 2004, our net cash used in operating activities was approximately $10.1 million, as compared to $1.2 million for the six months ended December 31, 2003. The increase in net cash used is primarily attributable to a larger increase in our inventory for the six months ended December 31, 2004, as compared to the same period in our last fiscal year. This increase is also attributable to a decrease in accounts payable and accrued expenses for the six months ended December 31, 2004, as compared to an increase in accounts payable and accrued expenses for the six months ended December 31, 2003.The decrease in accounts payable and accrued expenses was partially offset by a decrease in our accounts receivable for the six months ended December 31, 2004 compared to the same period in our last fiscal year. Net cash provided by investing activities was approximately $8.5 million for the six months ended December 31, 2004 as compared to net cash used in investing activities of $0.3 million for the six months ended December 31, 2003. The increase in net cash provided by is primarily attributable to $9.1 million in proceeds we received from our sale of substantially all of the assets of Nexus in September 2004. Net cash provided by financing activities was approximately $1.1 million for the six months ended December 31, 2004 as compared to $1.8 million for the six months ended December 31, 2003. The decrease in net cash provided by is primarily attributable to the release of an $0.8 million compensating balance under our credit facility in the six months ended December 31, 2003.
         For the six months ended December 31, 2004 and 2003, our inventory turnover was 5.0 times and 6.2 times, respectively. The average days outstanding of our accounts receivable at December 31, 2004 was 58 days, as compared to 49 days at December 31, 2003. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.
         In February 2005, we plan to complete certain leasehold improvements to construct an FPD facility that will allow us to vertically integrate our entire FPD operation. When the facility is completed, we will offer customers a one-stop source for their FPD supply and integration needs. The cost of this project is not expected to be material.
           Based upon our present plans, including no anticipated material capital expenditures, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months and for the foreseeable future. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue while continuing to control costs. Our planned expansion to the Far East and construction of an integration center for our FPD operation will require capital expenditures that have been planned for by the sale of our contract manufacturing subsidiary, Nexus. The $9.25 million in cash we received from the sale of Nexus was used to repay indebtedness outstanding under our credit facility, which provided us with increased availability thereunder (subject to the restrictions described above in this section that were established in the amendment approving the sale), that we plan to draw down on to help fund these initiatives. However, our cash expenditures may vary significantly from current levels based on a number of factors, including, but not limited to, future acquisitions and capital expenditures, if any. Historically, we have, when necessary, been able to obtain amendments to our credit facilities to satisfy instances of non-compliance

FORM 10-Q                                                       December 31,2004
Page 20

with financial covenants. While we cannot assure that any such future amendments, if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.


Contractual Obligations

         This table summarizes our known contractual obligations and commercial commitments at December 31, 2004.

                                 Total          < 1 Year      1 to 3 Years    3 to 5 Years     >5 Years
                             --------------- --------------- --------------- ---------------- --------------

         Bank Debt               38,090,338      38,090,338
         Capital Lease              170,843          73,218          97,625
         Operating Lease          8,860,599       1,666,982        2,089,162       1,638,866      3,465,589
                             --------------- --------------- --------------- ---------------- --------------

         Total                   47,121,780      39,830,538        2,186,787       1,638,866      3,465,589
                             =============== =============== =============== ================ ==============

Inflation

         Inflation has not had a significant impact on our operations during the last three fiscal years.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%. At January 31, 2005, $32.9 million was outstanding under the credit facility. Changes in the prime interest rate or the federal funds rate during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the prime interest rate or the federal funds rate will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on the amount of outstanding borrowings at January 31, 2005. The impact of interest rate fluctuations on our other floating rate debt is not material.

Item 4. Controls and Procedures.

         An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of December 31, 2004. Based upon that evaluation, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-Q                                                      December 31, 2004
Page 21


PART II - OTHER INFORMATION




Item 1.           Submission of Matters to a Vote of Security Holders

                  Our Annual Meeting of Shareholders was held on December 16, 2004. At the Annual Meeting, our shareholders approved the following matters:

               (i) The election of each of the nominees to the Board of Directors to hold office until the Company's next annual meeting of shareholders or until their successors are duly elected and qualified:

                  Stephen A. Cohen          For:  5,464,025   Withheld:  494,769
                  Edward M. Frankel         For:  5,501,785   Withheld:  457,009
                  Charles B. Girsky         For:  5,462,575   Withheld:  496,219
                  Joel H. Girsky            For:  5,462,575   Withheld:  496,219
                  Joseph F. Hickey, Jr.     For:  5,505,785   Withheld:  453,009
                  Joseph F. Oliveri         For:  5,491,233   Withheld:  467,561
                  Neil Rappaport            For:  5,528,843   Withheld:  429,951
                  Robert A. Waldman         For:  5,525,643   Withheld:  433,151

               (ii) An  amendment  to the  Company's  2000 Stock  Option Plan to increase the number of shares of the Company's common stock available for awards under the plan from 600,000 to 1,200,000.

                  For:    5,214,330   Against:   718,759   Abstention:   25,705

FORM 10-Q                                                      December 31, 2004
Page 22

Item 2.          Exhibits and Reports on Form 8-K

                    a) Exhibit 10.23.2 - Amendment to Third Restated and Amended Loan and Security Agreement dated November 23, 2004, by and among GMAC Commercial Finance LLC, as Lender and as Agent, PNC Bank, National Association, as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc. and Interface Electronics Corp.

                         Exhibit 10.23.3 - Amendment to Third Restated and Amended Loan and Security Agreement dated February 11, 2005, by and among GMAC Commercial Finance LLC, as Lender and as Agent, PNC Bank, National Association, as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc. and Interface Electronics Corp.

                         Exhibit 31.1 - Rule 13a-14 (a) / 15d-14 (a)
                         Certification of Principal Executive Officer.

                         Exhibit 31.2 - Rule 13a-14 (a) / 15d-14 (a)
                         Certification of Principal Financial Officer.

                         Exhibit 32.1 - Section 1350 Certification of
                         Principal Executive Officer.

                         Exhibit 32.2 - Section 1350 Certification of
                         Principal Financial Officer.

                    b)   Reports on Form 8-K

                          (1) On October 5, 2004, a Current Report on Form 8-K was filed under Item 9.01. "Financial Statements and Exhibits" to file pro forma financial statements in connection with the sale of substantially all of the assets of Nexus.

                          (2) On November 12, 2004, a Current Report on
                           Form 8-K was filed under Item 2.02. "Results of Operations and Financial Condition" to report the Company's results for its first quarter of the fiscal year ending June 30, 2005.

                          (3) On February 14, 2005, a Current Report on
                           Form 8-K was filed under Item 2.02. "Results of Operations and Financial Condition" to report the Company's results for its second quarter of the fiscal year ending June 30, 2005.

                                S I G N A T U R E




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2005
                                  JACO ELECTRONICS, INC.
                                            (Registrant)



                         BY:  /s/ Jeffrey D. Gash
                                  ---------------------------------------
                                  Jeffrey D. Gash, Executive Vice President,
                                  Finance and Secretary
                                  (Principal Financial Officer)