Form 10-Q
period 2005-03-31
JACO ELECTRONICS INC
filed 2005-05-16
CIK 52971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       OR

{   }    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File Number 0-5896

                             JACO ELECTRONICS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


           NEW YORK                                11-1978958
           --------                                -----------
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
Yes __    No   X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Shares Outstanding at May 13, 2005
           -----                           ----------------------------------
Common Stock, $0.10 Par Value             6,267,832 (excluding 659,900 shares
                                                held as treasury stock)



FORM 10-Q                                                         March 31, 2005
Page 2


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                March 31,               June 30,
                                                                  2005                    2004
                                                                  ----                    ----
ASSETS

Current Assets

         Cash                                                 $    29,685               $   552,655
         Marketable securities                                     ---                      770,283
         Accounts receivable - net                             38,864,926                35,926,553
         Inventories                                           44,753,641                37,017,390
         Prepaid expenses and other                             2,030,727                 1,513,657
         Deferred income taxes                                  2,913,000                 2,725,000
         Current assets of discontinued operations                 ---                   12,910,801
                                                               ----------                ----------

                  Total current assets                         88,591,979                91,416,339


Property, plant and equipment - net                             2,507,757                 2,003,137

Deferred income taxes                                           1,485,000                   416,000

Excess of cost over net assets acquired - net                  25,416,087                25,416,087

Note receivable                                                 2,750,000                    ---

Other assets                                                    2,321,315                 2,530,269
                                                                ---------                 ---------

Total assets                                                 $123,072,138              $121,781,832
                                                             ============              ============

         See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                                            March 31, 2005
Page 3



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       March 31,             June 30,
                                                                         2005                  2004
                                                                         ----                  ----

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                      $ 34,492,914        $ 34,068,132
         Current maturities of long-term debt and
                   capitalized lease obligations                      35,139,460          37,088,743
         Unearned revenue                                              8,285,200           ---
         Income taxes payable                                          70,150              ---
         Current liabilities of discontinued operations                 ---               2,800,664
                                                                       ---------          ---------


         Total current liabilities                                    77,987,724          73,957,539

Long-term debt and capitalized lease obligations                          73,486             118,525

Deferred compensation                                                  1,037,500           1,000,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued
         Common stock - authorized, 20,000,000 shares,
            $.10 par value; issued 6,927,732 and
                   6,855,232 shares, respectively,
           and 6,267,832 and 6,195,332 shares
           outstanding, respectively                                    692,773              685,523
         Additional paid-in capital                                   26,908,545          26,735,295
         Retained earnings                                            18,686,676          21,562,396
         Accumulated other comprehensive income                           ---                 37,120
         Treasury stock - 659,900 shares at cost                      (2,314,566)          (2,314,566)
                                                                       ---------            ---------
         Total shareholders' equity                                   43,973,428          46,705,768
                                                                      ----------          ----------


         Total liabilities and shareholders' equity                 $123,072,138        $121,781,832
                                                                    ============        ============




                  See accompanying notes to condensed consolidated financial statements.





FORM 10-Q                                                                       March 31, 2005
Page 4

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                   2005                 2004
                                                                   ----                 ----


Net sales                                                         $60,537,075         $63,119,859
Cost of goods sold                                                 53,870,534          54,314,369
                                                                   ----------          ----------

         Gross profit                                               6,666,541           8,805,490

Selling, general and administrative expenses                        7,633,583           8,512,339
                                                                    ---------           ---------

         Operating (loss) profit                                    (967,042)             293,151

Interest expense                                                      594,005             338,524
                                                                      -------             -------

         Loss from continuing operations
            before income taxes                                   (1,561,047)            (45,373)

Income tax benefit                                                  (468,200)            (16,691)
                                                                    --------             -------

         Loss from continuing operations                          (1,092,847)            (28,682)

Discontinued operations:
    Earnings from discontinued operations,
    net of income tax provision of $85,691                           ---                  157,403
                                                                    -------               -------


         NET (LOSS) EARNINGS                                     $(1,092,847)        $    128,721
                                                                 ===========         ============

PER SHARE INFORMATION
Basic and diluted (loss) earnings per common share:

Loss from continuing operations                                       $(0.17)             $(0.01)

Earnings from discontinued operations                                    ---              $  0.03
                                                                      -------             -------


Net (loss) earnings                                                   $(0.17)             $  0.02
                                                                      ======              =======

Weighted-average common shares and common equivalent shares outstanding:

         Basic and Diluted                                          6,264,954           5,997,409
                                                                    =========           =========

            See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                       March 31, 2005
Page 5

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                   2005                 2004
                                                                   ----                 ----


Net sales                                                        $172,741,189        $192,033,977
Cost of goods sold                                                151,892,264         166,256,000
                                                                  -----------         -----------

         Gross profit                                              20,848,925          25,777,977

Selling, general and administrative expenses                       24,620,289          26,343,527
                                                                   ----------          ----------

         Operating loss                                           (3,771,364)           (565,550)

Interest expense                                                    1,432,279           1,199,006
                                                                    ---------           ---------

         Loss from continuing operations
            before income taxes                                   (5,203,643)         (1,764,556)

Income tax benefit                                                (1,561,000)           (619,061)
                                                                  ----------            --------

         Loss from continuing operations                          (3,642,643)         (1,145,495)

Discontinued operations:
(Loss) earnings from discontinued operations,
    net of income tax (benefit) provision of $(39,800) and
    $225,060 in 2005 and 2004, respectively                          (63,652)             413,408

Gain on sale of net assets of subsidiary, net of income
    tax provision of $518,500                                         830,575                ---
                                                                      -------             --------
Earnings from discontinued operations                                 766,923             413,408
                                                                      -------             -------

         NET LOSS                                                $(2,875,720)            $(732,087)
                                                                 ===========            ===========

PER SHARE INFORMATION
Basic and diluted (loss) earnings per common share:

Loss from continuing operations                                       $(0.58)             $(0.19)

Earnings from discontinued operations                                   $0.12             $  0.07
                                                                        -----             -------


Net loss                                                              $(0.46)             $(0.12)
                                                                      ======              ======

Weighted-average common shares and common equivalent shares outstanding:

         Basic and Diluted                                          6,243,575           5,905,567
                                                                    =========           =========

            See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                                         March 31, 2005
Page 6



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)





                                                                    Additional
                                               Common stock           paid-in            Retained
                                        Shares       Amount           capital            earnings
                                   --------------- -------------- ----------------  -------------------


Balance at July 1, 2004                 6,855,232      $ 685,523     $ 26,735,295         $ 21,562,396

Net loss                                                                                    (2,875,720)

Unrealized gain on marketable
  securities, net of deferred tax
  expense of  $19,254

Reclassification adjustment for
  gains on marketable securities
  recognized included
  in net loss, net of deferred tax
  expense of $42,005

Exercise of stock options                  72,500          7,250          173,250
                                   --------------- -------------- ----------------  -------------------

Balance at March 31, 2005               6,927,732      $ 692,773     $ 26,908,545         $ 18,686,676
                                   =============== ============== ================  ===================



                                 Accumulated
                                    other                             Total
                                comprehensive      Treasury       shareholders'
                                    income            stock           equity
                                --------------- ---------------- -----------------


Balance at July 1, 2004               $ 37,120     $ (2,314,566)     $ 46,705,768

Net loss                                                               (2,875,720)

Unrealized gain on marketable
  securities, net of deferred tax
  expense of  $19,254                   31,415                             31,415

Reclassification adjustment for
  gains on marketable securities
  recognized included
  in net loss, net of deferred tax
  expense of $42,005                   (68,535)                           (68,535)

Exercise of stock options                                                 180,500
                                --------------- ---------------- -----------------

Balance at March 31, 2005                  $ -     $ (2,314,566)     $ 43,973,428
                                =============== ================ =================

     See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                          March 31, 2005
Page 7

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                      2005             2004
                                                                  --------------   --------------
Cash flows from operating activities
      Net loss                                                     $ (2,875,720)      $ (732,087)
      Loss (earnings) from discontinued operations                       63,652         (413,408)
      Gain on sale of subsidiary                                       (830,575)               -
                                                                  --------------   --------------

      Loss from continuing operations                                (3,642,643)      (1,145,495)

Adjustments to reconcile net loss to net
     cash used in operating activities
          Depreciation  and amortization                                864,914          952,008
          Deferred compensation                                          37,500           37,500
          Deferred income tax benefit                                (1,234,249)        (254,000)
          Gain on sale of marketable securities                        (110,540)               -
          Gain on sale of equipment                                           -           (2,100)
          Provision for doubtful accounts                               385,650          588,250
          Changes in operating assets and liabilities
             Increase in operating assets - net                     (11,099,412)      (9,329,005)
             Increase in operating liabilities - net                  7,945,657        4,856,702
                                                                  --------------   --------------

          Net cash used in continuing operations                     (6,853,123)      (4,296,140)
          Net cash (used in) provided by discontinuing operations      (447,716)          83,286
                                                                  --------------   --------------

          Net cash used in operating activities                      (7,300,839)      (4,212,854)
                                                                  --------------   --------------

Cash flows from investing activities
        Purchase of marketable securities                                (8,470)          (7,010)
        Proceeds from sale of marketable securities                     829,422                -
        Capital expenditures                                         (1,138,513)        (260,781)
        Proceeds from sale of equipment                                      -            2,100
        Proceeds from sale of assets of a subsidiary,
        net of transaction costs                                       9,070,000                -
                                                                  --------------   --------------

        Net cash provided by (used in) continuing operations          8,752,439         (265,691)
        Net cash used in discontinuing operations                       (57,855)        (140,370)
                                                                  --------------   --------------

         Net cash provided by (used in) investing activities          8,694,584         (406,061)
                                                                  --------------   --------------

Cash flows from financing activities
        Borrowings under line of credit                             189,303,669      203,949,159
        Repayments under line of credit                            (191,222,987)    (200,520,551)
        Release of compensating balance                                    -            800,000
        Principal payments under equipment financing
          and term loans                                                (75,004)        (196,487)
        Proceeds from exercise of stock options                         180,500          936,008
                                                                  --------------   --------------

          Net cash (used in) provided by continuing operations       (1,813,822)       4,968,129
          Net cash used in discontinuing operations                    (102,893)        (325,581)
                                                                  --------------   --------------

        Net cash (used in) provided by financing activities          (1,916,715)       4,642,548
                                                                  --------------   --------------

        NET (DECREASE) INCREASE IN CASH                                (522,970)          23,633
                                                                  --------------   --------------

Cash at beginning of period                                             552,655          157,467
                                                                  --------------   --------------

Cash at end of period                                                  $ 29,685        $ 181,100
                                                                  ==============   ==============
Supplemental schedule of non-cash financing and
    investing activities:
        Note receivable, received in conjunction with the          $ 2,750,000
        sale of assets of a subsidiary

    See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                        March 31, 2005
Page 8

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations of Jaco Electronics, Inc. and its subsidiaries ("Jaco" or the "Company") at the end of and for all the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 2004 and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2) At March 31, 2005, the Company had cash of approximately $30,000 and working capital of approximately $10,604,000 as compared to cash of $553,000 and working capital of $17,459,000 at June 30, 2004. As described in Note 4, the Company's credit agreement requires its cash generated from operations to be applied directly to the repayment of indebtedness under its credit facility. The Company's working capital at June 30, 2004 included approximately $10,110,000 from discontinued operations. The Company incurred a loss of approximately $2,876,000 during the nine months ended March 31, 2005. The Company utilized approximately $7,301,000 of cash in operations during the nine months ended March 31, 2005.
         As discussed further in Note 4, the Company maintains a secured revolving line of credit, which provides the Company with bank financing based upon eligible accounts receivable and inventory, as defined. At March 31, 2005, the Company was in violation of certain financial covenants contained in the credit agreement. On May 10, 2005, the Company received a waiver of these covenants from its lenders for the quarter ended March 31, 2005.
         Management believes that cost containment, improved operating controls, paring back of unprofitable product lines, and a focused sales and marketing effort should improve results from operations and cash flows in the near term. Achievement of these goals, however, will be dependent upon the Company's ability to generate sufficient revenues, improve operating costs and trade support levels consistent with management's plans, and remain in compliance with its bank covenants. Such operating performance will be subject to financial, economic and other factors beyond the Company's control, and there can be no assurance that the Company will be able to achieve these goals. If these goals are not achieved, it would have a material adverse effect upon the Company.

3) On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for consideration of up to $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus allows the Company to focus its resources on its core electronics distribution business. Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was used to repay a portion of the outstanding borrowings under the Company's line of credit (See Note 4). The balance of the fixed portion of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted. Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate.
         Pursuant to the purchase agreement, the purchaser has also entered into a contract that designates the Company as a key supplier of electronic components to Nexus for a period of five years following the

FORM 10-Q                                                        March 31, 2005
Page 9



closing date. The gain on the sale of net assets of Nexus, net of transaction costs and applicable taxes was approximately $831,000.

     As a result of the sale of Nexus, the Company is no longer engaged in contract manufacturing. In accordance with the provisions of SFAS No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company has accounted for the results of operations of Nexus as discontinued in the accompanying consolidated statements of operations. The Company has also classified the assets sold and liabilities assumed of Nexus
(the disposal group) as part of assets and liabilities of discontinued operations in the June 30, 2004 balance sheet. A summary of the assets and liabilities included in the disposal group as of June 30, 2004 is as follows:


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
                                                          ===========



A summary of operating results of Nexus for the three and nine months ended March 31, 2005 and 2004 were as follows:


                                                 Three Months Ended                      Nine Months Ended
                                                     March 31,                               March 31,
                                         ------------------------------         ------------------------------
                                           2005               2004                2005                2004
                                        ------------     --------------      -------------      ---------------

Net sales                                   ---              $5,766,516         $5,208,184          $15,937,315

Earnings (loss) before income taxes         ---               $ 243,094         $(103,452)           $  638,469




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

FORM 10-Q                                                        March 31, 2005
Page 10


         At March 31, 2005, the outstanding balance on this revolving line of credit facility was $35.1 million, with an additional $4.1 million available. The interest rate on the outstanding borrowings at March 31, 2005 was approximately 6.6%. The credit agreement contains certain financial covenants, including, among others, provisions for maintenance of specified levels of EBITDA and Minimum Net Worth. The credit agreement also includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility. Accordingly, this debt is classified as a current liability.
         At March 31, 2005, we were not in compliance with certain bank covenants, including Minimum EDITDA and Minimum Net Worth. On May 10, 2005, the Company received a waiver of these covenants from its lenders for the quarter ended March 31, 2005. Failure to remain in compliance with our bank covenants could trigger an acceleration of our obligation to repay all outstanding borrowings under our credit facility and/or limit our ability to borrow additional amounts under the line of credit.
          On February 11, 2005, our credit facility was amended to retroactively restate the existing covenants and to add additional covenants, including, among other things, to (i) modify the Availability Formula, (ii) require us to maintain Undrawn Availability of not less than $1,500,000 at all times, (iii) define and reset existing covenants for Minimum EBITDA, Fixed Charge Coverage, Capital Expenditures and Minimum Net Worth, (iv) add a new covenant regarding minimum sales, (v) establish additional reporting requirements, (vi) modify interest provisions, and (vii) permit certain of our domestic and foreign receivables to qualify as Eligible Receivables for a period of time.
         On November 23, 2004, our credit facility was amended to exclude, effective as of October 1, 2004, any extraordinary gains, including any gains derived from the sale of assets of Nexus, from the calculation of EBITDA and Fixed Charge Coverage Ratio covenants.
          On September 20, 2004, our credit facility was amended to provide the lenders' consent to our sale of our contract manufacturing subsidiary, Nexus, and to (i) change our EBITDA, Fixed Charge Coverage Ratio and Minimum Net Worth covenants, (ii) eliminate the remaining portion of the additional $732,000 of the additional available amount under the facility to zero, (iii) require the cash proceeds from the sale of Nexus to be used to repay indebtedness outstanding under the facility, and (iv) and add a requirement that we maintain an aggregate undrawn availability of $1.5 million until certain financial requirements are achieved, which would reduce the undrawn availability requirement to $500,000.

5) On September 18, 2001, the Company's Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock from November 5, 2002 through February 21, 2003 for aggregate consideration of $110,051. However, no such repurchases of common stock were made during the three and nine months ended March 31, 2005.

FORM 10-Q                                                        March 31, 2005
Page 11



6) Total comprehensive (loss) income and its components for the three and nine months ended March 31, 2005 and 2004 are as follows:

                                                       Three Months Ended                      Nine Months Ended
                                                           March 31,                               March 31,
                                                 ---------------------------------      ----------------------------------

                                                    2005               2004                2005                2004
                                                --------------     --------------      -------------      ---------------

Net (loss) earnings                              $(1,092,847)           $128,721       $(2,875,720)           $(732,087)

Unrealized (loss) gain on marketable
securities, net of deferred tax benefit
(expense) of $1,746, $(5,000), $(19,254), and
$(39,000), respectively                               (2,780)              6,954             31,415               62,837

Reclassification adjustment for gains on
marketable securities recognized included in
net loss, net of deferred tax expense of
$42,005                                              (68,535)             ---               (68,535)             ---
                                                --------------     --------------      -------------      ---------------


Comprehensive (loss) income                      $(1,164,162)           $135,675       $(2,912,840)           $(669,250)
                                                ==============     ==============      =============      ===============



         Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities, net of the related tax effect. During the quarter ended March 31, 2005, the Company sold all of its marketable securities for an aggregate amount of $829,422. The Company recognized a gain of $68,535, net of deferred tax expense of $42,005, in connection with this sale.

7) The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"), and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB No. 25, compensation expense is only recognized when the market value of the underlying stock at the date of grant exceeds the amount an employee must pay to acquire the stock. Accordingly, no compensation expense has been recognized in the Company's condensed consolidated financial statements in connection with employee stock option grants.
         During the three and nine months ended March 31, 2005, there were no stock options granted to employees or directors of the Company.
         The following table illustrates the effect on net loss and loss per share for the three and nine months ended March 31, 2005 and 2004 had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

FORM 10-Q                                                         March 31, 2005
Page 12




                                                       Three Months Ended                     Nine Months Ended
                                                           March 31,                              March 31,
                                                ---------------------------------     ---------------------------------

                                                    2005               2004                2005               2004
                                                --------------     --------------      --------------    ---------------

Net (loss) earnings, as reported                 $(1,092,847)           $128,721        $(2,875,720)         $(732,087)

Deduct: Total stock-based employee
   compensation expense determined under the
   fair value based method for all awards, net
   of  related tax effects                            (6,410)           (60,823)           (141,252)         (151,357)
                                                --------------     --------------      --------------     -------------

Pro forma net (loss) earnings                    $(1,099,257)            $67,898        $(3,016,972)         $(883,444)
                                                ==============     ==============      ==============     ==============

Net (loss) earnings per common share:

           Basic - as reported                        $(0.17)              $0.02             $(0.46)           $(0.12)
                                                ==============     ==============      ==============     =============

           Basic - pro forma                          $(0.18)              $0.01             $(0.48)           $(0.15)
                                                ==============     ==============      ==============     =============

           Diluted - as reported                      $(0.17)              $0.02             $(0.46)           $(0.12)
                                                ==============     ==============      ==============     =============

           Diluted - pro forma                        $(0.18)              $0.01             $(0.48)           $(0.15)
                                                ==============     ==============      ==============     =============


8) The weighted average common shares outstanding, net of treasury shares, used in the Company's basic and diluted loss per share computations on its condensed consolidated statements of operations were 6,264,954 and 6,243,575 for the three and nine months ended March 31, 2005, respectively, compared to 5,997,409 and 5,905,567 for the three and nine months ended March 31, 2004, respectively. Excluded from the calculation of loss per share are outstanding options to purchase 569,500 and 760,550 shares of the Company's common stock, representing all outstanding options for the three and nine months ended March 31, 2005 and 2004, respectively, as their inclusion would have been antidilutive. Common stock equivalents for stock options are calculated using the treasury stock method.

9) The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's business, results of operations or financial position.

10) Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

11) During the three and nine months ended March 31, 2005, the Company recorded sales of $3,134 and $1,060,761, respectively, compared to $1,559,853 and $4,238,886 for the three and nine months ended March 31, 2004, respectively, from a customer, Frequency Electronics, Inc. ("Frequency"). The Company's Chairman of the Board of Directors and President serves on the Board of Directors of Frequency. Amounts included in accounts receivable from Frequency at March 31, 2005 and June 30, 2004 aggregate $0 and $188,720, respectively.

FORM 10-Q                                                         March 31, 2005
Page 13


12) At March 31, 2005, the Company had approximately $8,285,000 of unearned revenue recorded as a current liability in the accompanying condensed consolidated financial statements. The Company purchased inventory to fulfill an existing sales order with a certain customer under an arrangement whereby the Company has collected the amount due related to this order, however, at the customer's request, shipment has not been made and the inventory remains in the Company's warehouse for future delivery, and is included on the Company's balance sheet as of March 31, 2005. The Company will recognize revenue as the product is shipped to the customer and title is transferred.

13) In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43" ("SFAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

14) In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" (SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the first quarter of fiscal 2006. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R will have on its consolidated financial statements.

FORM 10-Q                                                         March 31, 2005
Page 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this report and in other written or oral statements made by us from time to time, forward-looking statements include, without limitation, statements regarding our financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "estimates", "intends", "plans" or similar language. Although we believe that the expectations in these forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which are subject to change and/or beyond our control, that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by us of results that actually will be achieved. For a discussion of certain potential factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements, see "Forward-Looking Statements" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as amended, and our other periodic reports and documents filed with the Securities and Exchange Commission.

GENERAL

         Jaco is a distributor of electronic components and provider of related value-added services. Products distributed by us include semiconductors, capacitors, resistors, electromechanical devices, flat panel displays, and power supplies used in the assembly and manufacturing of electronic equipment. Value-added services currently provided by us consist of automated inventory management services and kitting (e.g., supplying sets of specified quantities of products to a customer that are prepackaged in kits for ease of feeding the customer's production lines). We are also expanding our flat panel display value-added capabilities, including the recently completed construction of our new in-house integration center. This new in-house integration center will allow us to provide optimized and efficient design solutions, optical enhancements, and touchscreen integrations, as well as the manufacture of flat panel display subassemblies and complete displays for commercial, industrial, and military applications.
         Our customers are primarily small and medium sized manufacturers. The trend for these customers has been to shift certain manufacturing functions to third parties (i.e., outsourcing). We intend to seek to capitalize on this trend by increasing sales of outsourced electronic products enhanced by our customized value-added services.
Critical Accounting Policies and Estimates

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

FORM 10-Q                                                         March 31, 2005
Page 15



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


New Accounting  Standards

         In November 2004, the Financial Accounting Standards Board, or the FASB, issued FASB Statement No. 151, "Inventory Costs--an amendment of ARB No. 43" ("SFAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
         In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" (SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model, which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the first quarter of fiscal 2006. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R will have on its consolidated financial statements.

FORM 10-Q                                                         March 31, 2005
Page 16


Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:


                                                 Three Months Ended                    Nine Months Ended
                                                      March 31,                            March 31,
                                           ------------------------------         ---------------------------

                                              2005               2004                2005             2004
                                           ----------         ----------          ----------       ----------

Net Sales                                        100.0%             100.0%              100.0%          100.0%
Cost of goods sold                                89.0               86.0                87.9            86.6
                                             ----------         ----------          ----------       ----------
Gross Profit                                      11.0               14.0                12.1             13.4
Selling, general and
  administrative expenses                         12.6               13.5                14.3             13.7
                                             ----------         ----------          ----------       ----------

Operating (loss) profit                          (1.6)                0.5               (2.2)            (0.3)
Interest expense                                  1.0                 0.5                0.8              0.6
                                             ----------         ----------          ----------       ----------
Loss from continuing operations
   before income taxes                           (2.6)                0.0               (3.0)            (0.9)
Income tax benefit                               (0.8)                0.0               (0.9)            (0.3)
                                             ----------         ----------          ----------       ----------
Loss from continuing operations                  (1.8)                0.0               (2.1)            (0.6)

Earnings (loss) from discontinued
   Operations, net of taxes
                                                                      0.2               (0.1)             0.2
Gain on sale of subsidiary, net of taxes                                                 0.5
                                             ----------         ----------          ----------       ----------
NET (LOSS) EARNINGS                               (1.8)%              0.2%              (1.7)%           (0.4)%
                                            ============       ============        ============     ============


COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

Results from Continuing Operations:

                 Net sales for the three and nine months ended March 31, 2005 were $60.5 million and $172.7 million, respectively, compared to $63.1 million and $192.0 million for the three and nine months ended March 31, 2004, representing decreases of 4.1% and 10.0%, respectively. Compared to net sales of $52 million for the three months ended December 31, 2004, our net sales for the three months ended March 31, 2005 increased 16.5% sequentially. As previously reported, earlier this fiscal year, demand for our products had decreased compared to last year. Currently, demand for our products has improved, however, the average selling price of many of the components that we sell are down over 20% compared to last year. Due to the ongoing shift of manufacturing to the Far East, we continue to adapt our marketing strategy to support the business that we see remaining in the United States.

FORM 10-Q                                                        March 31, 2005
Page 17


Accordingly, during the quarter ended March 31, 2005, we made changes to better serve the available market, including, among other initiatives, expanding our quote group to enable us to be more responsive to the mid-level contract manufacturers that continue to be based in the United States, changing our marketing efforts to focus on those core lines, including our flat panel displays ("FPD") product, where we believe we can increase sales. During the quarter ended March 31, 2005, we opened in our Hauppauge, New York facility, an in-house integration center that enables us to expand our value-added capabilities to our customers. We believe it is important for distributors of electronic components to focus on value-added solutions that are required by our customers. Our FPD product represented approximately 13.7% and 18.4% of our net sales for the three and nine months ended March 31, 2005, respectively, compared to 19.5% and 20.2% for the comparable periods last year. Our electromechanical product, such as power supplies and printer heads, are also a key focus for us. This product represented approximately 8.7% of our net sales for both the three and nine months ended March 31, 2005, compared to 6.7% and 6.9% for the comparable periods last year. Passive components, such as capacitors and resistors, which are standard commodity items, have become very competitive due to low manufacturing costs in the Far East. Passives represented approximately 16.7% and 17.5% of our net sales for the three and nine months ended March 31, 2005, respectively, compared to 19.9% and 18.6% for the comparable periods last year. Semiconductors represented 60.9% and 55.4% of our net sales for the three and nine months ended March 31, 2005, respectively, compared to 53.9% and 54.3% for the comparable periods last year. Although we are presently focusing our business on supporting customers in the United States, we currently have a sales office in Beijing, China and are utilizing a third-party warehouse in the Far East to support certain contract manufacturing customers that we have been able to maintain as this business transitions from the United States to the Far East. Our business with the major contract manufacturers in the Far East has increased. For the nine months ended March 31, 2005, our export sales, including those to Europe, represented 31.0% of our net sales compared to 23.7% for the comparable period last year.
         Gross profit was $6.7 million, or 11.0% of net sales, and $20.8 million, or 12.1% of net sales, for the three and nine months ended March 31, 2005, respectively, compared to $8.8 million, or 14.0% of net sales, and $25.8 million, or 13.4% of net sales, for the comparable periods last year. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand for product. During the quarter ended March 31, 2005, we have been able to support our business with certain large contract manufacturers in the Far East with inventory management and warehousing capability, which constitutes lower-end value added services. As a result, this business tends to be at much lower margins than the rest of our business. If this mix of our sales continues, we do not anticipate any material change in our margin for the foreseeable future.
         Selling, general and administrative ("SG&A") expenses were $7.6 million and $24.6 million for the three and nine months ended March 31, 2005, respectively, representing reductions of 10.3% and 6.5%, respectively, when compared to $8.5 million and $26.3 million for the comparable periods last year. SG&A as a percentage of net sales was 12.6% and 14.3% for the three and nine months ended March 31, 2005, respectively, as compared to 13.5% and 13.7% for the comparable periods last year. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business. We continue to reduce our costs by aligning our SG&A with our refocused marketing strategy. This is allowing us to reduce SG&A while maintaining the infrastructure to support our customers. Sequentially, we reduced SG&A by $0.7 million, or 8%, in the three months ended March 31, 2005 compared to the three months ended December 31, 2004. This reflects our commitment to reducing costs. We have been able to reduce personnel, eliminate non-essential fixed costs by, among other measures, achieving rent reductions, and, due to the decrease in gross profit dollars, our sales commissions have decreased.
         Interest expense was $0.6 million and $1.4 million for the three and nine months ended March 31, 2005, respectively, compared to $0.3 million and $1.2 million for the comparable periods last year. Due to an increase in inventory, primarily to support an individual customer order, our borrowings increased during the quarter ended March 31, 2005 compared to the same period last year. This increase in borrowing combined with higher lending rates resulted in the increase in interest expense. Because we support our operations through bank borrowings, any significant increase in our borrowing rates could significantly increase our interest expense, which would have a negative impact on our results of operations.

FORM 10-Q                                                         March 31, 2005
Page 18


         Net loss from continuing operations for the three and nine months ended March 31, 2005 was $1.1 million, or $0.17 per diluted share, and $3.6 million, or $0.58 per diluted share, respectively, compared to $28,000, or $0.01 per diluted share, and $1.1 million, or $0.19 per diluted share, for the comparable periods last year. The increase in our net loss from continuing operations compared to last year is primarily attributable to the reduction in our net sales and decrease in gross profit margin. This was partially offset by our decrease in SG&A expenses. Our net loss from continuing operations of $1.1 million for the three months ended March 31, 2005 represents a $0.4 million, or 29%, sequential improvement compared to our $1.5 million net loss from continuing operations for the three months ended December 31, 2004.

Discontinued Operations:

         On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for consideration of up to $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus allows the Company to focus its resources on its core electronics distribution business. Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was used to repay a portion of the outstanding borrowings under the Company's line of credit (See Note 4). The balance of the fixed portion of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted. Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate.
         Net earnings from these discontinued operations for the nine months ended March 31, 2005 was $0.8 million, or $0.12 per diluted share, compared to $0.2 million, or $0.03 per diluted share, and $0.4 million, or $0.07 per diluted share, for the three and nine months ended March 31, 2004, respectively. The increase in our net earnings from discontinued operations compared to last year was primarily attributable to the gain on the sale of Nexus.


Combined Net Loss:

         The combined net loss from both the continuing and discontinued operations for the three and nine months ended March 31, 2005 was $1.1 million, or $0.17 per diluted share, and $2.9 million, or $0.46 per diluted share, respectively, as compared to combined net earnings of $0.1 million, or $0.02 per diluted share, for the three months ended March 31, 2004, and a combined net loss of $0.7 million, or $0.12 per diluted share, for the nine months ended March 31, 2004. The increase in our combined net loss compared to last year is primarily attributable to the reduction in our net sales and gross profit margins as described above.


LIQUIDITY AND CAPITAL RESOURCES

         To provide additional liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association providing for a $50,000,000 revolving secured line of credit. This credit facility has a maturity date of December 31, 2006. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At March 31, 2005, the outstanding balance on this revolving line of credit facility was $35.1 million, with an additional $4.1 million available. The interest rate on the outstanding borrowings at March 31, 2005 was

FORM 10-Q                                                        March 31, 2005
Page 19



approximately 6.6%. The credit agreement contains certain financial covenants, including, among others, provisions for maintenance of specified levels of EBITDA and Minimum Net Worth. The credit agreement also includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the revolving credit facility. Accordingly, this debt is classified as a current liability.
         At March 31, 2005, the Company had cash of approximately $30,000 and working capital of approximately $10,604,000 as compared to cash of $553,000 and working capital of $17,459,000 at June 30, 2004. As described in Note 4, the Company's credit agreement requires its cash generated from operations to be applied directly to the repayment of indebtedness under its credit facility. The Company's working capital at June 30, 2004 included approximately $10,110,000 from discontinued operations. The Company incurred a loss of approximately $2,876,000 during the nine months ended March 31, 2005. The Company utilized approximately $7,301,000 of cash in operations during the nine months ended March 31, 2005.
         At March 31, 2005, we were not in compliance with certain bank covenants, including Minimum EDITDA and Minimum Net Worth. On May 10, 2005, the Company received a waiver of these covenants from its lenders for the quarter ended March 31, 2005. Failure to remain in compliance with our bank covenants could trigger an acceleration of our obligation to repay all outstanding borrowings under our credit facility and/or limit our ability to borrow additional amounts under the line of credit.
         On February 11, 2005, our credit facility was amended to retroactively restate the existing covenants and to add additional covenants, including, among other things, to (i) modify the Availability Formula, (ii) require us to maintain Undrawn Availability of not less than $1,500,000 at all times, (iii) define and reset existing covenants for Minimum EBITDA, Fixed Charge Coverage, Capital Expenditures and Minimum Net Worth, (iv) add a new covenant regarding minimum sales, (v) establish additional reporting requirements, (vi) modify interest provisions, and (vii) permit certain of our domestic and foreign receivables to qualify as Eligible Receivables for a period of time.
         On November 23, 2004, our credit facility was amended to exclude, effective as of October 1, 2004, any extraordinary gains, including any gains derived from the sale of assets of Nexus, from the calculation of EBITDA and Fixed Charge Ratio covenants.
         On September 20, 2004, our credit facility was amended to provide the lenders' consent to our sale of our contract manufacturing subsidiary, Nexus, and to (1) change our EBITDA, Fixed Charge Ratio and Minimum Net Worth covenants, (2) eliminate the remaining portion of the additional $732,000 of the additional available amount under the facility to zero, (3) require the cash proceeds from the sale of Nexus to be used to repay indebtedness outstanding under the facility, and (4) and add a requirement that we maintain an aggregate undrawn availability of $1.5 million until certain financial requirements are achieved, which would reduce the undrawn availability requirement to $500,000.
         For the nine months ended March 31, 2005, our net cash used in operating activities was approximately $7.3 million, as compared to $4.2 million for the nine months ended March 31, 2004. The increase in net cash used is primarily attributable to an increase in our loss from continuing operations and a larger increase in our inventory for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004. This increase in net cash used was partially offset by an $8.3 million cash payment from a certain customer during the quarter ended March 31, 2005 as part of an arrangement where the related inventory has not yet been shipped. Net cash provided by investing activities was approximately $8.7 million for the nine months ended March 31, 2005 as compared to net cash used in investing activities of $0.4 million for the nine months ended March 31, 2004. The increase in net cash provided by is primarily attributable to $9.1 million in proceeds we received from our sale of substantially all of the assets of Nexus in September 2004. Net cash used in financing activities was approximately $1.9 million for the nine months ended March 31, 2005 as compared to net cash provided by financing activities of $4.6 million for the nine months ended March 31, 2004. The increase in net cash used is primarily attributable to the decrease in net borrowings under our credit facility of approximately $5.3 million.
         For the nine months ended March 31, 2005 and 2004, our inventory turnover was 5.0 times and 6.0 times, respectively. The average days outstanding of our accounts receivable at March 31, 2005 was 58 days, as compared to 50 days at March 31, 2004. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.

FORM 10-Q                                                         March 31, 2005
Page 20



         In March 2005, we completed certain leasehold improvements to construct an FPD facility that now allows us to vertically integrate our entire FPD operation. The completed facility offers customers a one-stop source for their FPD supply and integration needs. The cost of this project was approximately $570,000.
           Based upon our present plans, including no anticipated material capital expenditures, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue while continuing to control costs. Our cash expenditures may vary significantly from current levels based on a number of factors, including, but not limited to, future acquisitions and capital expenditures, if any. Historically, we have, when necessary, been able to obtain amendments to our credit facilities to satisfy instances of non-compliance with financial covenants. While we cannot assure that any such future amendments, if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.


Contractual Obligations

         This table summarizes our known contractual obligations and commercial commitments at March 31, 2005.

                                 Total          < 1 Year      1 to 3 Years    3 to 5 Years      > 5 Years
                             --------------- --------------- --------------- ---------------- --------------
         Bank Debt               35,080,375      35,080,375
         Capital Lease              152,538          73,218          79,320
         Operating Lease          8,699,722       1,603,534        2,196,955       1,634,658      3,264,575
                             --------------- --------------- --------------- ---------------- --------------

         Total                   43,932,635      36,757,127        2,276,275       1,634,658      3,264,575
                             =============== =============== =============== ================ ==============

Inflation

         Inflation has not had a significant impact on our operations during the last three fiscal years.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%. At April 30, 2005, $32.9 million was outstanding under the credit facility. Changes in the prime interest rate or the federal funds rate during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the prime interest rate or the federal funds rate will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on the amount of outstanding borrowings at April 30, 2005. The impact of interest rate fluctuations on our other floating rate debt is not material.

FORM 10-Q                                                         March 31, 2005
Page 21



Item 4. Controls and Procedures.

         An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of March 31, 2005. Based upon that evaluation, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-Q                                                         March 31, 2005
Page 22


PART II - OTHER INFORMATION



Item 6.   Exhibits

a)    Exhibit 10.23.4 - Amendment to Third Restated and
      Amended Loan and Security Agreement dated May 10,
      2005, by and among GMAC Commercial Finance LLC, as
      Lender and as Agent, PNC Bank, National
      Association, as Lender and Co-Agent, Jaco
      Electronics, Inc., Nexus Custom Electronics, Inc.
      and Interface Electronics Corp.

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

May 16, 2005
                                     JACO ELECTRONICS, INC.
                                          (Registrant)



                             BY: /s/ Jeffrey D. Gash
                                -----------------------------------------
                              Jeffrey D. Gash, Executive Vice President,
                              Finance and Secretary
                              (Principal Financial Officer)