Form 10-K
period 2005-06-30
JACO ELECTRONICS INC
filed 2005-09-28
CIK 52971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2005

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

                                 Yes:       No: X


         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes:        No: X



         The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2004 was $ 19,198,400 (based on the last reported sale price on the Nasdaq National Market on that date).


         The number of shares of the registrant's common stock outstanding as of September 20, 2005 was 6,267,832 shares (excluding 659,900 treasury shares).


                      DOCUMENTS INCORPORATED BY REFERENCE.


         Portions of the registrant's definitive proxy statement to be filed on or before October 28, 2005 under Regulation 14A in connection with the registrant's 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements

         This Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this report and in other documents we file or furnish under the Exchange Act, forward-looking statements include, without limitation, statements regarding our financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "estimates" "believes", "intends" or similar language. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements.

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

o The market for our products and services is very competitive and subject to rapid technological advances. We compete with many other distributors of electronic components, many of which are larger and have significantly greater assets, name recognition and financial, personnel and other resources than we have. Failure to maintain and enhance our competitive position could adversely affect our business.

o A significant portion of our working capital consists of accounts receivable from customers. If customers responsible for a large amount of our accounts receivable were to become insolvent or otherwise unable or unwilling to make payments to us in a timely manner, our business, results of operations and financial condition could be adversely affected.

o Our relationship with our lenders are critical to our working capital requirements and failure to maintain such relationship could have a material adverse effect upon the Company.

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

         Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, if any, filed or furnished with the Securities and Exchange Commission, or the SEC, under the Exchange Act are available free of charge on our website at www.jacoelectronics.com/investor-fin-news.asp as soon as reasonably practicable after we file or furnish them with the SEC. Information contained on our website is not incorporated by reference in this report. As used in this report, the terms, "we", "us", "our", the "Company", "Jaco" and similar terms refer to Jaco Electronics, Inc. and our consolidated subsidiaries.

Our Company

         We are a leading distributor of active and passive electronic components used in the manufacture and assembly of electronic products to a wide variety of industrial Original Equipment Manufacturers ("OEMs") and contract manufacturers (see "Discontinued Operations", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal Year Ended June 30, 2005 with Fiscal Year Ended June 30, 2004 - Discontinued Operations," and Note B - "Discontinued Operations" to our Consolidated Financial Statements included elsewhere in this report for a description of our sale in September 2004 of our contract manufacturing subsidiary, Nexus Custom Electronics, Inc.). We also are a provider of flat panel display ("FPD") and supporting technology products and services. We distribute products such as semiconductors, capacitors, resistors, electromechanical devices, and power supplies, which are used in the manufacture and assembly of electronic products, including:


o telecommunications equipment           o computers and office equipment
o medical devices and instrumentation    o industrial equipment and controls
o military/aerospace systems             o automotive and consumer electronics

         We have two distribution centers and 16 strategically located sales offices throughout the United States and one sales office in Bejing, China opened in August 2004. We distribute more than 45,000 products from over 100 vendors, including such market leaders as Kemet Electronics Corporation, NEC, Samsung Semiconductor, Inc., Vishay Americas, Inc., Sharp Electronics Corp, Seiko Instruments USA, Inc., Vitesse Semiconductor Corporation, Epson Electronics America, Inc., Lambda Americas Inc. and Cosel USA, Inc. to a base of over 5,500 customers through a direct sales force. To enhance our ability to distribute electronic components, we provide a variety of value-added services including automated inventory management services; integration, turnkey design and development, project management, and extended and post-sale support services for various custom components with flat panel displays; assembly of stock items for customers into pre-packaged kits; and programming and testing of power supplies and crystal oscillators. Our core customer base consists primarily of small and medium-sized manufacturers that produce electronic equipment used in a wide variety of industries.

Our Industry

         The electronic components distribution industry represents an important sales channel for component manufacturers. Electronic components distributors relieve component manufacturers of a portion of the costs and personnel needed to warehouse and sell their products. Distributors market manufacturers' products to a broader range of customers than such manufacturers could economically serve with their direct sales forces. Today, distributors have become an integral part of their customers' purchasing and inventory process. Distributors offer their customers the ability to outsource their purchasing and warehousing responsibilities. Electronic Data Interchange (EDI) permits distributors to receive timely scheduling of component requirements from customers enabling them to better provide these value-added services. Distributors also provide technical engineers to work directly with their customers. Our technical engineers provide technical support to our customers' engineering staff while serving as primary technical point of contact for our sales force primarily for our flat panel display products, micro controllers and power supplies. Our technical engineers are trained by our key suppliers on their specific product offerings and serve as an extension of their marketing efforts. Our technical engineers are also responsible for our training designed to increase the technical competence of our sales force in order to enhance the effectiveness of our sales and marketing effort as a value-added service to our customers.

Products

         We currently distribute over 45,000 stock items. Our products fall into four broad categories: Semiconductors (Semi), Flat Panel Displays (FPDs), Passive Components (capacitors and resistors) and Electromechanical Devices
(EMCH). Our net distribution sales in each of these four product categories as a percentage of our total net distribution sales appears below:

                             2005        2004
                ------------ --------- ---------

                   Semi        58%       53%
                   FPDs        17%       21%
                  Passive      17%       19%
                   EMCH         8%        7%
                ------------ --------- ---------


         Semiconductors consist of such items as integrated circuits, microprocessors, transistors, diodes, dynamic random access memory (RAM), static RAMs, and video RAMs. FPDs incorporate such items as flat panels, touch screens and controllers. Passive components consist primarily of capacitors and resistors. EMCH consists of such products as power supplies, relays and printerheads.

Value-Added Services

         We also provide a number of value-added services which are intended to attract new customers, to maintain and increase sales to existing customers and, in the case of flat panel system integration to generate revenues from new customers. Value-added services include:

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

o FPD Integration. Our display sales specialists and technical engineers work directly with our customers to design, develop, configure, test and deliver highly customized solutions to meet specific FPD requirements for both business and consumer applications. We are able to internalize key elements of the FPD integration process that were previously sub-contracted to outside vendors and offer customers a one-stop source for their FPD and integration needs through our new state of the art FPD integration facility. See "page 8 Operations - Manufacturing."

Sales and Marketing

     We believe we have developed valuable long-term customer relationships and an understanding of our customers' requirements. Our sales personnel are trained to identify our customers' requirements and to actively market our entire product line to satisfy those needs. We serve a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense, aerospace, medical equipment and other industries. We have established inventory management programs to address the specific distribution requirements of the global contract manufacturing sector. Two of our customers represented 21% and 13%, 14% and 11%, and 17% and 11% of our total net sales for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. None of our other customers individually represented more than 4% of our total net sales for fiscal years 2005 and 2004 or more than 9% for fiscal year 2003.

         As an authorized distributor for many component manufacturers, we are able to offer technical support as well as a variety of supply chain management programs. Technical engineering, support and supply chain management services enhance our ability to attract new customers. Many of today's services revolve around the use of software automation, computer-to-computer transactions through EDI, internet-based solutions, technically competent product managers and a team of display sales specialists and technical engineers. We provide design support and technical assistance to our customers with detailed data solutions employing the latest technologies.

         Sales are made throughout North America from the sales departments maintained at our two distribution facilities located on the East and West Coasts of the United States in New York and California and from 16 strategically located sales offices. Sales are made primarily through personal visits by our employees and by a staff of trained telephone sales personnel who answer inquiries and receive and process orders from customers. In addition, we utilize the services of independent sales representatives whose territories include parts of North America and several foreign countries. In August 2004, we opened a sales office in Beijing, China to support our business in the Far East. We also utilize a third party warehouse to support key customers in the Far East. Independent sales representatives generally operate under agreements which are terminable by either party upon 30 days notice and prohibit them from representing competing product lines. In most cases, independent sales representatives are authorized to solicit sales of all of our product lines.

         For our FPD product, we provide high quality component and value-added display solutions. As panel technology is added to a rapidly expanding list of electronic devices, it has become necessary to support specific applications with a customized solution. We provide in-house design, sub-assembly, and complete "box-build" capability, high level integration, project management, and test and after-market capabilities. We define our addressable market as qualified OEMs and systems integrators with critical time-to-market and product optimization needs that may have specialized design and engineering service requirements followed by a scalable FPD program.

Suppliers

     Manufacturers of electronic components are increasingly relying on the marketing, customer service and other resources of distributors who market and sell their product lines to customers not normally served by the manufacturer, and to supplement the manufacturer's direct sales efforts for other accounts often by providing value-added services not offered by the manufacturer. Manufacturers seek distributors who have strong relationships with desirable customers, have the infrastructure to handle large volumes of products and can assist customers in the design and use of the manufacturers' products. Currently, we have non-exclusive distribution agreements with many manufacturers, including Dallas Semiconductor Corporation, Sharp Electronics Corp, NEC, Kemet Electronics Corporation, Samsung Semiconductor, Inc., 3 M Touch Systems, Inc., Vishay Intertechnology, Inc., Vitesse Semiconductor Corporation, Seiko Instruments USA, Inc., Lambda, Cosel and Epson Electronics America, Inc. We continuously seek to identify potential new suppliers such as NEC. During the fiscal year ended June 30, 2005, products purchased from our two largest suppliers accounted for 29% and 12%, respectively, of our total net sales. As is common in the electronics distribution industry, from time to time we have experienced terminations of relationships with suppliers. We cannot assure you that, in the event a supplier cancelled its distributor agreement with us, we would be able to replace the sales associated with such supplier with sales of other products.

         We generally purchase products from manufacturers pursuant to non-exclusive distributor agreements. As an authorized distributor, we are able to offer our suppliers marketing support and technical assistance regarding product knowledge. Products requiring specialized technical assistance typically have higher average selling prices and higher gross profit margins than commodity components and there is limited competition for the sale of these products.

         Most of our distributor agreements are cancelable by either party, typically upon 30 to 90 days notice, although these agreements are usually entered into with the intention of a long-term relationship.

Many of our current agreements have continued for more than fifteen years. These agreements typically provide for price protection, stock rotation privileges and the right to return inventory. Price protection is typically in the form of a credit to us for any inventory in our possession for which the manufacturer reduces its prices. Stock rotation privileges typically allow us to exchange inventory in an amount up to 5% of a prior period's purchases for some of our vendors allow us to scrap 3% of traditionally non-returnable inventory. Upon termination of a distributor agreement, the right of return typically requires the manufacturer to repurchase our inventory at our adjusted purchase price. We believe that these types of protective provisions contained in our distributorship agreements generally have served to reduce our exposure to loss from unsold inventory. Because price protection, stock rotation privileges and the right to return inventory are limited in scope, however, and often subject to our compliance with certain customary conditions, we cannot assure you that we will not experience significant losses from unsold inventory in the future.

Operations

         Component Distribution. Inventory management is critical to a distributor's business. We constantly focus on a high number of resales or "turns" of existing inventory to reduce our exposure to product obsolescence and changing customer demand.

         Our central computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information of our distribution business. Our distribution software system includes financial systems, EDI, customer order entry, purchase order entry to manufacturers, warehousing and inventory control. Each of our sales departments and offices is electronically linked to our central computer systems, which provide fully integrated on-line, real-time data with respect to our inventory levels. Most of our inventory management system was developed internally and is considered proprietary. We track inventory turns by vendor and by product, and our inventory management system provides immediate information to assist in making purchasing decisions and decisions as to which inventory to exchange with suppliers under stock rotation programs. Our inventory management system also uses bar-code technology. In some cases, customers use computers that interface directly with our computers to identify available inventory and to rapidly process orders. Our computer system also tracks inventory turns by customer. We also monitor supplier stock rotation programs, inventory price protection, rejected material and other factors related to inventory quality and quantity. This system enables us to more effectively manage our inventory and to respond quickly to customer requirements for timely and reliable delivery of components. Our inventory turnover was approximately five times for the fiscal year ended June 30, 2005.

     Manufacturing. Our manufacturing capabilities support customization requirements for almost any commercial or industrial application, including prototype, sub-assembly, full system assembly, LCD optical enhancement, touch-screen integration and system integration. The Company has sold
`ruggedized' applications that address military, aerospace and special industrial requirements (including hazardous environments). We maintain world-class quality standards and are ISO 9001 certified for all company functions, including design and after sales service. As of February 2005, we completed the construction of a state-of-the-art integration facility in Hauppauge, New York to meet the needs of our expanding FPD customer base. The 20,000 square foot plant houses design and engineering, manufacturing, integration, after-market support and operations. The integration center is equipped with a large, modern batch assembly area as well as work cells designed for continuous, quality manufacturing. Products with clean room requirements are manufactured on premises. The facility is configured to accommodate customized projects that range from low-volume design and prototype to higher volume assembly as large as 50,000 units.

Discontinued Operations

         On September 20, 2004, we completed the sale of substantially all of the assets of our non-core contract manufacturing subsidiary, Nexus Custom Electronics Inc. ("Nexus") to Sagamore Holdings, Inc. for total consideration of up to $13,000,000 and the assumption of certain liabilities. Under the terms of the purchase agreement relating to this transaction, we received $9.25 million of the purchase consideration in cash at closing. The balance of the fixed portion of the purchase consideration was satisfied through the delivery of a $2.75 million subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 each, commencing in September 2006 and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted. Additionally, we are entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales in excess of $20 million of Nexus after the closing date, up to $1,000,000 in the aggregate.

         Pursuant to the purchase agreement, Sagamore Holdings has also entered into a contract that designates us as a key supplier of electronic components to Nexus for a period of five years.

         As a result of the sale, we have classified the operations of Nexus as "discontinued" for all periods presented herein.

         See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal Year Ended June 30, 2005 with Fiscal Year Ended June 30, 2004 - Discontinued Operations," and Note B
- "Discontinued Operations" to our Consolidated Financial Statements included under Item 15 of this report for additional information regarding this transaction.

Competition

         The electronic components distribution industry is highly competitive, primarily with respect to price, product availability and quality of service. We believe that the breadth of our customer base, services and product lines, our level of technical expertise and the quality of our services generally are also particularly important to our competitive position. We compete with large national distributors such as Arrow Electronics, Inc. and Avnet, Inc., as well as midsize distributors, such as All American Semiconductor, Inc. and Nu Horizons Electronic Corporation, many of whom distribute the same or competitive products. We also compete for customers with some of our own suppliers. Many of our competitors have significantly greater assets, name recognition and financial, personnel and other resources than we do.

     Our ability to purchase competitively priced electronic components from our suppliers, who have foreign parents, could be adversely affected by increases in tariffs, duties, changes in the U.S trade agreements with Japan, Taiwan or other foreign countries, transportation strikes or the adoption of federal laws imposing import restriction. In addition, the cost of our components could be subject to governmental controls and international currency fluctuations. The decline in the value of the U.S. dollar relative to the currencies of Japan and other countries would cause increases in the dollar prices we pay for these components. Although we have not experienced any material adverse effect to date on our ability to compete or otherwise as a result of any of the foregoing factors, we cannot assure you that such factors will not have a material adverse effect on us in the future.

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

Employees

         At June 30, 2005, we had a total of 202 employees, of which five were engaged in administration, 40 were managerial and supervisory employees, 119 were in sales and 38 performed warehouse, manufacturing and clerical functions. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Item 2.     Properties.

         All of our facilities are leased. We currently lease 18 facilities strategically located throughout the United States, two of which are multipurpose facilities used principally as administrative, sales and purchasing offices, as well as warehouses. Since August, 2004, we also lease a sales office in Beijing, China to support our business in the Far East. Our satellite sales offices range in size from approximately 200 square feet to approximately 10,000 square feet. Base rents for such properties range from approximately $850 per month to approximately $8,000 per month. Depending on the terms of each particular lease, in addition to base rent, we may also be responsible for portions of real estate taxes, utilities and operating costs, or increases in such costs over certain base levels. The lease terms range from month-to-month to as long as ten years. All facilities are linked by computer terminals to our Hauppauge, New York headquarters. The following table sets forth certain information as of September 20, 2005 regarding our two principal leased facilities:


                                                                                                          Lease
                                             Base Rent                                                 Expiration
               Location                      Per Month         Square Feet             Use                Date
               --------                      ---------         -----------             ---                ----

Hauppauge, NY (1)                             $52,500             72,000       Administrative,          12/31/13
                                                                               Sales,
                                                                               Warehouse, and FPD
                                                                               Integration

Westlake Village, CA                          $11,400             12,000       Administrative,           4/30/06
                                                                               Sales and
                                                                               Warehouse


(1) Leased from a partnership owned by Joel H. Girsky, Chairman and President of the Company, and Charles B. Girsky, Executive Vice President, at a current monthly rent, which the Company believes represents the fair market value for such space.
--------------------------------------------------------------------------------

         Prior to our sale of Nexus on September 20, 2004, we owned and occupied, through Nexus, an approximately 32,000 square foot facility located in Brandon, Vermont that was used for manufacturing, storage and office space, and leased, through Nexus, a 30,000 square foot facility located on Woburn, Massachusetts that was used for contract manufacturing. We believe that our present facilities will be adequate to meet our needs for the foreseeable future.

Item 3.    Legal Proceedings.

         We are a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on our business, results of operations or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders.

         No matters were submitted to our security holders during the fourth quarter of fiscal 2005.



                                     PART II

Item 5.    Market For  Registrant's  Common  Equity,  Related  Stockholder  Matters and Issuer  Purchases of Equity
           Securities.

(a) Our common stock is traded on the Nasdaq National Market under the symbol "JACO". The stock prices listed below represent the high and low sale prices of our common stock, as reported by the Nasdaq National Market, for each fiscal quarter beginning with the first fiscal quarter of the fiscal year ended June 30, 2004.


                                                                                 High                    Low

Fiscal Year 2004:
         First quarter ended September 30, 2003.....................               $6.50                  $4.50
         Second quarter ended December 31, 2003.....................                7.50                   5.61
         Third quarter ended March 31, 2004.........................                9.41                   6.12
         Fourth quarter ended June 30, 2004.........................                8.44                   4.40

Fiscal Year 2005:
         First quarter ended September 30, 2004.....................               $6.28                  $4.26
         Second quarter ended December 31, 2004.....................                5.49                   3.82
         Third quarter ended March 31, 2005.........................                4.15                   2.77
         Fourth quarter ended June 30, 2005.........................                3.42                   2.80


(b) As of September 20, 2005, there were approximately 140 holders of record of our common stock. We believe our stock is held by more than 2,200 beneficial owners.

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



Item 6.     Selected Financial Data.

         The selected consolidated financial data set forth below contains only a portion of our financial statements and should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period. Significant events affecting the comparability of this schedule include the acquisition of Reptron Electronics, Inc. in June 2003. The historical results for 2001 to 2003 have been adjusted to reclassify the results of operations of Nexus as discontinued.


                                                                       Year Ended June 30,
                                                    2005        2004         2003         2002       2001
                                                  -------     -------       ------       ------     ------
                                                              (in thousands, except per share data)

Net sales                                       $ 231,824    $ 249,100    $ 202,656    $ 175,948    $321,124
Cost of goods sold                                205,924      214,389      176,918      148,693     257,181
                                                ---------    ---------    ---------    ---------    --------

       Gross profit                                25,900       34,711       25,738       27,255      63,943

 Selling, general and administrative expenses      32,112       35,016       28,184       32,635      44,776
                                                ---------    ---------    ---------    ---------    --------

       Operating (loss) profit                     (6,212)        (305)      (2,446)      (5,380)     19,167

Interest expense                                    2,029        1,539        1,025        1,683       3,457
                                                ---------    ---------    ---------    ---------    --------

       (Loss) earnings from continuing
         operations before income taxes            (8,241)      (1,844)      (3,471)      (7,063)     15,710


Income tax (benefit) provision                     (2,814)        (553)      (1,180)      (2,500)      6,408
                                                ---------    ---------    ---------    ---------    --------

       (Loss) earnings from continuing
       operations                               $  (5,427)   $  (1,291)   $  (2,291)   $  (4,563)   $  9,302

Earnings (loss) from discontinued
operations, net of taxes                              567          736         (693)        (481)        548
                                                ---------    ---------    ---------    ---------    --------

       NET (LOSS) EARNINGS                      $  (4,860)   $    (555)   $  (2,984)   $  (5,044)   $  9,850
                                                =========    =========    =========    =========    ========

PER SHARE INFORMATION
    Basic (loss) earnings per common share:
     (Loss) earnings from continuing
     operations                                 $   (0.87)   $   (0.22)   $   (0.40)   $   (0.80)   $   1.64
     Earnings (loss) from discontinued
     operations                                 $    0.09    $    0.13    $   (0.12)   $   (0.08)   $   0.10
                                                ---------    ---------    ---------    ---------    --------

     Net (loss) earnings                        $   (0.78)   $   (0.09)   $   (0.52)   $   (0.88)   $   1.74
                                                =========    =========    =========    =========    ========
    Diluted (loss) earnings per common share:
     (Loss) earnings from continuing
     operations                                   $(0 87)    $   (0.22)   $   (0.40)   $   (0.80)   $   1.50
     Earnings (loss) from discontinued
     operations                                 $    0.09    $    0.13    $   (0.12)   $   (0.08)   $   0.09
                                                ---------    ---------    ---------    ---------    --------
     Net (loss) earnings                        $   (0.78)   $   (0.09)   $   (0.52)   $   (0.88)   $   1.59
                                                =========    =========    =========    =========    ========


                                                              Year Ended June 30,
                                                    2005    2004   2003     2002    2001
                                                  ------- ------- ------   ------  ------
                                                   (in thousands, except per share data)
Weighted-average common shares and
common equivalent shares outstanding:

        Basic                                       6,250   5,974   5,783   5,713   5,670
                                                    =====   =====   =====   =====   =====
        Diluted                                     6,250   5,974   5,783   5,713   6,179
                                                    =====   =====   =====   =====   =====




                                                                                At June 30,
                                                         2005         2004         2003         2002         2001
                                                         ----         ----         ----         ----         ----
                                                                              (in thousands)
Consolidated Balance Sheet:
Working capital...................................    $  7,334      $  17,459     $ 11,437     $ 18,327    $  23,752
Total assets......................................     112,222        121,782      114,212      110,635      136,315
Short-term debt...................................      33,266         37,089       35,736       34,705       55,639
Long-term debt....................................          57            119           63        1,072        1,572
Shareholders' equity..............................      42,071         46,706       45,568       48,668       53,251



Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.
------------------------------------------------------------------------------

         For an understanding of the significant factors that influenced the Company's performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and other information appearing elsewhere in this report.

Overview

         Jaco is a leading distributor of active and passive electronic components to industrial OEMs that are used in the manufacture and assembly of electronic products in such industries as telecommunications, medical devices, computers and office equipment, military/aerospace, and automotive and consumer electronics. Products distributed by the Company include semiconductors, flat panel displays, capacitors, resistors, electromechanical devices and power supplies.

         The electronics industry experienced a severe downturn beginning in 2001, which continued through most of 2003. The decline was attributable to increased manufacturing capacity combined with a significant decrease in demand for electronic components. The second half of 2003 saw an improvement in the demand for electronic components throughout the entire industry. While demand for our products has remained relatively stable in recent periods, the average selling prices of many of the components we distribute, particularly semiconductor and passive components, have decreased due to global competitive pressures, which has adversely affected our operating profits. In response, the Company has implemented cost reduction initiatives to reduce expenses as required to support current sales and profit levels. Due to the ongoing shift of manufacturing to the Far East, the Company has modified its business model to pursue the business available in the United States, increase its support of global contract manufacturers that require its value-added services and logistics programs, and aggressively promote its flat panel display ("FPD") product offerings, which it believes have promising potential for future growth.

         Net loss increased in fiscal 2005 to $4.9 million, compared with a net loss of $0.6 million during fiscal 2004. Fiscal 2005 results were impacted by an inventory write down of $2.2 million ($1.4 million net of taxes). The
Company determined that due to changes in market conditions in the United States, certain products, in most cases, originally for specific customers, were no longer salable.

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

Valuation of Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". We would record a valuation allowance when, based on the weight of available evidence, it is more likely than not that the amount of future tax benefit would not be realized. Currently, we have not recorded a valuation allowance for deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, there is no assurance that a valuation allowance will not be needed in the future to cover additional deferred tax assets that may not be realized. The recording of a valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.



New Accounting Standards

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43" ("SFAS No. 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of this standard on its consolidated financial statements.


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

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29" ("SFAS No. 153") SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company's consolidated financial statements.

         In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on the consolidated financial statements.



Results of Operations

         The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:
                                                           2005          2004         2003
                                                           ----          ----         ----
Net sales.........................................         100.0%        100.0%       100.0%
Cost of goods sold................................          88.8          86.1         87.3
                                                            ----          ----         ----
Gross profit......................................          11.2          13.9         12.7
Selling, general and administrative expenses......          13.9          14.0         13.9
                                                            ----          ----         ----
Operating loss ...................................          (2.7)         (0.1)        (1.2)
Interest expense..................................           0.9           0.6          0.5
                                                             ---           ---          ---




Loss from continuing operations before income taxes         (3.6)         (0.7)        (1.7)
Income tax benefit...............................           (1.2)         (0.2)        (0.6)
                                                            ----          ----         ----
Loss from continuing operations...........................  (2.4)         (0.5)        (1.1)
Earnings (loss) from discontinued operations,
net of taxes........................................         0.3           0.3         (0.4)
                                                             ---           ---         ----
Net loss..........................................          (2.1)%        (0.2)%       (1.5)%
                                                            ====          ====         ====


================================================================================
Comparison of Fiscal Year Ended June 30, 2005 ("Fiscal 2005") with Fiscal Year Ended June 30, 2004 ("Fiscal 2004")

Results from Continuing Operations:

         Net sales for Fiscal 2005 were $231.8 million as compared to $249.1 million for Fiscal 2004, a decrease of $17.3 million, or 6.9%. We have seen demand for our products remain stable for the last two quarters of the fiscal year. The average selling price of many of our components has decreased over 20% compared to our previous fiscal year and where practical, customers continue to outsource their manufacturing requirements to the Far East. These factors were the primary reason for the decrease in our net sales. As a result, we have adapted our marketing strategy in the United States to support the business that we see remaining in the United States, and have made changes to better serve our existing customer base. Recent initiatives include expanding our quote group to enable us to be more responsive to the mid-level contract manufacturers and changing our marketing efforts to focus on those core lines, including FPDs, where we believe we can increase our net sales. During the third quarter of Fiscal 2005, we opened in our Hauppauge, New York facility an in-house FPD integration center that enables us to expand our value-added capabilities to our customers. We believe it is important for distributors of electronic components to focus on the value-added services that our customers require. Our ability to grow sales will be partially dependent on our ability to increase FPD sales and including the integration center, we have made extensive efforts to increase this business going forward. FPD product represented 16.8% of our net sales during Fiscal 2005 as compared to 20.7% in Fiscal 2004. We continue to market semiconductors aggressively. Semiconductor sales represented 57.6% of our net sales in Fiscal 2005 as compared to 53.1% in Fiscal 2004. Although our business focus is primarily on the U.S. market, we maintain a sales presence in the Far East targeted at the global contract manufacturing customers to which we primarily sell semiconductors through our logistics programs, which consist of inventory management and warehousing capabilities. Passive components, which are standard commodity items such as capacitors and resistors, represented 17.3% of our net sales in Fiscal 2005 as compared to 19.0% in Fiscal 2004. Due to the increase in capacity worldwide, we saw pricing in passive components decrease by over 20%. Electromechanical products, such as power supplies, relays and printer heads, represented 8.3% of our net sales in Fiscal 2005 as compared to 7.2% in Fiscal 2004. We believe this is a product line with higher selling prices that still has a viable market in the United States. Primarily through our logistics programs with global contract manufacturers, our export sales represented approximately 35% of our net sales for Fiscal 2005 as compared to 23% in Fiscal 2004. Most of these sales derived from business that we were able to maintain as it transitioned from the United States to the Far East. We intend to expand our business with these customers based on our successful existing relationships with them. In addition, we are continuing to search for a strategic alliance or partner in the Far East to potentially allow us to expand more rapidly in this growing market.

         Gross profit for Fiscal 2005 was $25.9 million, or 11.2% of net sales, compared to $34.7 million, or 13.9% of net sales for Fiscal 2004. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand for product. During the fourth quarter, we took a write-down of approximately $2.2 million for obsolete inventory based on our determination that, due to changes in market conditions in the United States, certain of our products primarily intended for distribution to specific customers were no longer saleable. Without this write-down, our gross profit margin for Fiscal 2005 would have been 12.1%. As discussed above the Company conducts large amounts of business through its logistics programs in support of global contract manufacturers, which constitute lower-end, value-added services that tend to be at lower margins than the rest of our business. If the current mix of our sales continues, we do not anticipate any material change in our margin for the foreseeable future. In addition, demand and pricing for our products have been, and in the future may continue to be, adversely affected by industry-wide trends and other events beyond our control.

         Selling, general and administrative ("SG&A") expenses were $32.1 million, or 13.9% of net sales, for Fiscal 2005, as compared to $35.0 million, or 14.1% of net sales, for Fiscal 2004, representing a reduction of $2.9 million, or 8.3%. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business. We continue to reduce our costs by targeting our marketing expenditures on our core business areas while paring back elsewhere. This approach has allowed us to lower SG&A while maintaining the necessary infrastructure to support our customers. We have been able to reduce personnel and eliminate non-essential fixed costs by among other measures, achieving rent reductions, and due to the decrease in gross profit dollars, our sale commissions have decreased. As of June 30,2005, certain cost-saving measures were still being implemented. The Company believes SG&A will continue to decrease during the fiscal year ending June 30, 2006.

         Interest expense increased $0.5 million for Fiscal 2005 to $2.0 million, compared to $1.5 million for Fiscal 2004. This increase is primarily attributable to higher borrowing levels to maintain adequate inventory, primarily to support a specific customer, and higher borrowing rates. Because we support our operations in part through bank borrowings, any significant increase in our borrowing rates could significantly increase our interest expense, which would have a negative effect on our results of operations.

         Net loss from continuing operations for Fiscal 2005 was $5.4 million, or $0.87 per diluted share, compared to a net loss from continuing operations of $1.3 million, or $0.22 per diluted share full diluted for Fiscal 2004. As discussed above our net loss from operations was impacted in part by our inventory write-down of approximately $1.4 million, net of taxes, or $0.22 per diluted share. Our net loss from continuing operations compared to last year is attributable to the decrease in our net sales and reduction in gross profit margin due to changes in the mix of our products sold and inventory write-down.

Discontinued Operations:

         On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for consideration of up to $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus allows the Company to focus its resources on its core electronics distribution business. Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was used to repay a portion of the outstanding borrowings under the Company's line of credit. The balance of the fixed portion of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted. Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate.

         Net earnings from these discontinued operations for Fiscal 2005 was $0.6 million, or $0.09 per diluted share, compared to $0.7 million, or $0.13 per diluted share for Fiscal year 2004. The decrease in our net earnings from discontinued operations compared to last year was primarily attributable to the decrease in net sales and gross profit from discontinued operations, which was partially offset by the gain on the sale of Nexus.

Combined Net Loss:

         The combined net loss from both our continuing and discontinued operations for Fiscal 2005 was $4.9 million, or $0.78 per diluted share, as compared to $0.6 million, or $0.09 per diluted share for Fiscal 2004. The increase in our combined net loss compared to last year is primarily attributable to the reduction in our net sales and gross profit margins, as described above.

Comparison of Fiscal Year Ended June 30, 2004 ("Fiscal 2004") with Fiscal Year Ended June 30, 2003 ("Fiscal 2003")

Results from Continuing Operations:

         Net sales for Fiscal 2004 were $249.1 million, an increase of 22.9% from $202.7 million for Fiscal 2003. Approximately $41.0 million of the increase in net sales is attributable to new supplier relationships associated with the acquisition of certain assets of the electronics distribution business of Reptron Electronics, Inc. ("Reptron") in June 2003 and the balance is attributed to internal growth. We have seen an improvement in the demand for components throughout the electronics industry. FPDs continue to represent our fastest growing product group. FPD sales increased from 10% of our total net sales during Fiscal 2003 to nearly 21% for Fiscal 2004. Our ability to sustain our sales growth will be partially determined by our ability to continue to market successfully our flat panel displays. Semiconductors continue to represent our largest product group in terms of net sales. During Fiscal 2004, semiconductors accounted for 53% of our total net sales. Our semiconductor sales grew during the fiscal year as a result of increased marketing efforts, improving market conditions, and the addition of certain strategic franchises that we added through our acquisition of Reptron. Passive components have become very competitive in pricing. With manufacturing being done almost entirely off shore, it has become difficult to pursue new opportunities. Although we continue to still have a strong presence in selling passive components, our passive component sales decreased to 19% of net sales during Fiscal 2004 compared to 26% during Fiscal 2003. We have also increased our marketing of power supplies and printerheads. These products have a higher selling price per component, usually require some design work to be performed and as a result often generate higher gross profit margins. Our sales to the Far East represented approximately 20% of our total net sales in Fiscal 2004. These sales were primarily derived from business that we were already doing domestically that we were able to transition to the Far East. It is important to our ability to increase sales that we are able to expand our presence in the Far East, which represents the fastest growth area globally in our industry due to its currently low cost structure.

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

Discontinued Operations:

         As described in Item 1. "Business-Discontinued Operations," on September 20, 2004, we completed the sale of substantially all of the assets of our contract manufacturing subsidiary, Nexus, for total consideration of up to $13.0 million, consisting primarily of $9.25 million paid in cash at closing and a $2.75 million subordinated note from the purchaser payable in quarterly installments over the next five years.

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



Liquidity and Capital Resources

         To provide additional liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association providing for a $50,000,000 revolving secured line of credit. This credit facility has a maturity date of December 31, 2006. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At June 30, 2005, the outstanding balance on this revolving line of credit facility was $33.2 million, with an additional $1.5 million available. The Company has outstanding a $1.5 million stand-by letter of credit on behalf of a certain vendor. The interest rate on the outstanding borrowings at June 30, 2005 was approximately 6.97%. The credit agreement contains certain financial covenants, including, among others, provisions for maintenance of specified levels of EBITDA and Minimum Net Worth, and restricts the Company's ability to pay dividends

         The credit agreement also includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility. Accordingly, this debt is classified as a current liability.

     At June 30, 2005, the Company was not in compliance with certain bank covenants, including Minimum EDITDA and Minimum Net Worth. On September 28, 2005, the Company's credit facility was amended to waive its non-compliance with certain bank covenants, including Minimum EBITDA and Minimum Net Worth, for the quarter ended June 30, 2005. The Company's credit facility was also amended to restate the existing covenants and to add additional covenants, including, among other things, to (i) reduce the maximum loan amount from $50,000,000 to $40,000,000, (ii) modify the Availability Formula, (iii) reset existing covenants for Fixed Charge Coverage Ratio, Minimum Net Worth and Capital Expenditures as defined in the agreement, and (iv) define and add a new covenant regarding Operating Cash Flow. As a result of the modification of the Availability Formula, the Company would still have an additional $1.5 million available for future borrowing as of June 30, 2005. Failure to remain in compliance with the Company's bank covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under its credit facility and/or limit the Company's ability to borrow additional amounts under the line of credit. This would have a material adverse effect on the Company's financial condition.

         On May 10, 2005, the Company's credit facility was amended to waive our compliance with certain bank covenants, including Minimum EBITDA and Minimum Net Worth, for the quarter ended March 31, 2005.

         On February 11, 2005, the Company's credit facility was amended to retroactively restate the existing covenants and to add additional covenants, including, among other things, to (i) modify the Availability Formula, (ii) require the Company to maintain Un-drawn Availability of not less than $1,500,000 at all times, (iii) define and reset existing covenants for Minimum EBITDA, Fixed Charge Coverage Ratio, Capital Expenditures and Minimum Net Worth,
(iv) add a new covenant regarding
minimum sales, (v) establish additional reporting requirements, (vi) modify interest provisions, and (vii) permit certain of the Company's domestic and foreign receivables to qualify as Eligible Receivables for a period of time.

         On November 23, 2004, the Company's credit facility was amended to exclude, effective as of October 1, 2004, any extraordinary gains, including any gains derived from the sale of assets of Nexus, from the calculation of EBITDA and Fixed Charge Coverage Ratio covenants.


         On September 20, 2004, the Company's credit facility was amended to provide the lenders' consent to the Company's sale of it's contract manufacturing subsidiary, Nexus, and to (i) change it's EBITDA, Fixed Charge Coverage Ratio and Minimum Net Worth covenants, (ii) eliminate the remaining portion of the additional $732,000 of the additional available amount under the facility to zero, (iii) require the cash proceeds from the sale of Nexus to be used to repay indebtedness outstanding under the facility, and (iv) and add a requirement that the Company maintain an aggregate un-drawn availability of $1.5 million until certain financial requirements are achieved, which would reduce the un-drawn availability requirement to $500,000.

         At June 30, 2005, we had cash of approximately $321,000 and working capital of approximately $7,334,000, as compared to cash of approximately $553,000 and working capital of approximately $17,459,000 at June 30, 2004. As described above, our credit agreement requires our cash generated from operations to be applied directly to the prepayment of indebtedness under our credit facility. Our working capital at June 30, 2004 included approximately $10,110,000 from discontinued operations.

     For  Fiscal  2005,   our  net  cash  used  in  operating   activities   was
approximately $5.0 million, as compared to $1.7 million for Fiscal 2004. The increase in net cash used is primarily attributable to an increase in our loss from continuing operations and a decrease in our accounts payable. The increase in net cash used was partially offset by an $8.3 million cash in advance payment from a specific customer during the third quarter of Fiscal 2005 as part of a "bill and hold" arrangement in which the related inventory has not yet been shipped and the revenue has not been recognized. Net cash provided by investing activities was approximately $8.6 million for Fiscal 2005 as compared to net cash used in investing activities of $0.6 million for Fiscal 2004. The increase in net cash provided by investing activities is primarily attributable to $9.0 million in proceeds we received from our sale of substantially all of the assets of Nexus in September 2004. Net cash used in financing activities was approximately $3.8 million for Fiscal 2005 as compared to net cash provided by financing activities of $2.7 million for Fiscal 2004. The increase in net cash used is primarily attributable to a decrease in net borrowings under our credit facility of approximately $5.3 million.

         For Fiscal 2005 and Fiscal 2004, our inventory turnover was 5.1 times and 5.8 times, respectively. The average days outstanding of our accounts receivable at June 30, 2005 was 57 days compared to 52 days at June 30, 2004. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.

      In February 2005, we completed certain leasehold improvements to construct an FPD facility that now allows us to vertically integrate our entire FPD operation. The completed facility offers customers a one-stop source for their FPD supply and integration needs. The cost of this project was approximately $570,000.

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

Contractual Obligations

         This table summarizes our known contractual obligations and commercial commitments at June 30, 2005.

                                  Total         < 1 Year      1 to 3 Years    3 to 5 Years      > 5 Years
                               ------------- --------------- --------------- ---------------- --------------

         Long-Term Debt           $33,205,111   $33,205,111
         Capital Lease                134,234        73,218          $61,016
         Operating Lease            8,424,554     1,577,403        2,179,157      $1,604,434     $3,063,560
                               ------------- --------------- --------------- ---------------- --------------

         Total                    $41,763,899   $34,855,732       $2,240,173      $1,604,434     $3,063,560
                                ============= =============== =============== ================ ==============


Inflation

         Inflation has not had a significant impact on our operations during the last three fiscal years.



Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at a variable rate dependent upon either the prime rate, federal funds rate or the LIBOR rate ("rates"). At August 31, 2005, $25.0 million was outstanding under the credit facility. Changes in any of the rates during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the rate will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on outstanding borrowings at August 31, 2005.

         The impact of interest rate fluctuations on other floating rate debt is not material.

Item 8.     Financial Statements and Supplementary Data.

         The financial statements and supplementary data are provided under Item 15 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         No response to this item is required.



Item 9A.      Controls and Procedures.

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based upon that evaluation, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

         The other information required by this item is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held on December 15 2005, which will be filed with the SEC not later than October 28, 2005 (the "Proxy Statement").

Item 11.    Executive Compensation.

         The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


Equity Compensation Plan Disclosure

         The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of June 30, 2005:


                                                (a)                         (b)                              (C)
                                                                                                    Number of Securities
                                         Number of Securities                                      Remaining Available for
                                          To be Issued Upon           Weighted-Average          Future Issuance Under Equity
                                       Exercise of Outstanding        Exercise Price of         Compensation Plans (Excluding
                                        Options, Warrants and       Outstanding Options,                 Securities
 Plan category                                  Rights               Warrants and Rights          Reflected in Column (a))
-----------------------------------    -------------------------   ------------------------   ----------------------------------
Equity compensation plans (stock
options) approved by stockholders              532,000                      $4.97                          653,500

                                       -------------------------   ------------------------   ----------------------------------

Total                                          532,000                      $4.97                          653,500




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


PART IV

Item 15.    Exhibits and Financial Statement Schedules.

                                                                                                       Page
                                                                                                       ----
(a)          (1)    Financial Statements included in Part II, Item 8, of this Report:
                    Index to Consolidated Financial Statements and Schedule                             F-1
                    Report of Independent Registered Public Accounting Firm                             F-2
                    Consolidated Balance Sheets                                                         F-3 - F-4
                    Consolidated Statements of Operations                                               F-5
                    Consolidated Statement of Changes in Shareholders' Equity                           F-6
                    Consolidated Statements of Cash Flows                                               F-7
                    Notes to Consolidated Financial Statements                                          F-8 - F-33
             (2) Financial Statement Schedule included in Part IV of this
Report:
                    Report of Independent Registered Public Accounting Firm on supplemental
                    schedule                                                                            F-34
                    Schedule II - Valuation and Qualifying Accounts                                     F-35

(b) See Exhibit Index on pages 28 through 33 of this report for a list of the exhibits filed, furnished or incorporated by reference as part of this report.








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

10.23.1           Amendment to Third  Restated and Amended Loan and Security  Agreement  dated  September 20, 2004, by  and  among  GMAC  Commercial  Finance  LLC,  as  Lender  and as  Agent,  PNC  Bank,  National
                  Association, as Lender and Co-Agent, Jaco Electronics,  Inc., Nexus Custom Electronics,  Inc. and
                  Interface  Electronics  Corp.,  incorporated by reference to the Company's  Annual Report on Form
                  10-K for the year ended June 30, 2004, Exhibit 10.23.1.

10.23.2           Amendment to Third Restated and Amended Loan and Security  Agreement  dated November 23, 2004, by and among GMAC Commercial  Finance LLC, as Lender and as Agent, PNC Bank,  National  Association,
                  as Lender and Co-Agent,  Jaco  Electronics,  Inc., Nexus Custom  Electronics,  Inc. and Interface
                  Electronics Corp.,  incorporated by reference to the Company's  Quarterly Report on Form 10-Q for
                  the quarter ended December 31, 2004, Exhibit 10.23.2.

10.23.3           Amendment to Third Restated and Amended Loan and Security  Agreement  dated February 11, 2005, by and among GMAC Commercial  Finance LLC, as Lender and as Agent, PNC Bank,  National  Association,
                  as Lender and Co-Agent,  Jaco  Electronics,  Inc., Nexus Custom  Electronics,  Inc. and Interface
                  Electronics Corp.,  incorporated by reference to the Company's  Quarterly Report on Form 10-Q for
                  the quarter ended December 31, 2004, Exhibit 10.23.3.

10.23.4           Amendment to Third  Restated and Amended Loan and Security  Agreement  dated May 10, 2005, by and among GMAC Commercial  Finance LLC, as Lender and as Agent, PNC Bank,  National  Association,  as
                  Lender and  Co-Agent,  Jaco  Electronics,  Inc.,  Nexus Custom  Electronics,  Inc. and  Interface
                  Electronics Corp.,  incorporated by reference to the Company's  Quarterly Report on Form 10-Q for
                  the quarter ended March 31, 2005, Exhibit 10.23.4.

10.23.5           Amendment to Third Restated and Amended Loan and Security  Agreement  dated  September 28, 2005, by and among GMAC Commercial  Finance LLC, as Lender and as Agent, PNC Bank,  National  Association,
                  as Lender and Co-Agent,  Jaco  Electronics,  Inc., Nexus Custom  Electronics,  Inc. and Interface
                  Electronics Corp.





10.24             Asset  Purchase  Agreement  made  and  entered  into as of  September  20,  2004  among  Sagamore
                  Holdings,  Inc., NECI  Acquisition,  Inc., Nexus Custom  Electronics,  Inc. and Jaco Electronics,
                  Inc.,  incorporated  by reference to the Company's  Current Report on Form 8-K,  filed  September
                  23, 2004, Exhibit 10.24.

10.25             2000 Stock  Option Plan,  incorporated  by  reference  to Exhibit A to the  Company's  Definitive
                  Proxy  Statement on Schedule 14A, dated  November 17, 2000,  for the Company's  Annual Meeting of
                  Shareholders held on December 12, 2000.

10.26             2000 Stock Option Plan, as amended.

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

      Consolidated Balance Sheets                                               F-3 - F-4

      Consolidated Statements of Operations                                     F-5

      Consolidated Statement of Changes in Shareholders' Equity                 F-6

      Consolidated Statements of Cash Flows                                     F-7

      Notes to Consolidated Financial Statements                                F-8 - F-33

      Report of Independent Registered Public Accounting Firm on
        Supplemental Schedule                                                   F-34

      Schedule II - Valuation and Qualifying Accounts                           F-35



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders
     Jaco Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Jaco Electronics, Inc. (a New York Corporation) and subsidiaries (the "Company") as of June 30, 2005 and June 30, 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jaco Electronics, Inc. and subsidiaries as of June 30, 2005 and June 30, 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP
   ----------------------
GRANT THORNTON LLP

Melville, New York
September 7, 2005 (except for Notes A and F(a), as to which the date is September 28, 2005)



                     Jaco Electronics, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,



                                     ASSETS                                                2005                  2004
                                                                                      --------------        ---------

CURRENT ASSETS
    Cash and cash equivalents                                                          $     321,423         $     552,655
    Marketable securities                                                                                          770,283
    Accounts receivable, less allowance for doubtful accounts
       of $554,000 in 2005 and $695,000 in 2004                                           34,694,811            35,926,553
    Inventories, net                                                                      37,056,949            37,017,390
    Prepaid expenses and other                                                             1,035,633             1,513,657
    Deferred income taxes                                                                  3,269,000             2,725,000
      Current assets of discontinued operations                                                                 12,910,801
                                                                                   -------------------      --------------

         Total current assets                                                             76,377,816            91,416,339


PROPERTY, PLANT AND EQUIPMENT - NET                                                        2,280,809             2,003,137


DEFERRED INCOME TAXES                                                                      3,125,000               416,000


GOODWILL                                                                                  25,416,087            25,416,087

NOTE RECEIVABLE                                                                            2,750,000

OTHER ASSETS                                                                               2,272,701             2,530,269
                                                                                           ---------             ---------


                                                                                        $112,222,413          $121,781,832
                                                                                         ===========           ===========


                                The accompanying notes are an integral part of these statements.


                     Jaco Electronics, Inc. and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS (continued)

                                    June 30,



                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY                                         2005                  2004
                                                                                      --------------        ---------

 CURRENT LIABILITIES
    Accounts payable                                                                   $  24,717,114         $  31,533,041
    Current maturities of long-term debt and
       capitalized lease obligations                                                      33,266,185            37,088,743
    Accrued compensation                                                                   1,289,212             1,581,922
    Accrued expenses and other current liabilities                                         1,419,780               953,169
    Unearned revenue                                                                       8,285,200
    Income taxes payable                                                                      66,354
    Current liabilities of discontinued operations                                                               2,800,664
                                                                                   -------------------       -------------

         Total current liabilities                                                        69,043,845            73,957,539


 LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS                                                                               57,451               118,525


 DEFERRED COMPENSATION                                                                     1,050,000             1,000,000


 COMMITMENTS AND CONTINGENCIES


 SHAREHOLDERS' EQUITY
    Preferred stock - authorized, 100,000 shares, $10
       par value; none issued
    Common stock - authorized, 20,000,000 shares,
       $.10 par value; 6,927,732 and 6,855,232 shares
        issued, respectively, and 6,267,832 and 6,195,332
        shares outstanding, respectively                                                     692,773               685,523
    Additional paid-in capital                                                            26,990,374            26,735,295
    Retained earnings                                                                     16,702,536            21,562,396
    Accumulated other comprehensive income                                                                          37,120
    Treasury stock - 659,900 shares at cost                                               (2,314,566)           (2,314,566)
                                                                                       -------------         -------------

                                                                                          42,071,117            46,705,768
                                                                                        ------------          ------------

                                                                                        $112,222,413          $121,781,832
                                                                                         ===========           ===========




                                The accompanying notes are an integral part of these statements.


                     Jaco Electronics, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,

                                                                         2005                2004                2003
                                                                     -------------      -------------       ---------
Net sales                                                             $231,824,516       $249,100,345        $202,656,281
Cost of goods sold                                                     205,924,065        214,389,155         176,918,022
                                                                       -----------        ------------       ------------

       Gross profit                                                     25,900,451         34,711,190          25,738,259

 Selling, general and administrative expenses                           32,112,561         35,016,383          28,184,534
                                                                       ------------       ------------       ------------

       Operating loss                                                   (6,212,110)          (305,193)         (2,446,275)

Interest expense                                                         2,028,631          1,539,007           1,025,067
                                                                     -------------      -------------       -------------

       Loss from continuing operations before income taxes              (8,240,741)        (1,844,200)         (3,471,342)


Income tax benefit                                                      (2,813,575)          (553,131)         (1,180,105)
                                                                     -------------        ------------      -------------

       Loss from continuing operations                                  (5,427,166)        (1,291,069)         (2,291,237)
                                                                        ----------         -----------         -----------

Discontinued operations:
(Loss) earnings from discontinued operations, net of
 income tax provision (benefit) of $(39,312), $400,359
 and $(329,895) in 2005, 2004 and 2003, respectively                       (64,140)           735,498            (693,424)

Gain on sale of net assets of subsidiary, net of income tax
    provision of $449,048                                                  631,446
                                                                         ---------           ----------            --------


Earnings (loss) from discontinued operations                               567,306            735,498            (693,424)
                                                                         ---------          ---------         ------------

       NET LOSS                                                      $  (4,859,860)      $   (555,571)     $   (2,984,661)
                                                                      ============        ===========       =============

PER SHARE INFORMATION
    Basic (loss) earnings per common share:
     Loss from continuing operations                                       $(0.87)            $(0.22)             $(0.40)
     Earnings (loss) from discontinued operations                          $ 0.09             $ 0.13              $(0.12)
                                                                           ------             ------              -------
     Net loss                                                              $(0.78)            $(0.09)             $(0.52)
                                                                            =====              =====               =====
    Diluted (loss) earnings per common share:
     Loss from continuing operations                                       $(0.87)            $(0.22)             $(0.40)
     Earnings (loss) from discontinued operations                          $ 0.09             $ 0.13              $(0.12)
                                                                           ------             ------              -------
     Net loss                                                              $(0.78)            $(0.09)             $(0.52)
                                                                            =====              =====               =====
Weighted-average common shares and common
  equivalent shares outstanding:
      Basic                                                              6,249,622          5,974,844           5,783,275
                                                                         =========          =========           =========
      Diluted                                                            6,249,622          5,974,844           5,783,275
                                                                         =========          =========           =========

                                The accompanying notes are an integral part of these statements.




                     Jaco Electronics, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                    Years ended June 30, 2005, 2004 and 2003



                                                                   Additional                  Accumulated
                                                  Common stock      paid-in                      other
                                                                                Retained      comprehensive
                                            Shares       Amount     capital     Earnings        income (loss)
                                           --------     --------   ----------  -----------   ----------------


Balance at July 1, 2002                   6,425,732    $642,573   $25,152,010   $25,102,628   $(24,554)

Net loss                                                                        (2,984,661)
Unrealized loss on marketable
   securities - net of deferred taxes
   of $2,218                                                                                   (5,773)
Purchase of treasury stock
                                         ----------    --------   -----------   -----------   --------

Comprehensive loss

Balance at June 30, 2003                  6,425,732     642,573    25,152,010    22,117,967    (30,327)

Net loss                                                                           (555,571)
Unrealized loss on marketable
   securities - net of deferred taxes
   of $41,339                                                                                   67,447
Exercise of stock options                   429,500      42,950       932,258
Stock options income tax benefits                                     651,027
                                         ----------    --------   -----------   -----------   --------

Comprehensive loss

Balance at June 30, 2004                  6,855,232     685,523    26,735,295    21,562,396     37,120

Net loss                                                                         (4,859,860)
Unrealized gain on marketable
   securities - net of deferred taxes
   of $19,254                                                                                   31,415
Reclassification adjustment for gains
on
   marketable securities recognized
   included
   in net loss - net of deferred taxes
   of $42,005                                                                                   (68,535)
Exercise of stock options                    72,500       7,250       173,250
Stock options income tax benefits                                      81,829
                                         ----------    --------   -----------   -----------   --------
  Comprehensive loss

Balance at June 30, 2005                  6,927,732    $692,773   $26,990,374   $16,702,536   $   --
                                           ========    ========   ===========   ===========   ========



                                                           Total
                                           Treasury    shareholders'   Comprehensive
                                           stock         equity            loss
                                         ---------     -----------       --------

Balance at July 1, 2002                 (2,204,515)   $ 48,668,142

Net loss                                                (2,984,661)   $ (2,984,661)
Unrealized loss on marketable
   securities - net of deferred taxes
   of $2,218                                                (5,773)   $     (5,773)
Purchase of treasury stock                 (110,051)      (110,051)
                                           ----------    ------------   -----------
                                                                      $ (2,990,434)
Comprehensive loss                                                      ============

Balance at June 30, 2003                   (2,314,566)     45,567,657

Net loss                                                    (555,571)   $ (555,571)
Unrealized loss on marketable
   securities - net of deferred taxes
   of $41,339                                                  67,447    $   67,447
Exercise of stock options                                     975,208
Stock options income tax benefits                             651,027
                                           ----------    ------------  ------------

Comprehensive loss                                                    $   (488,124)
                                                                        ============
Balance at June 30, 2004                   (2,314,566)     46,705,768

Net loss                                                   (4,859,860)  (4,859,860)
Unrealized gain on marketable
   securities - net of deferred taxes
   of $19,254                                                  31,415       31,415
Reclassification adjustment for gains
on
   marketable securities recognized
   included
   in net loss - net of deferred taxes
   of $42,005                                                  (68,535)   $ (68,535)
Exercise of stock options                                      180,500
Stock options income tax benefits                               81,829
                                           ------------    ------------ ------------

Comprehensive loss                                                    $ (4,896,980)
                                                                        ============
Balance at June 30, 2005                 $ (2,314,566)   $ 42,071,117
                                           ==========    ============




The accompanying notes are an integral part of these statements.



                     Jaco Electronics, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Year ended June 30,
                                                                          2005                  2004                 2003
                                                                       ------------         ------------         --------
Cash flows from operating activities
   Net loss                                                         $    (4,859,860)       $    (555,571)    $    (2,984,661)
   Loss (earnings) from discontinued operations                              64,140             (735,498)            693,424
   Gain on sale of net assets of subsidiary                                (631,446)
                                                                           ---------            ----------          ---------

   Loss from continuing operations                                       (5,427,166)          (1,291,069)         (2,291,237)

   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                      1,162,019            1,275,745           1,292,565
       Deferred compensation                                                 50,000               50,000              50,000
       Deferred income tax benefit                                       (3,230,249)            (196,339)           (532,783)
       Stock options income tax benefits                                     81,829              651,027
       Gain on disposal/sale of equipment                                                        (49,159)             (5,000)
       Gain on sale of marketable securities                               (110,540)
       Provision for doubtful accounts                                      366,100              623,850             822,500
       Changes in operating assets and liabilities, net of
         effects of acquisitions
           Decrease (increase) in accounts receivable                       865,642           (6,428,438)         (4,583,646)
           (Increase) decrease in inventories                               (39,559)          (2,458,536)          6,072,329
           Decrease (increase) in prepaid expenses and other                728,024             (403,230)            127,503
           Decrease in prepaid and refundable income taxes                                     1,059,897           1,380,158
           (Increase) decrease in other assets                              (39,043)           1,007,404             (60,820)
           (Decrease) increase in accounts payable                       (6,815,927)           4,907,297           4,280,375
           Increase in unearned revenue                                   8,285,200
           Decrease in income taxes payable                                (387,469)
           (Decrease) increase in accrued compensation                     (292,710)             370,536             310,769
           Increase (decrease) in accrued expenses and other                207,776             (583,750)           (906,874)
            current liabilities                                          -----------         -------------       -------------


       Net cash (used in) provided by continuing operations              (4,596,073)          (1,464,765)          5,955,839
       Net cash (used in) provided by discontinued operations              (439,405)            (192,076)          1,955,191
                                                                            -------              -------           ---------
       Net cash (used in) provided by operating activities               (5,035,478)          (1,656,841)          7,911,030
                                                                         -----------          -----------       ------------

Cash flows from investing activities
   Purchase of marketable securities                                         (8,470)              (8,889)            (10,331)
   Proceeds from sale of marketable securities                              829,422
   Capital expenditures                                                  (1,143,080)            (313,461)           (135,562)
   Proceeds from the sale of equipment                                                             2,100               5,000
   Proceeds from sale of assets of a subsidiary, net of
   transaction costs
   Business acquisition                                                   8,990,254                               (5,577,002)
   Deferred payments on business acquisitions                                                                      (2,099,563)
                                                                          ----------          -----------        ------------


       Net cash provided by (used in) continuing operations               8,668,126             (320,250)         (7,817,458)
       Net cash used in discontinued operations                             (57,855)            (300,909)           (113,193)
                                                                            --------            ---------           ---------
       Net cash provided by (used in) investing activities                8,610,271             (621,159)         (7,930,651)
                                                                         -----------          -----------         -----------

Cash flows from financing activities
   Borrowings from line of credit                                       250,582,387          266,318,190         207,569,803
   Repayments of line of credit                                        (254,376,969)        (264,801,418)       (205,894,585)
   Release of compensating balance                                                               800,000
   Funding of compensating balance                                                                                  (800,000)
   Principal payments under equipment financing                             (53,498)            (159,094)           (203,691)
   Payments under term loan                                                 (35,552)             (33,022)           (116,628)
   Purchase of treasury stock                                                                                       (110,051)
   Proceeds from exercise of stock options                                  180,500              975,208
                                                                            -------       --------------


       Net cash (used in) provided by continuing operations              (3,703,132)           3,099,864             444,848
       Net cash used in discontinued operations                            (102,893)            (426,676)           (592,207)
                                                                           ---------            ---------           ---------
       Net cash (used in) provided by financing activities               (3,806,025)           2,673,188            (147,359)
                                                                         -----------          -----------        ------------

       NET (DECREASE) INCREASE IN CASH                                     (231,232)             395,188            (166,980)

Cash and cash equivalents at beginning of year                              552,655              157,467             324,447
                                                                            -------       ---------------    ---------------

Cash and cash equivalents at end of year                           $         321,423    $         552,655   $         157,467
                                                                    ================     ================    ================

Supplemental disclosures of cash flow information: Cash paid during the year for:
     Interest                                                      $      2,100,000     $      1,841,000    $      1,341,000
     Income taxes                                                           101,000              117,000              35,000
Supplemental schedule of non-cash financing and investing activities:
        Liabilities assumed in connection with a business
   acquisition                                                                                              $      3,608,784
     Equipment acquired capital leases                                                  $        130,669
The accompanying notes are an integral part of these statements.


                     Jaco Electronics, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2005, 2004 and 2003


NOTE A - DESCRIPTION OF BUSINESS AND LIQUIDITY MATTERS

     Jaco Electronics, Inc. and Subsidiaries (the "Company") is primarily engaged, principally in the United States, in the distribution of electronic components, including semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and monitors, and power supplies, which are used in the manufacture and assembly of electronic products. In addition, the Company previously provided contract manufacturing services. During the first quarter of fiscal 2005, the Company sold its contract manufacturing subsidiary. The results of operations for the contract manufacturing subsidiary have been reclassified to discontinued for all periods presented herein (See Note C).

      The Company incurred net losses of approximately $4,860,000, $555,000 and $2,985,000 during the year ended June 30, 2005, 2004 and 2003, respectively. The Company also utilized approximately $5,035,000 of cash in operations during the year ended June 30, 2005. At June 30, 2005, the Company had cash of approximately $321,000 and working capital of approximately $7,334,000.

     As discussed further in Note F, the Company maintains a secured revolving line of credit, which provides the Company with bank financing based upon eligible accounts receivable and inventory, as defined. At June 30, 2005, the Company was in violation of certain financial covenants contained in the credit agreement. On September 28, 2005, the Company received a waiver of these covenants from its lenders for the quarter ended June 30, 2005 and amended the terms of the financial covenants for the remaining term of the agreement. The Company has recently had difficulty in achieving certain financial covenants and was required to secure a waiver and make further amendments to the line of credit.

     Management believes that the implementation of its plan for cost containment, improved operating controls, paring back of unprofitable product lines, and a focused sales and marketing effort should improve results from operations and cash flows in the near term. Achievement of this plan, however, will be dependent upon the Company's ability to generate sufficient revenues, improve operating costs and trade support levels consistent with management's plan, and remain in compliance with its bank covenants. Such operating performance will be subject to financial, economic and other factors beyond the Company's control, and there can be no assurance that the Company will be able to achieve these goals. If these goals are not achieved or if the Company is unable to remain in compliance with its bank covenants, it would have a material adverse effect upon the Company.

 NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2005, 2004 and 2003

     NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


     1.  Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Jaco Electronics, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated.

     2.  Revenue Recognition

          The Company derives revenue from the shipment of finished products to its customers when title is transferred. In general, revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company reduces revenue for rebates and estimated customer returns and other allowances. The Company offers rebates to certain customers based on the volume of products purchased.

         The Company's products are sold on a stand alone basis and are not part of sales arrangements with multiple deliverables. Revenue from product sales is recognized generally when the product is shipped as the Company does not have any obligations beyond shipment to its customers.

         A portion of the Company's business involves shipments directly from its suppliers to its customers. In these transactions, the Company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, the Company recognizes revenue when, the Company is notified by the supplier that the product has been shipped. The Company also maintains a consignment inventory program, which provides for certain components to be shipped on-site to a consignee so that such components are available for the consignee's use when they are required. The consignee maintains a right of return related to unused parts that are shipped under the consignment inventory program. Revenue is not recognized from products shipped on consignment until notification is received from the Company's customer that they have accepted title of the inventory that was shipped initially on consignment. The items shipped on consignment in which title has not been accepted are included in the Company's inventories.

         At June 30, 2005, the Company had approximately $8,285,000 of unearned revenue recorded as a current liability in the accompanying consolidated balance sheet. The Company purchased inventory to fulfill an existing sales order with a specific customer under an arrangement whereby the Company has collected the amount due related to this order, however, at the customer's request, shipment has not been made and the inventory remains in the Company's warehouse for future delivery, and is included on the Company's balance sheet as of June 30, 2005. The Company will recognize revenue as the product is shipped to the customer and title is transferred.

     3.  Cash and Cash Equivalents

         For purposes of the statements of cash flows, the Company considers cash instruments with original maturities of less than three months to be cash equivalents.

                     Jaco Electronics, Inc. and Subsidiaries

                                                June 30, 2005, 2004 and 2003

     NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     4.  Investments in Marketable Securities

         Investments in marketable securities consisted of investments in mutual funds. Such investments had been classified as "available-for-sale securities" and were reported at fair market value, which was inclusive of a gross unrealized gain of $59,871 for the fiscal year ended June 30, 2004. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Changes in the fair value of available-for-sale securities were included in accumulated other comprehensive loss, net of the related deferred tax effects. During the year ended June 30, 2005, the Company sold all of its marketable securities for an aggregate amount of $829,422. The Company recognized a net gain of $110,540, in connection with these sales.

         The cost, gross unrealized gains and losses and aggregate fair value of available-for-sale securities as of June 30, 2004 is as follows:
                                     Gross              Gross
                                     Unrealized         Unrealized
                   Cost              Gains              Losses       Fair Value
                   ----              -----              ------       ----------
Mutual Funds       $710,412          $90,395            $(30,524)    $770,283
                   ========          =======            =========    ========







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

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                June 30, 2005, 2004 and 2003

         NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         The following is a roll-forward of the allowance for doubtful accounts:

                                                         2005            2004
                                                       ---------       -------


          Beginning balance                              $695,000    $1,288,000

          Provision for doubtful accounts                 366,000       624,000
          Other                                            89,000        10,000
          Write-offs of un-collectible accounts          (596,000)   (1,227,000)
                                                          -------      ---------

          Ending balance                                 $554,000       $695,000
                                                         ========       ========



     6.  Inventories

         Inventories, which consist of goods held for resale, are stated at the lower of cost or estimated market value. Cost is determined using the first-in, first-out and average cost methods. A provision of $6,875,000 and $4,732,000 to reduce inventories to their estimated market value as of June 30, 2005 and 2004, respectively, has been provided for. The Company, with most vendor agreements, receives price protection on certain product. The Company accounts for price protection received from its vendors in accordance with the provisions of EITF 02-16 "Accounting for Consideration Given By a Vendor to a Customer." The Company records cash consideration or credits received from a vendor for inventory price protection as a result of the vendor lowering its prices as a reduction of product cost, which is therefore reported as a reduction of cost of goods sold in the statement of operations.

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

         During the fiscal year ended June 30, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The standards require that all business combinations

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2005, 2004 and 2003



     NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. The Company performed its annual impairment test as of June 30, 2005 and reviewed seven reporting units, and determined that no impairment exists with respect to the recorded amount of goodwill.

      Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Those intangible assets are reviewed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Included in other assets on the accompanying balance sheets are the costs of identifiable intangible assets, net of accumulated amortization of $1,067,000 and $770,000, aggregating $1,368,000 and $1,665,000 at June 30, 2005 and 2004, respectively. Such assets consist of franchise agreements and a non-compete agreement and are being amortized on a straight-line basis over ten and five years, respectively. Amortization expense on intangible assets aggregated approximately $297,000, $308,000 and $137,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

         Expected amortization expense related to intangible assets for the next five years is as follows:


Year ending June 30,
2006                                                           $171,000
2007                                                            171,000
2008                                                            171,000
2009                                                            171,000
2010                                                            171,000

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     11. Earnings (Loss) Per Common Share

          Basic earnings (loss) per share are determined by dividing the Company's net earnings (loss) by the weighted average shares outstanding. Diluted earnings (loss) per share include any dilutive effects of outstanding stock options.

         Excluded from the calculation of earnings (loss) per share are stock options to purchase 532,000, 744,750 and 1,117,250 common shares in fiscal 2005, 2004 and 2003, respectively, as their inclusion would have been antidilutive.

    12.  Financial Instruments and Business Concentrations

          Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company's customer base, their dispersion across geographic areas and industries, along with the Company's policy of maintaining credit insurance. The Company routinely addresses the financial strength of its customers and, historically, its accounts receivable credit risk exposure is limited. Two customers of the Company accounted for approximately 21% and 13%, 14% and 11%, and 17% and 11% of our total net sales for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. The loss of anyone of these customers could have an adverse impact on the Company's financial position or results of operations.

          Statement of Financial Accounting Standards No. 107 "Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of the estimated fair value of an entity's financial instrument

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         assets and liabilities. The Company's principal financial instrument consists of a revolving credit facility, expiring on December 31, 2006, with two participating banks. The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rate approximates the current prevailing interest rate. The carrying amount of marketable securities, accounts receivable and accounts payable approximate fair value due to the short term maturities of the instruments. The carrying amount of the note receivable approximates fair value as the current interest rate approximates current market interest rates on similar instruments.

         The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements. During the fiscal year ended June 30, 2005, products purchased from two suppliers accounted for 29% and 12%, respectively, of net sales, as compared to 26% and 12% for the fiscal year ended June 30, 2004. As is common in the electronics distribution industry, from time to time the Company has experienced terminations of relationships with suppliers. There can be no assurance that, in the event a supplier cancelled its distributor agreement with the Company, the Company would be able to replace the sales associated with such supplier with sales of other products.

    13.  Use of Estimates

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management in preparing the consolidated financial statements include the allowance for doubtful accounts, the provision for obsolete or slow moving inventories, the valuation of goodwill and other intangible assets and the valuation of deferred income taxes.

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

    15.  Shipping and Handling Fees

         Shipping and handling fees charged to customers are included in net sales. Shipping and handling expenses paid are included as a component of cost of good sold.

    16.  Advertising

         Advertising costs, which are incurred primarily for print advertising in trade and leisure publications, are expensed as incurred and totaled $16,296, $17,175 and $95,213 for the fiscal years ended June 30, 2005,
         2004 and 2003, respectively.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2005, 2004 and 2003


         NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


    17.  Stock Compensation

         As described more fully in Note I, the Company maintained two stock option plans during the fiscal years ended June 30, 2005, 2004 and 2003. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB No. 25, compensation expense is only recognized when the market value of the underlying stock at the date of grant exceeds the amount an employee must pay to acquire the stock. Accordingly, no compensation expense has been recognized in the Company's condensed consolidated financial statements in connection with employee stock option grants.

         During the fiscal year ended June 30, 2004, 85,000 stock options were granted to certain employees or directors of the Company. These stock options had exercise prices ranging from $6.70 to $8.31 and are due to expire ten years from the date of grant. The weighted-average fair value of these options of $4.83, which was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: expected volatility of 80%; risk-free interest rate of 3.27%; expected term of 5 years and expected dividend yield of 0%.

         During the fiscal year ended June 30, 2003, 290,000 stock options were granted to certain employees or directors of the Company. These stock options had an exercise price of $2.35 and are due to expire ten years from the date of grant. The weighted-average fair value of these options of $1.55, which was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: expected volatility of 81%; risk-free interest rate of 2.85%; expected term of 5 years and expected dividend yield of 0%.

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

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


         The following table illustrates the effect on net loss and loss per share for the fiscal years ended June 30, 2005, 2004 and 2003 had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.


                                                                          2005                2004                 2003
                                                                     --------------      --------------         -------


      Net loss, as reported                                            $(4,859,860)           $(555,571)         $(2,984,661)

      Deduct:  Total stock-based employee
           compensation expense determined under
           the fair value based method for all
           awards, net of related tax effects                             (134,997)            (263,201)            (206,957)
                                                                          ---------            ---------            ---------

          Pro forma net loss                                          $(4,994,857)          $(818,772)          $(3,191,618)
                                                                      ============          ==========          ============

      Net loss per common share:
          Basic - as reported                                              $(0.78)              $(0.09)              $(0.52)
                                                                           =======              =======              =======
          Basic - pro forma                                                $(0.80)              $(0.14)              $(0.55)
                                                                           =======              =======              =======
          Diluted - as reported                                            $(0.78)              $(0.09)              $(0.52)
                                                                           =======              =======              =======
          Diluted - pro forma                                              $(0.80)              $(0.14)              $(0.55)
                                                                           =======              =======              =======


18.       Reclassifications

         Certain prior year balances have been reclassified to conform with the current year's presentation.

19.      Impact of Recently Issued Accounting Pronouncements

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43" ("SFAS No. 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2005, 2004 and 2003



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)



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

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29" ("SFAS No. 153") SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company's consolidated financial statements.

         In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on the consolidated financial statements.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2005, 2004 and 2003




NOTE C - DISCONTINUED OPERATIONS


On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for consideration of up to $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus allows the Company to focus its resources on its core electronics distribution business. Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was used to repay a portion of the outstanding borrowings under the Company's line of credit (See Note F). The balance of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted. In accordance with the purchase agreement, the Company determined that it was owed an additional $500,000 pursuant to a working capital adjustment, as defined in the agreement and has been recorded in the financial statements. The Purchaser has disputed the Company's claim to the working capital adjustment and has informed the Company that it believes that the Company owes a $500,000 working capital adjustment to the purchaser. This matter is being discussed between the parties and no assurance can be given as to the outcome of this dispute. Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate. As of June 30, 2005, the Company has not earned any of the additional consideration.

Pursuant to the purchase agreement, the purchaser has also entered into a contract that designates the Company as a key supplier of electronic components to Nexus for a period of five years following the closing date. The gain on the sale of net assets of Nexus, net of transaction costs and applicable taxes was approximately $631,000.

As a result of the sale of Nexus, the Company no longer engages in contract manufacturing. In accordance with the provisions of SFAS No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company has accounted for the results of operations of Nexus as discontinued in the accompanying consolidated statements of operations. The Company has also classified the assets sold and liabilities assumed of Nexus (the disposal group) as part of assets and liabilities of discontinued operations in the accompanying consolidated balance sheets.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2005, 2004 and 2003



NOTE C - DISCONTINUED OPERATIONS (continued)


A summary of the assets and liabilities included in the disposal group is as follows:

                                                       2004
Assets
Accounts receivable, net                           $ 2,407,527
Inventories                                          7,923,578
Prepaid expenses and other                              75,429
Property, plant and equipment, net                   2,504,267
Other assets
                                                   -----------

     Total assets                                   12,910,801
                                                   -----------

Liabilities
Accounts payable                                     2,240,314
Accrued compensation                                   218,209
Accrued expenses                                        27,942
Long-term debt and capitalized lease obligations       314,199
                                                   -----------

Total liabilities                                    2,800,664
                                                   -----------

Net assets of the disposal group                   $10,110,137
                                                   ===========

A summary of operating results of Nexus were as follows:

                                                      2005             2004              2003
                                                      ----             ----              ----

Net sales                                             $ 5,208,184   $22,427,191   $15,328,634
Income (loss) from operations before income taxes     $  (103,452)  $ 1,135,857   $(1,023,319)
Gain on sale of net assets before income taxes        $ 1,080,494


                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2005, 2004 and 2003



NOTE D - PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consist of:

                                                                         Useful
                                                                          Life                June 30,
                                                                                       ---------------------
                                                                        in years           2005               2004
                                                                       -------------   -------------      --------

       Machinery and equipment                                           3 to 7          $ 8,312,493        $ 7,210,070
       Internally developed software costs                                 7               2,213,035          2,172,378
       Transportation equipment                                          3 to 5               76,942             76,942
       Leasehold improvements                                            5 to 10             601,218            601,218
                                                                                           ---------           --------

                                                                                          11,203,688         10,060,608

       Less accumulated depreciation and amortization (including
          $65,334 in 2005 and $21,778 in 2004 of capitalized
          lease amortization)                                                              8,922,879          8,057,471
                                                                                           ---------          ---------

                                                                                        $  2,280,809       $  2,003,137
                                                                                         ===========        ===========



     Included in machinery and equipment are assets recorded under capitalized leases at June 30, 2005 and 2004 for $130,669. Accumulated amortization of internally developed software costs at June 30, 2005 and 2004 aggregated $1,831,999 and $1,518,815, respectively.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2005, 2004 and 2003



 NOTE E - INCOME TAXES

     The components of the Company's benefit for income taxes are as follows:

                                                                                Year Ended June 30,
                                                           ------------------------------------------------------------
                                                                2005                  2004                   2003
                                                           --------------        --------------         --------------
      Federal
         Current                                               $ (443,067)           $ (394,000)          $  (680,000)
         Deferred                                              (2,431,201)             (196,000)             (533,000)
                                                           ---------------         -------------         -------------

                                                               (2,874,268)             (590,000)           (1,213,000)

      State                                                        60,693                37,000                33,000
                                                                ---------             ---------             ---------

                                                            $  (2,813,575)          $  (553,000)          $(1,180,000)
                                                               ==========              ========            ==========


     The Company's effective income tax rate differs from the statutory U.S.
     Federal income tax rate as a result of the following:

                                                                                     Year Ended June 30,
                                                                         --------------------------------------------
                                                                           2005               2004              2003
                                                                         --------           ---------         ------

      Statutory U.S. Federal tax rate                                    (34.0)%            (34.0)%             (34.0)%
      State income taxes, net of Federal tax benefit                      (1.4)               1.4                (0.7)
      Sales expense for which no tax benefit arises                        1.0                3.6                 0.9
      Other                                                                0.3               (1.0)               (0.2)
                                                                        ------            --------            --------

      Effective tax rate                                                 (34.1)%            (30.0)%             (34.0)%
                                                                         =====              =====               =====





                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2005, 2004 and 2003



 NOTE E - INCOME TAXES (continued)

     Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes are summarized as follows:

                                                                                        2005                   2004
                                                                                     -----------           -----------

       Deferred tax assets
            Net operating loss and other carryforwards                               $  2,773,000             $  511,000
            Allowance for bad debts                                                       210,000                304,000
            Inventory valuation                                                         2,855,000              2,215,000
            Deferred compensation                                                         649,000                572,000
            Other deferred tax assets                                                     172,000                182,000
                                                                                       ----------             ----------

            Total deferred tax assets                                                   6,659,000              3,784,000

       Deferred tax liabilities
           Depreciation                                                                  (265,000)              (620,000)
           Unrealized gain on marketable securities
                  available for sale                                                                             (23,000)
                                                                                        -----------            ----------
            Total deferred tax liabilities                                               (265,000)              (643,000)
                                                                                         ---------              ---------
       Net deferred tax assets                                                           6,394,000              3,141,000

            Less: Current portion                                                       (3,269,000)            (2,725,000)
                                                                                        -----------            -----------

            Long term deferred tax asset                                               $ 3,125,000             $  416,000
                                                                                        ==========                =======

     At June 30, 2005, the Company, has available Federal net operating loss carry-forwards of approximately $6,560,000 which expire in 2024 and 2025.

     In addition, the Company has various state net operating loss carry forwards that expire in varying amounts during the fiscal years 2007 through 2025.

     Realization of the net deferred tax assets will require the Company to achieve earnings before taxes of approximately $17,000,000 during the carry forward periods. We have considered all positive and negative factors in determining that the deferred tax asset is realizable. In the event that the weight of evidence changes in the future, the Company may be required to record a valuation allowance. The recording of a valuation allowance would have an adverse impact on results of operations.



                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2005, 2004 and 2003





NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS

     Debt and capitalized lease obligations are as follows:

                                                                                                  June 30,
                                                                                        2005                    2004
                                                                                   --------------          ---------

     Revolving line of credit (a)                                                     $33,205,111            $36,999,693
     Other term loan (b)                                                                                          35,552
     Capitalized lease obligations (c)                                                    134,234                530,979
                                                                                          -------              ---------

                                                                                       33,339,345             37,566,224

     Less amounts representing interest on capitalized
         lease obligations                                                                 15,709                 44,757
                                                                                           ------            -----------

                                                                                       33,323,636             37,521,467

     Less current maturities                                                           33,266,185             37,088,743
                                                                                       ----------             ----------

                                                                                           57,451                432,724

     Less amounts reclassified to liabilities of discontinued operations                                         314,199


                                                                                       $   57,451            $   118,525
                                                                                           ======                =======

     (a)   Revolving Line of Credit Facility

           To provide additional liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association providing for a $50,000,000 revolving secured line of credit. This credit facility has a maturity date of December 31, 2006. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At June 30, 2005, the outstanding balance on this revolving line of credit facility was $33.2 million, with an additional $1.5 million available. The Company has outstanding a $1.5 million stand-by letter of credit on behalf of a certain vendor. The interest rate on the outstanding borrowings at June 30, 2005 was approximately 6.97%. The credit agreement contains certain financial covenants, including, among

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2005, 2004 and 2003


   NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)

          others, provisions for maintenance of specified levels of EBITDA and Minimum Net Worth, and restricts the Company's ability to pay dividends.

         The credit agreement also includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility. Accordingly, this debt is classified as a current liability.

         At June 30, 2005, the Company was not in compliance with certain bank covenants, including Minimum EDITDA and Minimum Net Worth. On September 28, 2005, the Company's credit facility was amended to waive its non-compliance with certain bank covenants, including Minimum EBITDA and Minimum Net Worth, for the quarter ended June 30, 2005. The Company's credit facility was also amended to restate the existing covenants and to add additional covenants, including, among other things, to (i) reduce the maximum loan amount from $50,000,000 to $40,000,000, (ii) modify the Availability Formula, (iii) reset existing covenants for Fixed Charge Coverage Ratio, Minimum Net Worth and Capital Expenditures as defined in the agreement, and (iv) define and add a new covenant regarding Operating Cash Flow. As a result of the modification of the Availability Formula, the Company would still have an additional $1.5 million available for future borrowing as of June 30, 2005. Failure to remain in compliance with the Company's bank covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under its credit facility and/or limit the Company's ability to borrow additional amounts under the line of credit. This would have a material adverse effect on the Company's financial condition.

         On May 10, 2005, the Company's credit facility was amended to waive our compliance with certain bank covenants, including Minimum EBITDA and Minimum Net Worth, for the quarter ended March 31, 2005.

         On February 11, 2005, the Company's credit facility was amended to retroactively restate the existing covenants and to add additional covenants, including, among other things, to (i) modify the Availability Formula, (ii) require the Company to maintain Un-drawn Availability of not less than $1,500,000 at all times, (iii) define and reset existing covenants for Minimum EBITDA, Fixed Charge Coverage Ratio, Capital Expenditures and Minimum Net Worth, (iv) add a new covenant regarding minimum sales, (v) establish additional reporting requirements, (vi) modify interest provisions, and (vii) permit certain of the Company's domestic and foreign receivables to qualify as Eligible Receivables for a period of time.

         On November 23, 2004, the Company's credit facility was amended to exclude, effective as of October 1, 2004, any extraordinary gains, including any gains derived from the sale of assets of Nexus, from the calculation of EBITDA and Fixed Charge Coverage Ratio covenants.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2005, 2004 and 2003



NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)



         On September 20, 2004, the Company's credit facility was amended to provide the lenders' consent to the Company's sale of it's contract manufacturing subsidiary, Nexus, and to (i) change it's EBITDA, Fixed Charge Coverage Ratio and Minimum Net Worth covenants, (ii) eliminate the remaining portion of the additional $732,000 of the additional available amount under the facility to zero, (iii) require the cash proceeds from the sale of Nexus to be used to repay indebtedness outstanding under the facility, and (iv) and add a requirement that the Company maintain an aggregate un-drawn availability of $1.5 million until certain financial requirements are achieved, which would reduce the un-drawn availability requirement to $500,000.

     (b)   Other Term Loan

           The Company previously had a term loan which initially required monthly payments of $9,829 through January 31, 2004. During fiscal 2004, this loan was amended to extend the maturity date through August 31, 2006. As a result of the disposition of Nexus in September 2004, the Company repaid this balance in its entirety. As such, this balance was classified as current at June 30, 2004. The loan, which bore interest at 1% per annum, was collateralized by the related equipment acquired, which had carrying value of approximately $112,000 at June 30, 2004. The agreement contained, among other things, restrictive covenants on one of the Company's subsidiaries, which placed limitations on significant changes in its business and incurrence of additional indebtedness.

     (c)   Capitalized Lease Obligations

           The Company leases certain equipment under agreements accounted for as capital leases. The aggregate obligations for the equipment require the Company to make monthly payments through April 1, 2007, with implicit interest rates from 7.07% to 13.3%. As a result of the disposition of Nexus in September 2004, the obligations, under one capital lease were assumed by the purchaser. Such obligation amounted to $314,199 at June 30, 2004 and is classified as a component of liabilities of discontinued operations in the accompanying consolidated balance sheet.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2005, 2004 and 2003

NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)

The following is a summary of the aggregate annual maturities of debt and capitalized lease obligations as of June 30, 2005:

                                                                   Capitalized
                                                 Debt                  Leases
                                                 ----                  ------

                   Year ending June 30,
                       2006                      33,205,111               73,218
                       2007                                               61,016
                                                -------------         ----------

                                                $33,205,111           $  134,234
                                                 ==========            =========


NOTE G - COMMITMENTS AND CONTINGENCIES

     1.  Leases

         The Company leases certain office and warehouse facilities under noncancellable operating leases. The leases also provide for the payment of real estate taxes and other operating expenses of the buildings. The minimum annual lease payments under such leases are as follows:

                          Year ending June 30,
                              2006                      $1,452,962
                              2007                       1,067,305
                              2008                         952,312
                              2009                         805,468
                              2010                         784,913
                              Thereafter                 3,063,560
                                                      ------------

                                                        $8,126,520
                                                        ==========


         Included in the above are office and warehouse facilities leased from a partnership owned by two officers and directors of the Company. The lease expires in December 2013 and requires minimum lease payments of $645,750 during the fiscal year ended June 30, 2006. The Company's rent expense was approximately $755,000, $678,000 and $602,000 for the years ended June 30, 2005, 2004 and 2003, respectively, in connection with this lease.

         Rent expense on all office and warehouse facilities leases for the years ended June 30, 2005, 2004 and 2003 was approximately $1,791,000, $1,874,000 and $1,857,000, respectively.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2005, 2004 and 2003



NOTE G - COMMITMENTS AND CONTINGENCIES (continued)

     2.  Other Leases

         The Company also leases various office equipment and automobiles under noncancellable operating leases expiring through June 2009. The minimum rental commitments required under these leases at June 30, 2005 are as follows:

                          Year ending June 30,
                              2006                         $124,441
                              2007                           99,303
                              2008                           60,237
                              2009                           14,053
                                                          ---------

                                                           $298,034
                                                           ========

     3.  Employment Agreements

         The Company has entered into employment agreements with three executive officers, which provide for annual base salaries aggregating $785,000 through June 30, 2008 and contain provisions for severance payments in the event of change of control as defined in the agreements. The Company's agreements with its Chairman and Executive Vice President provide for cash bonuses equal to 4% and 2%, respectively, of the Company's earnings before income taxes for each fiscal year in which such earnings are in excess of $1,000,000, or 6% and 3%, respectively, of the Company's earnings before income taxes if such earnings are in excess of $2,500,000 up to a maximum annual cash bonus of $720,000 and $360,000, respectively. In addition, the Company's agreement with its Chairman provides for deferred compensation which accrues at a rate of $50,000 per year and becomes payable in its entirety no later than January 15 of the year next following his cessation of employment for any reason.

         The Company is obligated to provide health insurance to its Chairman and Executive Vice President, and their respective spouses, commencing upon their termination of employment with Jaco and ending on the later to occur of (i) their death or (ii) the death of their respective spouses. The Company has adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pension," which requires the Company to recognize the cost of providing postretirement benefits over the employees' service periods. The recorded liabilities for these postretirement benefits, none of which has been funded, amounted to $195,600 at June 30, 2005. The weighted-average discount rate used in determining the liability was 5.5%, and the annual percentage increase in health costs was 7%.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2005, 2004 and 2003


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


NOTE H - RETIREMENT PLAN

     The Company maintains a 401(k) Plan that is available to all employees, to which the Company contributes up to a maximum of 1% of each employee's salary. For the years ended June 30, 2005, 2004 and 2003, the Company contributed to this plan approximately $108,000, $139,000 and $78,000, respectively.


NOTE I - SHAREHOLDERS' EQUITY

     In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the "1993 Non-Qualified Stock Option Plan," hereinafter referred to as the "1993 Plan." The Board of Directors or Compensation Committee is responsible for the granting and pricing of options under the 1993 Plan. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. In December 1997, the shareholders of the Company approved an increase in the amount of shares reserved for the 1993 plan to 900,000 from 440,000, of which there are no outstanding options at June 30, 2005.

     In October 2000, the Board of Directors approved the adoption of the "2000 Stock Option Plan," hereinafter referred to as the "2000 Plan." The 2000 Plan provided for the grant of up to 600,000 incentive stock options ("ISOs") and nonqualified stock options ("NQSOs") to employees, officers, directors, consultants and advisers of the Company. In December 2004, the shareholders of the Company approved an increase in the amount of shares reserved for the 2000 plan to 1,200,000. The Board of Directors or Compensation Committee is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. In the case of ISOs granted to shareholders owning more than 10% of the

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2005, 2004 and 2003


     NOTE I - SHAREHOLDERS' EQUITY (continued)

     Company's voting securities, the exercise price shall be no less than 110% of the fair market value of the Company's common stock on the date of grant.

     All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option. Under the 2000 Plan, 1,200,000 shares of the Company's common stock are reserved, of which 532,000 are outstanding at June 30, 2005.


     Outstanding options granted to employees, directors and officers for the last three fiscal years are summarized as follows:

                                                                                                               Weighted-
                                                                            Nonqualified                        average
                                                                            stock options                      exercise
                                                                  --------------------------------
                                                                    Price range            Shares                price
                                                                    -----------            ------                -----

      Outstanding at July 1, 2002                                   $1.79 - $13.71         844,548              $4.52

      Granted                                                        $2.35                 290,000               2.35
      Expired                                                      $4.17 - $8.00           (17,298)              5.65
                                                                                           --------

      Outstanding at June 30, 2003                                  $1.79 - $13.71       1,117,250               3.94

      Granted                                                       $6.70 - $8.31           85,000               6.98
      Expired                                                       $2.75 - $13.71         (28,000)              6.05

      Exercised                                                     $1.79 - $3.25         (429,500)              2.27
                                                                                          ---------
      Outstanding at June 30, 2004                                  $2.35 - $13.71         744,750               5.17

      Expired                                                       $3.25 - $13.71        (140,250)              7.31
      Exercised                                                     $2.35 - $2.50          (72,500)              2.49
                                                                                           --------

      Outstanding at June 30, 2005                                  $2.35 - $8.31          532,000              $4.97
                                                                                           =======

      Options exercisable at June 30, 2005                                                 532,000              $4.97
                                                                                           =======

      Options exercisable at June 30, 2004                                                 659,750              $4.93
                                                                                           =======

      Options exercisable at June 30, 2003                                                 827,250              $4.49
                                                                                           =======

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2005, 2004 and 2003



NOTE I - SHAREHOLDERS' EQUITY (continued)

     The following table summarizes information concerning currently outstanding and exercisable nonqualified stock options:

                                                Options outstanding                         Options exercisable
                                      ----------------------------------------    -----------------------------
                                                       Weighted-                                 Weighted-
                                                        Average      Weighted-                    average      Weighted-
                                                       Remaining      average                    remaining      average
                                        Number        contractual     exercise      Number      contractual     exercise
       Range of exercise prices       outstanding    life (months)      price    exercisable   life (months)      Price
       ------------------------       -----------    -------------  ----------   -----------   -------------  ---------

           $2.35                       272,500            88            $2.35      272,500           88           $2.35

           $6.01 - $8.31               259,500            74            $7.71      259,500           74           $7.71



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

     On September 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock for aggregate consideration of $110,051 during fiscal 2003. The Company made no such purchases of shares of its common stock during fiscal 2005 and 2004.

NOTE J - RELATED PARTY TRANSACTIONS

     During the fiscal years ended June 30, 2005, 2004 and 2003, the Company recorded sales of $1,065,391, $5,515,450 and $1,910,201, respectively, from a customer, Frequency Electronics, Inc. ("Frequency"). The Company's Chairman of the Board of Directors and President also serves on the Board of Directors of Frequency. Such sales transactions with Frequency are in the normal course of business. Amounts included in accounts receivable from Frequency at June 30, 2005 and 2004 aggregate $206 and $188,720, respectively.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2005, 2004 and 2003


NOTE J - RELATED PARTY TRANSACTIONS (continued)


     A law firm of which one of our directors is a partner in provies legal services on behalf of the Company. Fees paid to such firm amounted to $101,949, $116,411 and $59,200 for the fiscal years ended June 30, 2005,
     2004 and 2003.

     The Company leases office and warehouse facilities lease from a partnership owned by two officers and directors of the Company (See Note
     G). As of June 30, 2005, the Partnership advanced the Company $125,000 to fund the construction of a new LCD Integration Center. This amount is included as a component of accrued expenses and other current liabilities in the accompanying balance sheet.

NOTE K - ACQUISITION

     On June 13, 2003, the Company acquired certain assets of the electronics distribution business of Reptron Electronics, Inc. ("Reptron"), located in Florida. The Company believes that this acquisition has expanded the Company's customer and supplier base. In addition, the Company has recognized certain benefits relating to the synergies in operations and the improved quality of the management team. The total purchase price, including transaction costs, was approximately $9,536,000, of which approximately $5,577,000 was paid in cash and the remaining portion resulted in the Company's assumption of certain liabilities of Reptron. A portion of the purchase price was held in escrow pending the satisfaction of certain conditions, which occurred during fiscal 2004.

     The acquisition has been accounted for as a purchase and the operations of Reptron have been included in the Company's Statement of Operations since the date of acquisition. Included in other assets are the costs of the identifiable intangible assets acquired, principally franchise agreements which are being amortized on a straight-line basis over ten years. The excess of the purchase price and related expenses over the net tangible and identifiable intangible assets acquired initially amounted to approximately $3,236,000, all of which is expected to be tax deductible. During fiscal 2004, the purchase price was $9,536,000 and an adjustment to decrease goodwill by $183,000 was recorded. The purchase price of $9,353,000 and the allocation thereof is now final.


NOTE L - GEOGRAPHIC AND PRODUCT INFORMATION


        Electronic components distribution sales include exports made principally to customers located in Western Europe, Canada, Mexico, and the Far East. For the years ended June 30, 2005, 2004 and 2003, export sales amounted to approximately $80,584,000, $58,028,000 and $57,787,000, respectively. Information pertaining to the Company's operations in individual geographic areas for fiscal years 2005, 2004 and 2003 is not considered material to the financial statements.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2005, 2004 and 2003


   NOTE L - GEOGRAPHIC AND PRODUCT INFORMATION (continued)

   The following table provides information regarding product sales to external customers:


                                                                     Year ended June 30,
                                                              2005           2004            2003
                                                              ----           ----            ----
                                                              ---------- (in thousands) ----------
        Electronic components distribution:
        Semiconductors                                      $ 133,532        $132,259       $116,616
        Flat Panel Displays                                    38,946          51,533         20,334
        Passive components                                     40,106          47,395         53,069
        Electromechanical devices                              19,241          17,913         12,637
                                                               ------          ------         ------

        Total                                               $ 231,825         $249,100      $202,656
                                                              =======          =======       =======


                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2005, 2004 and 2003

        NOTE M - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

On September 20, 2004, the assets and certain liabilities of the contract manufacturing segment were sold (See Note C). Accordingly, the quarterly information provided below has been restated to reflect the results of the discontinued operations for all periods indicated.

                                                         Quarter ended
                                                         -------------
                                   June 30,     March 31,   December 31,   September     June 30,
                                                                              30,
                                     2005          2005         2004          2004         2004
                                     ----          ----         ----          ----         ----

Net sales                          $59,083,327  $60,537,075   $51,967,477  $60,236,637  $57,063,560

Gross profit                     $5,051,526(a)   $6,666,541    $6,581,012   $7,601,372   $8,933,213

Loss from continuing operations   $(1,784,523) $(1,092,847)  $(1,535,466) $(1,014,330)   $(145,573)
(Loss) earnings from discontinued
operations                         $(199,617)                                $766,923     $322,089
Net (loss) earnings               $(1,984,140) $(1,092,847)  $(1,535,466)   $(247,407)    $176,516

Loss from continuing operations
Basic                                  $(0.29)      $(0.17)       $(0.25)      $(0.16)      $(0.02)
Diluted                                $(0.29)      $(0.17)       $(0.25)      $(0.16)      $(0.02)

(Loss) earnings from
discontinued operations
Basic                                  $(0.03)                                   $0.12        $0.05
Diluted                                $(0.03)                                   $0.12        $0.05

(Loss) Earnings Per Share
Basic                                  $(0.32)      $(0.17)       $(0.25)      $(0.04)        $0.03
Diluted                                $(0.32)      $(0.17)       $(0.25)      $(0.04)        $0.03

Basic                                6,267,832    6,264,954     6,262,832    6,203,403    6,185,008
Diluted                              6,267,832    6,264,954     6,262,832    6,203,403    6,185,008


                                         March 31,   December 31,  September 30,

                                            2004          2003         2003
                                            ----          ----         ----

Net sales                               $63,119,859  $61,488,811   $67,425,307

Gross profit                             $8,805,490   $8,294,491    $8,677,996

Loss from continuing operations           $(28,682)   $(592,213)    $(524,600)
(Loss) earnings from discontinued          $157,403     $154,976      $101,029
operations
Net (loss) earnings                        $128,721   $(437,237)    $(423,571)

Loss from continuing operations
Basic                                       $(0.01)      $(0.10)       $(0.09)
Diluted                                     $(0.01)      $(0.10)       $(0.09)

(Loss) earnings from
discontinued operations
Basic                                         $0.03        $0.03         $0.02
Diluted                                       $0.03        $0.03         $0.02

(Loss) Earnings Per Share
Basic                                         $0.02      $(0.07)       $(0.07)
Diluted                                       $0.02      $(0.07)       $(0.07)

Basic                                     5,997,409    5,928,169     5,792,123
Diluted                                   5,997,409    5,928,169     5,792,123



(a) During the fourth quarter of fiscal 2005, an adjustment to increase the reserve for slow-moving and obsolete inventory of $2,182,660 was recorded. The adjustment primarily relates to products that sell due to changes in the U.S. market conditions, and our change in business model, which focuses on core product, that we do not expect to sell at the previous carrying values.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                            ON SUPPLEMENTAL SCHEDULE



Board of Directors and Shareholders
     Jaco Electronics, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Jaco Electronics, Inc. and subsidiaries referred to in our report dated September 7, 2005 (except for Notes A and F(a), as to which the date is September 28, 2005), which is included in this annual report on Form10-K. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Grant Thornton LLP
   ----------------------
GRANT THORNTON LLP

Melville, New York
September 7, 2005


                     Jaco Electronics, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 2005, 2004 and 2003





              Column A                    Column B                  Column C                  Column D            Column E
              --------                    --------         ----------------------------       --------            --------
                                                                    Additions
                                                               ------------------
                                                              (1)             (2)
                                                                            Charged to
                                         Balance at        Charged to          other                              Balance
                                         beginning         costs and        accounts -        Deductions -       at end of
            Description                   of period         expenses         describe           describe           period
            -----------               ------------------   ----------     ------------        -----------        --------

Allowance for doubtful accounts
    Year ended June 30, 2005            $  695,000       $  366,000         $89,000 (a)     $   596,000 (b)     $  554,000
                                         ==========       ==========         ======          ==========    =     =========

    Year ended June 30, 2004            $1,288,000       $  624,000         $10,000 (a)     $ 1,227,000 (b)     $  695,000
                                         =========        ==========         ======          ==========    =     =========

    Year ended June 30, 2003            $1,536,000       $  822,000        $444,000 (a)     $ 1,514,000 (b)      $1,288,000
                                         =========        ==========        =======          ==========    =      =========


Reserve for slow-moving and
   obsolete inventory
    Year ended June 30, 2005             $4,732,000      $2,416,000                         $   273,000 (c)      $6,875,000
                                          =========       =========                          ==========           =========

    Year ended June 30, 2004            $4,632,000       $1,532,000                          $1,432,000 (c)      $4,732,000
                                         =========        =========                           =========    =      =========

    Year ended June 30, 2003            $2,762,000       $2,849,000                         $   979,000 (c)      $4,632,000
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

                             JACO ELECTRONICS, INC.
                             By:/s/ Joel H. Girsky
                                 ----------------------
                         Joel H. Girsky, Chairman of the
                         Board, President and Treasurer

Dated:  September 28, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Name                                    Title                                  Date

/s/ Joel H. Girsky                       Chairman of the Board,                          September 28, 2005
-------------------------------------
Joel H. Girsky                           President and Treasurer
                                        (Principal Executive Officer)

/s/ Jeffrey D. Gash                      Executive Vice President-                       September 28, 2005
-------------------------------------
Jeffrey D. Gash                          Finance and Secretary
                                         (Principal Financial and
                                         Accounting Officer)

/s/ Joseph F. Oliveri                    Vice Chairman of the Board                      September 28, 2005
-------------------------------------
Joseph F. Oliveri                        and Executive Vice President

/s/ Charles B. Girsky                    Executive Vice President and                    September 28, 2005
-------------------------------------
Charles B. Girsky                        Director

/s/ Stephen A. Cohen                                                                     September 28, 2005
-------------------------------------
Stephen A. Cohen                         Director

/s/ Edward M. Frankel                    Director                                        September 28, 2005
-------------------------------------

Edward M. Frankel

/s/ Joseph F. Hickey, Jr.                Director                                        September 28, 2005
-------------------------------------
Joseph F. Hickey, Jr.

/s/ Neil Rappaport                       Director                                        September 28, 2005
-------------------------------------
Neil Rappaport

/s/ Robert J. Waldman                    Director                                        September 28, 2005
-------------------------------------
Robert J. Waldman

