Form 10-K/A
period 2005-06-30
JACO ELECTRONICS INC
filed 2005-10-27
CIK 52971

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

                          Yes: X        No:
                          ------        ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                        Yes:            No: X
                        ------          ------

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                        Yes:            No: X
                        ------          ------

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



                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed on September 28, 2005 (the "Form
10-K") is being filed to amend and restate only the following items of the Form
10-K: Part III, Items 10, 11, 12, 13 and 14. Other than these items, none of the information contained in the Form 10-K has been revised or amended.

                                                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The current directors and executive officers of the Company, their ages, their positions and terms of office with the Company are set forth below.

Name                                                    Age        Position

Joel H. Girsky................................           66        Chairman of the Board, President and Treasurer

Joseph F. Oliveri.............................           56        Vice Chairman of the Board and Executive Vice President

Charles B. Girsky.............................           71        Executive Vice President and Director

Jeffrey D. Gash...............................           53        Executive Vice President, Finance and Secretary

Gary Giordano.................................           48        Executive Vice President

Stephen A. Cohen..............................           68        Director

Edward M. Frankel.............................           67        Director

Joseph F. Hickey, Jr..........................           47        Director

Neil Rappaport................................           59        Director

Robert J. Waldman.............................           70        Director
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

         Stephen A. Cohen has served as a Director since 1970. Since August 1989, he has practiced law as a member of Morrison Cohen, LLP, the Company's outside general counsel.

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

         Neil Rappaport has served as a Director since February 2004 and is a Venture Partner with Windward Ventures, a venture capital firm. Prior to joining Windward Ventures, Mr. Rappaport was Vice President of Sales for Vitesse Semiconductor Corporation. Previously, Mr. Rappaport was national sales manager with Applied Micro Circuits Corporation. He began his career as a design engineer at Hughes Aircraft Company.

         Robert J. Waldman has served as a Director since February 2004 and is President of RJW Associates Inc., a financial and tax consulting firm located in Boynton Beach, Florida. Prior thereto, Mr. Waldman served as senior partner of Horowitz, Waldman, Berretta & Maldow, L.L.P., Woodbury, New York, a certified public accounting firm from 1968 to 2002. He is licensed to practice as a certified public accountant in both New York and in Florida, and has over 45 years of experience in public accounting.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules promulgated thereunder require the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5. Executive officers, directors, and ten percent shareholders are required to furnish the Company with copies of such forms. Based solely on a review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that during its fiscal year ended June 30, 2005 ("Fiscal 2005"), the Company's executive officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

Audit Committee and Audit Committee Expert

     The Company has a separately-designated standing Audit Committee of its Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee currently are Robert J. Waldman, who acts as Chairman of the committee, Edward M. Frankel and Joseph F. Hickey, Jr.

         Our Board of Directors has determined that at least one person serving on the Audit Committee is an "audit committee financial expert" as defined under
Item 401(h) of SEC Regulation S-K. Robert J. Waldman, the Chairman of the Audit Committee, is an "audit committee financial expert" and is independent as defined under applicable rules of the SEC and The Nasdaq Stock Market.


Code of Ethics

         We have adopted a code of ethics within the meaning of Item 406(b) of SEC Regulation S-K, called the "Jaco Electronics, Inc. Code of Business Conduct," which applies to our chief executive officer, chief financial officer, controller and all our other officers, directors and employees. This document is available free of charge on our website at jacoelectronics.com.


Item 11.  Executive Compensation.

Summary of Cash and Certain Other Compensation

         The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal years ended June 30, 2005, 2004 and 2003 by its Chief Executive Officer and each of the Company's other four most highly compensated executive officers during Fiscal 2005 (the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE




                            Annual Compensation (1)                  Long Term Compensation
                            -----------------------                  ----------------------


                                                                          Securities
Name and                                                    Restricted    Underlying        All Other
------------------------                                      Stock        Options/        Compensation
Principal Position        Year   Salary($)   Bonus($)      Awards($)(2)     SARs(#)           ($)(3)
------------------        ----   ---------   --------      ------------     -------           ------

Joel H. Girsky (4)        2005      337,500     --              --            --                53,447
Chairman of the Board     2004      337,500     --              --            --                52,740
President, and Treasurer  2003      337,500     --              --          25,000              60,496


Joseph F. Oliveri         2005      270,000   85,700            --            --                   804
Vice Chairman and         2004      270,000   77,300            --            --                   432
Executive Vice President  2003      270,000  123,200            --          25,000                 414


Charles B. Girsky (4)     2005      225,000    ---             ---            --                  2,495
Executive Vice President  2004      225,000     --              --            --                  3,519
                          2003      225,000                                 25,000                2,344


Jeffrey D. Gash            2005     146,700   15,000            --            --                  2,076
Executive Vice             2004     144,000     --              --            --                  2,187
President, Finance and     2003     144,000    2,700             --         25,000                2,473
Secretary


Gary Giordano             2005      180,000     --              --            --                  1,804
Executive Vice President  2004      180,000     --              --            --                  2,687
                          2003      180,000     --              --          25,000                1,095



1. The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive Officer, the lesser of $50,000 or ten percent of the total annual salary and bonus reported in this table.

2. On June 9, 1997, the Board of Directors awarded an aggregate of 97,500 shares of Common Stock under the Company's Restricted Stock Plan to its executive officers as follows: 37,500 shares of Common Stock to Mr. Joel Girsky, 37,500 shares of Common Stock to Mr. Charles Girsky, 15,000 shares of Common Stock to Mr. Jeffrey Gash and 7,500 shares of Common Stock to Mr. Gary Giordano. The plan was approved by the Company's shareholders on December 9, 1997. The awards vested in one-quarter increments annually and have been adjusted to give effect to the 3-for-2 split of the Common Stock effected on July 24, 2000. Accordingly, as of June 30, 2005, all of the aforementioned awards were vested. The value of the aggregate restricted stock holdings of these individuals at June 30, 2005 was as follows:
     $86,000 for Mr. Joel Girsky, $86,000 for Mr. Charles Girsky, $34,400 for Mr. Jeffrey Gash and $8,600 for Mr. Gary Giordano. These amounts are based upon the fair market value per share of the Company's Common Stock at June 30, 2005, minus the purchase price of such awards. The closing sale price for the Company's Common Stock as of June 30, 2005 on the Nasdaq National Market was $2.96.

3. Includes 401(k) matching contributions, premiums paid on group term life insurance, and, in the case of Mr. Joel Girsky, deferred compensation accrued in connection with his employment agreement with the Company. 401(k) matching contributions for Fiscal 2005 for the Named Executive Officers were as follows: Mr. Joel Girsky - $1,428, Mr. Oliveri - $0, Mr. Charles Girsky - $1,038, Mr. Gash - $1,646 and Mr. Giordano - $1,523. Premiums paid on group term life insurance for Fiscal 2005 for the Named Executives were as follows: Mr. Joel Girsky - $2,019, Mr. Oliveri - $804, Mr. Charles Girsky - $1,457, Mr. Gash - $430 and Mr. Giordano - $281. $50,000 in deferred compensation was accrued in Fiscal 2005 in connection with Mr. Joel Girsky's employment agreement with the Company.

4. Effective July 1, 2005, each of Messrs. Joel Girsky and Charles Girsky voluntarily agreed to an annual base salary reduction of $70,000 and $20,000, respectively, for the fiscal year ending June 30, 2006.



Employment Agreements

The Company entered into a four-year employment agreement with Mr. Joel Girsky, effective as of July 1, 2001, to serve as the Company's Chairman and President. The employment agreement will automatically be extended for additional one-year periods on each anniversary date, unless notice of non-renewal is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is so delivered by either party, Mr. Girsky's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. However, in the event that a notice of non-renewal is delivered by either party at such time as Mr. Girsky is at least 70 years of age, then the employment agreement shall continue for a period of only one year following the anniversary date which follows immediately after the date that such notice is delivered. The employment agreement has been automatically extended for an additional one-year period. Mr. Girsky is entitled to receive a base salary of $375,000 for each fiscal year ending June 30; however, effective October 2001, he (and other Named Executive Officers) voluntarily agreed to a 10% salary reduction, which remains in effect. In addition, he is entitled to receive a cash bonus equal to four percent of the Company's earnings before income taxes for each fiscal year in which such earnings are between $1.0 million and $2.5 million, or six percent of the Company's earnings before income taxes for such fiscal year if such earnings are in excess of $2.5 million, up to a maximum annual cash bonus of $720,000. If the Company's earnings before income taxes are in excess of $12.0 million for any such fiscal year, Mr. Girsky may also receive stock options. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $375,000 if he dies or becomes permanently disabled during the term of the employment agreement. The death benefit of $1.5 million provided for in Mr. Girsky's prior employment agreement was funded by life insurance policies maintained by the Company, which policies have been transferred to Mr. Girsky. Mr. Girsky also receives deferred compensation which accrues at the rate of $50,000 per year, and becomes payable in a lump sum at the cessation of his employment, with or without cause, at any time. In the event of a change in control of the Company, Mr. Girsky will receive 299% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky's base amount, as computed in accordance with Section 280G(d)(4) of the Internal Revenue Code of 1986, as amended (the "Code"). Additionally, upon a change of control, Mr. Girsky's employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Girsky. Commencing upon the termination of Mr. Girsky's employment with the Company, and ending on the later to occur of Mr. Girsky's death or his spouse's death, the Company will permit Mr. Girsky and his spouse, to the extent eligible, to participate in the health and medical benefit program provided by the Company to senior executive officers.

The Company entered into a three-year employment agreement with Joseph F. Oliveri, effective as of June 6, 2000, as amended as of July 1, 2001. The employment agreement will automatically be extended for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. Mr. Oliveri is entitled to receive a base salary at an annual rate of $300,000 however, effective October 2001, he (and the other Named Executive Officers) voluntarily agreed to a 10% salary reduction, which remains in effect. The employment agreement has been automatically extended for three successive one-year periods. In addition, he is entitled to receive a cash bonus equal to two percent of gross profit from certain customers for each twelve-month period beginning June 1, 2000.

The Company entered into a four-year employment agreement with Charles Girsky, effective as of July 1, 2001, to serve as the Company's Executive Vice President. The employment agreement will automatically be extended for additional one-year periods on each anniversary date, unless notice by either party is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is so delivered by either party, Mr. Girsky's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. However, in the event that a notice of non-renewal is delivered at such time as Mr. Girsky is at least 70 years of age, then the employment agreement shall continue for a period of only one year following the anniversary date which follows immediately after the date that such notice is delivered. The employment agreement has been automatically extended for an additional one-year period. Mr. Girsky is entitled to receive a base salary of $250,000 for each fiscal year ending June 30; however, effective October 2001, he (and the other Named Executive Officers) voluntarily agreed to a 10% salary reduction, which remains in effect. In addition, he is entitled to receive a cash bonus equal to two percent of the Company's earnings before income taxes for each fiscal year in which such earnings are between $1.0 million and $2.5 million, or three percent of the Company's earnings before income taxes for such fiscal year if such earnings are in excess of $2.5 million, up to a maximum annual cash bonus of $360,000. If the Company's earnings before income taxes are in excess of $12.0 million for any such fiscal year, Mr. Girsky may also receive stock options. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $250,000 if he dies during the term of the employment agreement. The death benefit of $1.0 million provided for in Mr. Girsky's prior employment agreement was funded by a life insurance policy maintained by the Company, which policy has been transferred to Mr. Girsky. In the event of a change in control of the Company, Mr. Girsky will receive 250% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky's base amount, as computed in accordance with Section 280G(d)(4) of the Code. Additionally, upon a change of control, Mr. Girsky's employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Girsky. Commencing upon the termination of Mr. Girsky's employment with Jaco, and ending on the later to occur of Mr. Girsky's death or his spouse's death, the Company will permit Mr. Girsky and his spouse, to the extent eligible, to participate in the health and medical benefit program provided by the Company to senior executive officers.

The Company entered into a four-year employment agreement with Jeffrey Gash, effective as of July 1, 1998, as amended as of July 1, 2001, to serve as the Company's Executive Vice President of Finance. The employment agreement will automatically be extended for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is delivered by either party, Mr. Gash's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. The employment agreement has been automatically extended for three successive one-year periods. Pursuant to the agreement, as amended, Mr. Gash is entitled to receive a base salary of $160,000 for each fiscal year ending June 30; however, effective October 2001, he (and the other Named Executive Officers) voluntarily agreed to a 10% salary reduction, which remains in effect. In addition, he is entitled to receive a cash bonus as determined by the Board of Directors and the President. Mr. Gash or his estate, as the case may be, is entitled to receive a payment of $750,000 if he dies during the term of the employment agreement. The death benefit is currently being funded by a life insurance policy maintained by the Company. In the event of Mr. Gash's cessation of employment with the Company, upon his request, the Company is obligated to transfer such policy to Mr. Gash. Thereafter, the Company would have no further liability for the payment of such benefit or the premiums on such policy. In the event of a change in control of the Company, Mr. Gash will receive 200% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Gash's base amount, as computed in accordance with Section 280G(d)(4) of the Code. Additionally, upon a change of control, Mr. Gash's employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Gash.

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

Option Grants

         There were no stock options granted during Fiscal Year 2005 to any of the Named Executive Officers.


Option Exercises and Fiscal Year-End Option Values

         The following table provides information concerning stock options exercised during Fiscal 2005 and the number of unexercised options held by the Named Executive Officers as of June 30, 2005. Also reported are the values for unexercised, "in the money" options, which represent the positive spread between the respective exercise prices of such options and the fair market value of the Common Stock as of June 30, 2005.

                 AGGREGATE OPTIONS/SAR EXERCISES IN FISCAL 2005
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                  Number of Securities
                                                                 Underlying Unexercised              Value of Unexercised
                                Shares                           Options/SARs at FY-End          In-the-Money Options/SARs at
                               Acquired        Value                       (#)                         FY-End($)(1)
                             On Exercise       Realized        Exercisable Unexercisable        Exercisable Unexercisable
                             ------------      ---------       -----------  -----------         ----------- -------------
          Name                    (#)             ($)
          ----                    ---             ---

Joel H. Girsky                    --              --                75,000        --                    15,300        --

Joseph F. Oliveri                 --              --                40,000        --                    15,300        --

Charles B. Girsky               15,000          46,800              50,000        --                    15,300        --

Jeffrey D. Gash                 15,000          46,800              40,000        --                    15,300        --

Gary Giordano                     --              --                40,000        --                    15,300        --

(1) Based on the fair market value per share of the Common Stock at year end, minus the exercise or base price on "in-the-money" options. The closing sale price for the Company's Common Stock as of June 30, 2005 on the Nasdaq National Market was $2.96 per share.



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

         As described above under "Executive Compensation -- Employment Agreements," a number of the Executives, including four of five Named Executive Officers, have entered into employment agreements with the Company that provide for fixed amounts of base salary and in some cases, cash bonuses based upon the Company's profitability. For Fiscal 2005, Messrs. Joel Girsky, Charles Girsky and Gary Giordano did not receive cash bonuses, and Messrs. Joseph Oliveri and Jeffrey Gash did receive cash bonuses, as determined in accordance with the terms of their respective employment agreements.

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

Compensation of the Chief Executive Officer

         As described above under "Executive Compensation -- Employment Agreements," the Company has entered into an employment agreement with Joel H. Girsky, our Chairman of the Board and President, pursuant to which Mr. Joel Girsky receives a base salary of $375,000 per fiscal year and an annual incentive cash bonus based on a percentage of the Company's earnings before income taxes, up to a maximum bonus of $720,000 in any fiscal year. Through this incentive bonus arrangement, a substantial portion of Mr. Joel Girsky's cash compensation is specifically linked to the Company's profitability. Because the Company reported a loss from continuing operations in Fiscal 2005, Mr. Girsky was not paid a bonus for Fiscal 2005.

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

                            COMPENSATION COMMITTEE
                            Edward M. Frankel
                            Joseph F. Hickey, Jr., Chairman
                            Neil Rappaport


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During Fiscal 2005, the Compensation Committee of the Board of Directors consisted of Messrs. Frankel, Hickey and Rappaport. No member of this committee was at any time during Fiscal 2005 or at any other time an officer or employee of the Company, and no member had any relationship with the Company requiring disclosure under SEC rules. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Company's Board of Directors or the Compensation Committee during Fiscal 2005.

                       COMPARATIVE STOCK PERFORMANCE GRAPH

         The following is a graph comparing the annual percentage change in the cumulative total shareholder return of the Company's Common Stock with the cumulative total returns of the published Dow Jones US Equity Market Index and Dow Jones US Support Services Index for the Company's last five (5) fiscal years:

                                     [GRAPH]






                                       2000         2001          2002           2003          2004         2005
                                       ----         ----          ----           ----          ----         ----
Jaco Electronics, Inc.                 100.00        41.86         32.05          32.80         41.45        20.18

Dow Jones US Equity Market             100.00        84.89         69.54          70.32         84.65        90.84

Dow Jones US Support Services          100.00        83.53         79.17          71.92         89.77        88.08

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




Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                  The following table sets forth the number and percentage of shares of Common Stock owned as of October 27, 2005 by (i) each director of the Company, (ii) all persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the outstanding shares of Common Stock,
(iii) each of the Company's executive officers, and (iv) all of the Company's directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of Common Stock set forth opposite such person's name, except as otherwise indicated.

                               Aggregate Number of
Name and Address of             Shares Beneficially     Percentage of Shares
Beneficial Owner(1)                  Owned              Beneficially  Owned(2)
-------------------                  -----              ----------------------



Joel H. Girsky                     993,540  (3)            15.7%

Joseph F. Oliveri                   40,000  (4)             **

Charles B. Girsky                  482,461  (5)             7.6%

Stephen A. Cohen                    59,683  (6)             **

Edward M. Frankel                   41,250  (7)             **

Joseph F. Hickey, Jr.               57,750  (8)             **

Jeffrey D. Gash                     72,298  (9)             1.1%

Gary Giordano                       43,750  (10)            **

Robert Waldman                      10,500  (11)            **

Neil Rappaport                       7,500  (12)            **

Dimensional Fund Advisors          388,465  (13)            6.2%
1299 Ocean Avenue
11th Floor
Santa Monica, CA  90401

Royce & Associates, LLC            604,150  (14)            9.6%
1414 Avenue of the Americas
New York, NY  10019

All directors and executive
 officers as a
group (10 persons)                1,808,732  (15)           27.3%
---------------------------------
**       Less than one percent.

(1) Unless otherwise indicated, the address of each person listed is c/o Jaco Electronics, Inc., 145 Oser Avenue, Hauppauge, New York, 11788.


(2) Assumes a base of 6,267,832 shares of Common Stock outstanding, before any consideration is given to outstanding options.

(3) Includes (i) 75,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 2000 Stock Option Plan, and (ii) 37,500 shares of Common Stock awarded under the Company's Restricted Stock Plan.


(4) Includes 40,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 2000 Stock Option Plan.


(5) Includes (i) 319,311 shares of Common Stock owned by the Girsky Family Trust, (ii) 50,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 2000 Stock Option Plan, and (iii) 37,500 shares of Common Stock awarded under the Company's Restricted Stock Plan.


(6) Includes (i) 30,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 2000 Stock Option Plan, and (ii) 22,500 shares of Common Stock held as nominee for the law firm of Morrison Cohen, LLP, of which Mr. Cohen is a partner. Mr. Cohen disclaims beneficial ownership of such 22,500 shares except to the extent of his pecuniary interest therein by virtue of his partnership interest in Morrison Cohen, LLP.


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

(11) Includes 7,500 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 2000 Stock Option Plan.

(12) Includes 7,500 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 2000 Stock Option Plan.

(13) These securities are held in investment advisory accounts of Dimensional Fund Advisors, Inc. This information is based upon an amendment to Schedule 13G filed with the SEC dated February 9, 2005, and information made available to the Company.

(14) The information is based upon an amendment to Schedule 13G filed with the SEC dated January 31, 2005, and information made available to the Company.

(15) Includes 350,000 shares of Common Stock acquirable pursuant to options presently exercisable and 93,750 shares of Common Stock awarded under the Company's Restricted Stock Plan.

Equity Compensation Plan Disclosure

                  The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of June 30, 2005:

                                                                                                       (c)
                                             (a)                         (b)                   Number of Securities
                                     Number of Securities         Weighted-Average           Remaining Available for
                                      To be Issued Upon           Exercise Price of        Future Issuance Under Equity
                                   Exercise of Outstanding           Outstanding          Compensation Plans (Excluding
                                    Options, Warrants and             Options,                      Securities
Plan Category                               Rights               Warrants and Rights          Reflected in Column(a)
-------------------------------    -------------------------    ----------------------    -------------------------------
 Equity compensation plans
(stock  option ) approved by
stockholders                                  532,000                   $4.97                        653,500


                                   -------------------------    ----------------------    -------------------------------

Total                                         532,000                   $4.97                        653,500
                                   =========================    ======================    ===============================

Item 13.  Certain Relationships and Related Transactions.

         During Fiscal 2005, the Company paid approximately $615,000 of rental expenses in connection with the Company's main headquarters, Flat Panel Display integration and centralized inventory distribution facility located in Hauppauge, New York, which was paid to Bemar Realty Company, the owner of such premises. Bemar is a partnership consisting of Messrs. Joel Girsky and Charles Girsky, both of whom are executive officers, directors and principal shareholders of the Company. The lease on the property, which is net of all expenses, including taxes, utilities, insurance, maintenance and repairs, was renewed in December 2003 and expires on December 31, 2013. The Company believes the current rental rate for this facility is at its fair market value. As of June 30, 2005, Bemar advanced the Company $125,000 to fund the construction of a new LCD Integration Center which amount the Company has accrued as a liability.

         During the fiscal years ended June 30, 2005, 2004 and 2003, the Company recorded sales of $1,065,391, $5,515,450 and $1,910,201, respectively, from a customer, Frequency Electronics, Inc. ("Frequency"). Mr. Joel Girsky serves on the Board of Directors of Frequency. Such sales transactions with Frequency are in the normal course of business. Amounts included in accounts receivable from Frequency at June 30, 2005 and 2004 aggregate $206 and $188,720, respectively.

         Stephen A. Cohen, a director of the Company, is a partner of the law firm of Morrison Cohen, LLP, which rendered legal services to the Company during Fiscal 2005 for which the Company was billed aggregate fees that did not exceed 5% of such law firm's annual gross revenues.

         The son-in-law of Mr. Joel Girsky, our Chairman and President, is Douglas Spelfogel, who is a partner of the law firm of Nixon Peabody LLP, which rendered legal services to the Company during Fiscal 2005 for which the Company was billed aggregate fees that did not exceed 5% of such law firm's annual gross revenues.

Item 14.  Principal Accountant Fees and Services.

         Grant Thornton LLP has audited the Company's financial statements annually since the fiscal year ended June 30, 1984.

Audit Fees

         The aggregate fees billed by Grant Thornton LLP for professional services for the audit of the Company's annual consolidated financial statements for the fiscal years 2005 and 2004 and the review of the consolidated financial statements included in the Company's Forms 10-Q for fiscal years 2005 and 2004 were $289,341 and $396,170, respectively.

Audit-Related Fees

         The aggregate fees billed by Grant Thornton LLP for professional services related to the audit of the Company's annual consolidated financial statements for the fiscal years 2005 and 2004 were $20,027 and $42,344, respectively. These services consisted primarily of (i) services rendered in connection with acquisitions and divestitures by the Company, (ii) assistance with regulatory filings and (iii) consultations on the effects of various accounting issues and changes in professional standards.

Tax Fees

         The aggregate fees billed by Grant Thornton LLP for tax services for the fiscal years 2005 and 2004 were $136,687 and $63,917, respectively. These services consisted primarily of tax planning and assistance with the preparation of returns.

All Other Fees

         There were no fees billed by Grant Thornton LLP for other services for the fiscal years 2005 and 2004.

Audit Committee Pre-Approval Policies and Procedures

         The Audit Committee of the Company's Board of Directors pre-approves on an annual basis the audit, audit-related, tax and other non-audit services to be rendered by the Company's accountants based on historical information and anticipated requirements for the following fiscal year. The Audit Committee pre-approves specific types or categories of engagements constituting audit, audit-related, tax and other non-audit services as well as the range of fee amounts corresponding to each such engagement. To the extent that the Company's management believes that a new service or the expansion of a current service provided by the Company's accountants is necessary or desirable, such new or expanded services are presented to the Audit Committee for its review and approval prior to the Company's engagement of its accountants to render such services. The Company's Chief Financial Officer reports regularly to the Audit Committee on the services rendered by the Company's accountants and related fees for audit, audit-related and permitted non-audit services.

         For Fiscal 2005, the Audit Committee has determined that the non-audit services performed by Grant Thornton LLP are compatible with maintaining the independence of Grant Thornton LLP. .


PART IV

Item 15. Exhibits and Financial Statement Schedules.


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

Date:  October 27, 2005
                          JACO ELECTRONICS, INC.


                          By:      /s/ Joel H. Girsky
                                       ----------------------------------------
                                   Joel H. Girsky, Chairman, President and
                                            Treasurer (Principal Executive
                                            Officer)

                          By:      /s/ Jeffrey D. Gash
                                       -----------------------------------------
                                   Jeffrey D. Gash, Executive Vice President -
                                            Finance and Secretary (Principal
                                            Financial and Accounting Officer)

Exhibit No.       Exhibit



31.1      Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2      Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.