Form 10-Q
period 2005-09-30
JACO ELECTRONICS INC
filed 2005-11-14
CIK 52971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes __  No   X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Shares Outstanding at November 11, 2005
                  -----                 ---------------------------------------
Common Stock, $0.10 Par Value      6,267,832 (excluding 659,900 shares held as
                                                    treasury stock)




FORM 10-Q                                                        September 30, 2005
Page 2


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                                JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                September 30,           June 30,
                                                                  2005                    2005
                                                              ---------------          -----------
ASSETS                                                          (UNAUDITED)

Current Assets

         Cash                                                 $    21,483               $   321,423
         Accounts receivable - net                             32,167,650                34,694,811
               Note receivable - current portion                  500,000                       ---
         Inventories - net                                     35,210,983                37,056,949
         Prepaid expenses and other                             1,183,590                 1,035,633
         Deferred income taxes                                  3,217,000                 3,269,000
                                                                ---------                 ---------

                  Total current assets                         72,300,706                76,377,816


Property, plant and equipment - net                             2,073,160                 2,280,809

Deferred income taxes                                           3,393,500                 3,125,000

Excess of cost over net assets acquired - net                  25,416,087                25,416,087

Note receivable                                                 2,250,000                 2,750,000

Other assets                                                    2,228,535                 2,272,701
                                                              -----------               -----------


Total assets                                                 $107,661,988              $112,222,413
                                                             ============              ============







                                See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                                            September 30, 2005
Page 3



                    JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                      September 30,          June 30,
                                                                         2005                  2005
                                                                     ---------------     -------------
 LIABILITIES & SHAREHOLDERS' EQUITY                                    (UNAUDITED)

Current Liabilities

         Accounts payable and accrued expenses                      $ 28,274,500        $ 27,426,106
         Current maturities of long-term debt and
                   capitalized lease obligations                      29,967,668          33,266,185
               Unearned revenue                                         6,344,800          8,285,200
               Income taxes payable                                      ---                  66,354
                                                                    ------------        ------------

         Total current liabilities                                    64,586,968          69,043,845

Long-term debt and capitalized lease obligations                          40,876              57,451

Deferred compensation                                                  1,062,500           1,050,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued                                       ---                  ---
         Common stock - authorized, 20,000,000 shares,
            $.10 par value; 6,927,732 shares issued
           and 6,267,832 shares outstanding                              692,773             692,773
         Additional paid-in capital                                   26,990,374          26,990,374
         Retained earnings                                            16,603,063          16,702,536
         Treasury stock - 659,900 shares at cost                      (2,314,566)         (2,314,566)
                                                                      ----------          -----------
         Total shareholders' equity                                   41,971,644          42,071,117
                                                                      ----------          ----------


         Total liabilities and shareholders' equity                 $107,661,988        $112,222,413
                                                                    ============        ============




                  See accompanying notes to condensed consolidated financial statements.





FORM 10-Q                                                                            September 30, 2005
Page 4

                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                   2005                 2004
                                                               --------------       -------------


Net sales                                                        $ 52,461,032        $ 60,236,637
Cost of goods sold                                                 45,343,614          52,635,265
                                                                   ----------          ----------

         Gross profit                                               7,117,418           7,601,372

Selling, general and administrative expenses                        6,842,344           8,688,497
                                                                 ------------        ------------

         Operating profit (loss)                                      275,074         (1,087,125)

Interest expense                                                      565,613             361,905
                                                                 ------------        ------------

         Loss from continuing operations
            before income taxes                                     (290,539)         (1,449,030)

Income tax benefit                                                  (191,066)           (434,700)
                                                                 ------------        ------------

         Loss from continuing operations                             (99,473)         (1,014,330)

Discontinued operations:
Loss from discontinued operations, net of income
    tax benefit of $39,800                                            ---                 (63,652)
Gain on sale of net assets of subsidiary, net of income
    tax provision of $518,500                                         ---                 830,575
                                                                   --------               -------
Earnings from discontinued operations                                                     766,923
                                                                   --------               -------

         NET LOSS                                                $   (99,473)        $  (247,407)
                                                                 ============        ============

PER SHARE INFORMATION
Basic and diluted (loss) earnings per common share:

Loss from continuing operations                                       $(0.02)             $(0.16)

Earnings from discontinued operations                                   ---               $  0.12
                                                                   ---------         -----------


Net loss                                                              $(0.02)             $(0.04)
                                                                      =======             =======

Weighted-average common shares and common equivalent shares outstanding:

         Basic and Diluted                                          6,267,832           6,203,403
                                                                 ============        ============

            See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                                                September 30, 2005
Page 5




                                  JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                         IN SHAREHOLDERS' EQUITY
                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                 (UNAUDITED)





                                                                    Additional                                              Total
                                               Common stock           paid-in         Retained         Treasury       shareholders'
                                        Shares       Amount           capital         earnings            stock           equity
                               --------------- -------------- ----------------  ---------------- --------------- -----------------


Balance at July 1, 2005             6,927,732      $ 692,773     $ 26,990,374      $ 16,702,536    $ (2,314,566)     $ 42,071,117

Net loss                                                                                (99,473)                          (99,473)

                               --------------- -------------- ----------------  ---------------- --------------- -----------------

Balance at September 30, 2005       6,927,732      $ 692,773     $ 26,990,374      $ 16,603,063    $ (2,314,566)     $ 41,971,644
                               =============== ============== ================  ================ =============== =================



                         See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                               September 30, 2005
Page 6

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)
                                                                      2005             2004
                                                                  --------------   --------------

Cash flows from operating activities
      Net loss                                                        $ (99,473)      $ (247,407)
      Loss from discontinued operations                                       -           63,652
      Gain on sale of subsidiary                                              -         (830,575)
                                                                  --------------   --------------
      Loss from continuing operations                                   (99,473)      (1,014,330)

Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities
          Depreciation  and amortization                                270,919          283,055
          Deferred compensation                                          12,500           12,500
          Deferred income tax benefit                                  (216,500)        (102,000)
          Provision for doubtful accounts                                     -          197,800
          Changes in operating assets and liabilities
             Decrease (increase) in operating assets - net            4,226,579       (3,968,782)
             Decrease in operating liabilities - net                 (1,158,360)        (456,997)
                                                                  --------------   --------------

          Net cash provided by (used in) continuing operations        3,035,665       (5,048,754)
          Net cash used in discontinuing operations                           -         (447,716)
                                                                  --------------   --------------

          Net cash provided by (used in) operating activities         3,035,665       (5,496,470)
                                                                  --------------   --------------

Cash flows from investing activities
        Purchase of marketable securities                                    -           (1,912)
        Capital expenditures                                           (20,513)         (51,057)
        Proceeds from sale of assets of a subsidiary
           net of transaction costs                                          -         9,070,000
                                                                  --------------   --------------

          Net cash (used in) provided by continuing operations          (20,513)       9,017,031
          Net cash used in discontinuing operations                           -          (57,855)
                                                                  --------------   --------------

         Net cash (used in) provided by investing activities            (20,513)       8,959,176
                                                                  --------------   --------------

Cash flows from financing activities
          Borrowings under line of credit                            50,659,893       65,966,491
          Repayments under line of credit                           (53,960,466)     (69,930,263)
          Principal payments under equipment financing
             and term loans                                             (14,519)         (16,781)
          Proceeds from exercise of stock options                             -          168,750
                                                                  --------------   --------------

          Net cash used in continuing operations                     (3,315,092)      (3,811,803)
          Net cash used in discontinuing operations                           -         (102,893)
                                                                  --------------   --------------

          Net cash used in financing activities                      (3,315,092)      (3,914,696)
                                                                  --------------   --------------

          NET DECREASE IN CASH                                         (299,940)        (451,990)
                                                                  --------------   --------------

Cash at beginning of period                                             321,423          552,655
                                                                  --------------   --------------

Cash at end of period                                                  $ 21,483        $ 100,665
                                                                  ==============   ==============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
         Interest                                                     $ 589,000        $ 477,000
         Income taxes                                                    94,000           11,000

Supplemental schedule of non-cash financing and
    investing activities:
        Note receivable, received in conjunction with the
        sale of assets of a subsidiary                                               $ 2,750,000

    See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                     September 30, 2005
Page 7

                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations of Jaco Electronics, Inc. and its subsidiaries ("Jaco" or the "Company") at the end of and for all the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 2005 and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2005. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. There have been no changes to the Company's significant accounting policies subsequent to June 30, 2005, except as disclosed in Note 7.

2) The Company incurred net losses of approximately $99,000 and $247,000 during the three months ended September 30, 2005 and 2004, respectively. The Company incurred a net loss of approximately $4,860,000 during the fiscal year ended June 30, 2005. The Company also utilized approximately $5,035,000 of cash in operations during the fiscal year ended June 30, 2005. At September 30, 2005, the Company had cash of approximately $21,000 and working capital of approximately $7,714,000, as compared to cash of approximately $321,000 and working capital of approximately $7,334,000 at June 30, 2005.
         As discussed further in Note 4, the Company maintains a secured revolving line of credit, which provides the Company with bank financing based upon eligible accounts receivable and inventory, as defined. At June 30, 2005, the Company was in violation of certain financial covenants contained in the credit agreement. On September 28, 2005, the Company received a waiver of these covenants from its lenders for the quarter ended June 30, 2005 and amended the terms of the financial covenants for the remaining term of the agreement. As of September 30, 2005, we were in compliance will all of our covenants. Starting with the week ended October 28, 2005, we failed to be in compliance with our four week sales covenant. On November 14, 2005, we received a waiver from our lenders to waive our non-compliance. In recent periods, the Company has had difficulty remaining in compliance with certain of its financial covenants and has been required to obtain waivers and make further amendments to the credit agreement to cure such non-compliance.
         Management believes that the implementation of its plan for cost containment, improved operating controls, paring back of unprofitable product lines, and a focused sales and marketing effort should improve results from operations and cash flows in the near term. Achievement of this plan, however, will be dependent upon the Company's ability to generate sufficient revenues, decrease operating costs and improve trade support levels consistent with this plan, and remain in compliance with its bank covenants. The Company's future operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company will be able to achieve these goals. The Company's failure to achieve these goals or remain in compliance with its bank covenants would have a material adverse effect upon its business, financial condition and results of operations.

3) On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for consideration of up to $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus allows the Company to focus its resources on its core electronics distribution business. Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was used to repay a portion of the outstanding borrowings under the Company's line of credit (See Note 4). The balance of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from

FORM 10-Q                                                     September 30, 2005
Page 8


$156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted. In accordance with the purchase agreement, the Company determined that it was owed an additional $500,000 pursuant to a working capital adjustment provided for in the agreement, which has been recorded in the Company's financial statements. The Purchaser has disputed the Company's claim to the working capital adjustment and has informed the Company that it believes that the Company owes a $500,000 working capital adjustment to the purchaser. Since this dispute remains unresolved, there has to date been no purchase price adjustment between the Company and Sagamore. Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate. As of September 30, 2005, the Company has not earned any of the additional consideration.
         Pursuant to the purchase agreement, the purchaser has also entered into a contract that designates the Company as a key supplier of electronic components to Nexus for a period of five years following the closing date. The Company's sales to Nexus were approximately $88,000 for the three months ended September 30, 2005, as compared to $17,000 for the three months ended September 30, 2004, subsequent to the date of sale.
          As a result of the sale of Nexus, the Company no longer engages in contract manufacturing. In accordance with the provisions of SFAS No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company has accounted for the results of operations of Nexus as discontinued in the accompanying consolidated statements of operations.

A summary of operating results of Nexus for the three months ended September 30, 2004 were as follows:

                                                 Three Months Ended
                                                    September 30,
                                                -------------------
                                                    2004

Net sales                                          $5,208,184

Loss before income taxes                          $ (103,452)


4) To provide additional liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association providing for a $50,000,000 revolving secured line of credit. This credit facility has a maturity date of December 31, 2006. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At September 30, 2005, the outstanding balance on this revolving line of credit facility was $29.9 million, with an additional $3.1 million available. The Company has outstanding a $1.5 million stand-by letter of credit on behalf of a certain vendor. The interest rate on the outstanding borrowings at September 30, 2005 was approximately 7.45%.
         Under the credit agreement, as amended, the Company is required to comply with the following financial covenants: maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.0 to 1.0 for the six months ending December 31, 2005, 1.2 to 1.0 for the nine months ending March 31, 2006, and 1.3 to 1.0 for the twelve months ending June 30, 2006 and for each of the twelve months ending each quarterly period thereafter; maintain Operating Cash Flow (as defined therein) for the quarterly period ending September 30, 2005 of not less than $475,000; maintain minimum Net Worth (as defined therein), commencing August 31, 2005, of not less than $40,500,000, increasing as of the end of each fiscal quarter thereafter by 65% of the net profit for such quarter, if any, reduced by the amount of specified Special Charges and Write-offs (as defined therein); maintain actual sales of not less than 85% of projected sales for each four-week period on a rolling basis for the previous four calendar weeks; and a limitation on capital

FORM 10-Q                                                    September 30, 2005
Page 9


expenditures of $300,000 for the fiscal year ending June 30, 2006 and for each fiscal year thereafter. The credit agreement also restricts the Company's ability to pay dividends.The credit agreement also includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility. Accordingly, this debt is classified as a current liability.

     On September 28, 2005, the Company's credit facility was amended to waive its non-compliance with certain bank covenants, including minimum Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and minimum Net Worth, for the quarter ended June 30, 2005. The Company's credit facility was also amended to reduce the maximum loan amount from $50,000,000 to $40,000,000, and modify the existing covenants and add additional covenants, including, among other things, (i) modify the Availability Formula, (ii) reset existing covenants for Fixed Charge Coverage Ratio, minimum Net Worth and Capital Expenditures (each as defined therein), and (iii) and add a new covenant regarding maintenance of Operating Cash Flow, which replaced its former bank covenant regarding minimum EBITDA.

          As of September 30, 2005, the Company was in compliance with all of its bank covenants. Commencing with the week ended October 28, 2005, the Company failed to be in compliance with its four week minimum sales covenant. On November 14, 2005, the Company received a waiver from its lenders to cure its non-compliance.
         In the event that in the future we were to fail to remain in compliance with our bank covenants and were not able to obtain an amendment or waiver with respect to such noncompliance, the lenders under our credit facility could declare us to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/or limit the Company's ability to borrow additional amounts under the facility. If we did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

5) On September 18, 2001, the Company's Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock from November 5, 2002 through February 21, 2003 for aggregate consideration of $110,051. However, no such repurchases of common stock were made during the three months ended September 30, 2005.

6) Total comprehensive loss and its components for the three months ended September 30, 2005 and 2004 are as follows:

                                                      Three Months Ended
                                                         September 30,
                                                -------------------------------
                                                     2005               2004
                                                --------------     -------------

Net loss                                           $ (99,473)        $ (247,407)

Unrealized loss
  on marketable securities                                              (11,147)


Deferred tax benefit                                                       4,000
                                                --------------     -------------


Comprehensive loss                                 $ (99,473)        $ (254,554)
                                                   ==========        ===========

FORM 10-Q                                                    September 30, 2005
Page 10


7) In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the "1993 Non-Qualified Stock Option Plan," hereinafter referred to as the "1993 Plan." The Board of Directors or the Compensation Committee of the Board is responsible for the granting and pricing of options under the 1993 Plan. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. In December 1997, the shareholders of the Company approved an increase in the amount of shares reserved for issuance under the 1993 plan to 900,000 from 440,000, of which there are no outstanding options at September 30, 2005.

In October 2000, the Board of Directors approved the adoption of the "2000 Stock Option Plan," hereinafter referred to as the "2000 Plan." The 2000 Plan provided for the grant of up to 600,000 incentive stock options ("ISOs") and nonqualified stock options ("NQSOs") to employees, officers, directors, consultants and advisers of the Company. In December 2004, the shareholders of the Company approved an increase in the amount of shares reserved for issuance under the 2000 plan to 1,200,000. The Board of Directors or the Compensation Committee of the Board is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. In the case of ISOs granted to shareholders owning more than 10% of the Company's voting securities, the exercise price shall be no less than 110% of the fair market value of the Company's common stock on the date of grant. All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option. Under the 2000 Plan, 1,200,000 shares of the Company's common stock are reserved, of which 532,000 are outstanding at September 30, 2005.

     Through June 30, 2005, the Company accounted for our two stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Under APB No. 25, compensation expense was only recognized when the market value of the underlying stock at the date of grant exceeded the amount an employee must pay to acquire the stock. Since all stock options granted under our plans were to employees, officers or independent directors, and since all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant, no compensation expense had been recognized in the Company's consolidated financial statements in connection with employee stock option grants.

     Effective July 1, 2005, the Company adopted SFAS No. 123R, "Share Based Payment" ("SFAS 123(R)"), which requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period. The Company used the modified-prospective-transition method. Under this transition method, stock-based compensation cost to be recognized in the quarter ended September 30, 2005 includes: (a) compensation cost for all unvested stock-based awards as of July 1, 2005 that were granted prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards to be granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

         Since no stock options were granted during the quarter ended September 30, 2005, no previously issued stock options were modified during the quarter ended September 30, 2005 and there were no unvested stock options outstanding as of July 1, 2005, the adoption of SFAS 123(R) had no current impact on the Company's financial position, results of operations or cash flows. To the extent that new stock options are granted or previously issued stock options are modified in the future, the adoption of SFAS 123(R) will have an impact on the Company's financial position, results of operations or cash flows.

Determining Fair Value
Valuation and Amortization Method--The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

FORM 10-Q                                                     September 30, 2005
Page 11

Expected Term--The Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
Expected Volatility--Stock-based payments made prior to July 1, 2005 were accounted for using the intrinsic value method under APB 25. The fair value of stock based payments made subsequent to June 30, 2005 will be valued using the Black-Scholes valuation method with a volatility factor based on the Company's historical stock trading history.
Risk-Free Interest Rate--The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term. Estimated Forfeitures--When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.
Fair Value-- The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the three months ended September 30, 2005 and 2004.
         Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee's exercises of stock options over the stock-based compensation cost recognized for those options) will be classified as financing cash flows. During the three months ended September 30, 2005, the Company did not record any tax benefits from deductions resulting from the exercise of stock options.
         For the three months ended September 30, 2005, there were no stock options granted and no stock option expense for stock options vesting during the period reported in net loss.

Pro-forma Disclosures
The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for the prior period presented:


                                                   Three Months Ended
                                                       September 30,
                                                --------------------------
                                                      2004
                                                --------------

Net loss, as reported                             $ (247,407)

Deduct: Total stock-based employee
   compensation expense determined under the
   fair value based method for all awards, net
   of  related tax effects                           (71,911)
                                                --------------

Pro forma net loss                                 $(319,318)
                                                ==============

Net loss per common share:

           Basic - as reported                        $(0.04)
                                                ==============
           Basic - pro forma                          $(0.05)
                                                ==============
           Diluted - as reported                      $(0.04)
                                                ==============
           Diluted - pro forma                        $(0.05)
                                                ==============


FORM 10-Q                                                    September 30, 2005
Page 12

Summary of Stock Option Activity
The Company issues new shares of common stock upon exercise of stock options.
The following is a summary of option activity for our stock option plans:


                                                                                       Weighted-
                                                                     Weighted-          Average
                                                                      Average          Remaining
                                                       Options        Exercise        Contractual
                                                     Outstanding       Price          Term(months)

                                                  --------------------------------  --------------
Employee Stock Option Plans:
Shares outstanding at June 30, 2005                    532,000          $4.97
Granted
Exercised
Canceled
                                                  --------------------------------  -----------------

Shares outstanding at September 30, 2005               532,000          $4.97              78
                                                  --------------------------------  -----------------
 Shares exercisable at September 30, 2005              532,000          $4.97              78

8) The weighted average common shares outstanding, net of treasury shares, used in the Company's basic and diluted loss per share computations on its condensed consolidated statements of operations were 6,267,832 and 6,203,403 for the three months ended September 30, 2005 and 2004, respectively. Excluded from the calculation of loss per share are outstanding options to purchase 532,000 and 677,250 shares of the Company's common stock, representing all outstanding options for the three months ended September 30, 2005 and 2004, respectively, as their inclusion would have been antidilutive. Common stock equivalents for stock options are calculated using the treasury stock method.

9) The Company is a party to various legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's business, results of operations or financial position.

10) During the three months ended September 30, 2005 and 2004, the Company recorded sales of $6,037 and $1,040,127, respectively, from a customer, Frequency Electronics, Inc. ("Frequency"). The Company's Chairman of the Board of Directors and President serves on the Board of Directors of Frequency. Such sales transactions with Frequency are in the normal course of business. Amounts included in accounts receivable from Frequency at September 30, 2005 and June 30, 2005 aggregate $2,294 and $206, respectively.
         A law firm of which one of our directors is a partner provides legal services on behalf of the Company. Fees paid to such firm amounted to $59,974 for the three months ended September 30, 2005. There were no fees paid to such firm for the three months ended September 30, 2004.
         The son-in-law of the Company's Chairman and President is a partner of a law firm which provides legal services on behalf of the Company. Fees paid to such firm amounted to $58,013 and $62,077 for the three months ended September 30, 2005 and 2004, respectively.
             The Company leases office and warehouse facilities lease from a partnership owned by two officers and directors of the Company. As of September 30, 2005, the Partnership advanced the Company $125,000 to fund the construction of a new LCD Integration Center, which amount the Company has accrued as a liability in the accompanying balance sheet.

FORM 10-Q                                                    September 30, 2005
Page 13


11) At September 30, 2005, the Company had approximately $6,345,000 of unearned revenue recorded as a current liability in the accompanying condensed consolidated financial statements. The Company purchased inventory to fulfill an existing sales order with a certain customer under an arrangement whereby the Company has collected the amount due related to this order; however, at the customer's request, shipment has not been made and the inventory remains in the Company's warehouse for future delivery, and is included on the Company's balance sheet as of September 30, 2005. The Company will recognize revenue as the product is shipped to the customer and title is transferred.

12) In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43" ("SFAS No. 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial statements.

13) In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29" ("SFAS No. 153") SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's consolidated financial statements.

14) In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on the consolidated financial statements.

FORM 10-Q                                                    September 30, 2005
Page 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this report and in other written or oral statements made by us from time to time, forward-looking statements include, without limitation, statements regarding our financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "estimates", "intends", "plans" or similar language. Although we believe that the expectations in these forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which are subject to change and/or beyond our control, that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by us of results that actually will be achieved. For a discussion of certain potential factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements, see "Forward-Looking Statements" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as amended, and our other periodic reports and documents filed with the Securities and Exchange Commission.

GENERAL

         Jaco is a leading distributor of active and passive electronic components to industrial OEMs that are used in the manufacture and assembly of electronic products in such industries as telecommunications, medical devices, computers and office equipment, military/aerospace, and automotive and consumer electronics. Products distributed by the Company include semiconductors, flat panel displays, capacitors, resistors, electromechanical devices and power supplies. We have expanded our flat panel display value-added capabilities, through the completion of our new in-house integration center in February 2005. This new in-house integration center allows us to provide optimized and efficient design solutions, optical enhancements, and touchscreen integrations, as well as the manufacture of flat panel display sub-assemblies and complete displays for commercial, industrial, and military applications.

Critical Accounting Policies and Estimates

     We have disclosed in Note A to our consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as amended, those accounting policies that we consider to be significant in determining our results of operations and financial position. There have been no material changes to the critical accounting policies previously identified and described in our 2005 Form 10-K, except for the adoption of SFAS 123(R) as disclosed in Note 7 of the Notes to Condensed Financial Statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

FORM 10-Q                                                     September 30, 2005
Page 15



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

New Accounting  Standards


         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43" ("SFAS No. 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial statements.
         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29" ("SFAS No. 153") SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's consolidated financial statements.
         In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on the consolidated financial statements.

FORM 10-Q                                                     September 30, 2005
Page 16



Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:

                                                 Three Months Ended
                                                    September 30,
                                           ------------------------------

                                              2005               2004
                                           ----------         ----------
Net sales                                        100.0%             100.0%
Cost of goods sold                                86.4               87.4
                                           ----------         ----------

Gross profit                                      13.6               12.6
Selling, general and
  administrative expenses                         13.1               14.4
                                           ----------         ----------

Operating profit (loss)                            0.5              (1.8)
Interest expense                                   1.1               0.6
                                           ----------         ----------

Loss from continuing operations
   before income taxes                           (0.6)              (2.4)
Income tax benefit                               (0.4)              (0.7)
                                           ----------         ----------

Loss from continuing operations                  (0.2)              (1.7)
Loss from discontinued operations, net of
income taxes                                                        (0.1)
Gain on sale of net assets of subsidiary,
net of income taxes                                                  1.4
                                           ----------         ----------

Net loss                                         (0.2) %            (0.4) %
                                           ==========         ==========


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

Results from Continuing Operations:

          Net sales for the three months ended September 30, 2005 were $52.5 million, a decrease of $7.8 million, or 12.9%, compared to $60.2 million for the three months ended September 30, 2004. The decrease was primarily due to an approximate $5.2 million reduction in semiconductor sales for the three months ended September 30, 2005, as compared to the same period last fiscal year. Semiconductors are price sensitive. They tend to be volatile as to pricing in the U.S. and off-shore. Recently, pricing has been more competitive off-shore making us less competitive. We have seen our customers outsource their manufacturing requirements to the Far East to benefit from lower costs. Accordingly, we have changed our marketing plan to support the business in the United States and have made changes to better serve our existing customer base. We have been increasing our quote group, which enables us to be more responsive to the mid-level contract manufacturers. We have changed our marketing efforts to focus on those core lines where we believe we can increase our sales. This includes products such as flat panel displays ("FPD"), semiconductors, power supplies and printer heads. To further enhance our value-added

FORM 10-Q                                                     September 30, 2005
Page 17



capabilities, during the quarter ended March 31, 2005, we opened in our Hauppauge, New York facility an in-house FPD integration center. With its technologically advanced design capabilities, we believe this facility enables us to offer a full solution sell to our customers. Our ability to grow sales will be partially dependent on our ability to increase FPD sales. In addition to the integration center, we have made other efforts to increase this business, such as increasing our design capabilities. FPD product represented 23.6% of our net sales for the three months ended September 30, 2005, as compared to approximately 21.4% for the three months ended September 30, 2004. Semiconductor sales represented 52.1% of our net sales for the three months ended September 30, 2005, as compared to 53.9% for the three months ended September 30, 2004. Passive components, which are primarily capacitors and resistors, represented 15.7% of our net sales for the three months ended September 30, 2005, as compared to 17.1% for the three months ended September 30, 2004. Electromechanical products, including relays, printer heads and power supplies, represented 8.6% of our net sales for the three months ended September 30, 2005, as compared to 7.6% for the three months ended September 30, 2004. We believe the electromechanical product line, with its higher selling prices, still has a viable market in the United States. Primarily through our logistics programs with global contract manufacturers, which consist of inventory management and warehousing capabilities, our export sales represented approximately 32% of our net sales for the three months ended September 30, 2005, as compared to 22% for the three months ended September 30, 2004. Most of these sales derived from business that we were able to maintain as it transitioned from the United States to the Far East. We believe we can expand our business with these customers based on our successful existing relationships with them. In addition, we are continuing to search for a strategic alliance or partner in the Far East to potentially allow us to expand more rapidly in this growing market.
               Gross profit was $7.1 million, or 13.6% of net sales, for the three months ended September 30, 2005, as compared to $7.6 million, or 12.6% of net sales, for the three months ended September 30, 2004. Management considers gross profit to be a key performance indicator in managing our business. Gross product margins are usually a factor of the product mix and demand for product. We believe the increase in gross profit margin percentage is a result of our re-focused marketing efforts and the fact that pricing for many of our products has not decreased as readily as in recent periods. As discussed above, the Company conducts a large amount of business through its logistic programs that support global contract manufacturers. This business constitutes lower-end value-added services that tend to be at lower margins. In addition, demand and pricing for our products have been, and in the future may continue to be, adversely affected by industry-wide trends and other events beyond our control.
         Selling, general and administrative ("SG&A") expenses were $6.8 million, or 13.1% of net sales, for the three months ended September 30, 2005, as compared to $8.7 million, or 14.4% of net sales, for the three months ended September 30, 2004, representing a $1.8 million, or 21.2% decrease also. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business. We have continued to reduce our costs by focusing our costs on our core business areas while reducing them in non-strategic areas. This approach has allowed us to lower SG&A while maintaining the necessary infrastructure to support our customers. We have also been able to reduce payroll and payroll related costs by approximately $1.2 million for the three months ended September 30, 2005, as compared to the same period last fiscal year. We continue to carefully review all spending.
         Interest expense was $0.6 million for the three months ended September 30, 2005, as compared to $0.4 million for the same period last fiscal year. While we have been able to reduce our bank borrowings compared to last fiscal year, interest expense has increased as a result of higher borrowing rates primarily due to continuing increases in the federal lending rates during the last four quarters. Continuing increases in borrowing rates would increase our interest expense, which would have a negative effect on our results of operations.
         Net loss from continuing operations for the three months ended September 30, 2005 was $0.1 million, or $0.02 per diluted share, as compared to a net loss from continuing operations of $1.0 million, or $0.16 per diluted share, for the three months ended September 30, 2004. Our net loss for the three months ended September 30, 2005 was significantly reduced as compared to the same period of the prior fiscal year primarily because of our ability to reduce SG&A and increase gross profit margins.

FORM 10-Q                                                     September 30, 2005
Page 18


Discontinued Operations:

         On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for consideration of up to $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus allows the Company to focus its resources on its core electronics distribution business. Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. The balance of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted.
         Net earnings from these discontinued operations for the three months ended September 30, 2004 was $767,000, or $0.12 per diluted share. The earnings from these discontinued operations for the three months ended September 30, 2004, was primarily due to the gain on sale of our Nexus subsidiary of $831,000. This was patially offset by loss from operations of our Nexus subsidiary of $64,000 through the date of sale.

Combined Net Loss:

         The net loss from both the continuing and discontinued operations for the three months ended September 30, 2005 was $0.1 million, or $0.02 per diluted share, as compared to $0.2 million, or $0.04 per diluted share for the three months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES


         To provide additional liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association providing for a $50,000,000 revolving secured line of credit. This credit facility has a maturity date of December 31, 2006. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At September 30, 2005, the outstanding balance on this revolving line of credit facility was $29.9 million, with an additional $3.1 million available. The Company has outstanding a $1.5 million stand-by letter of credit on behalf of a certain vendor. The interest rate on the outstanding borrowings at September 30, 2005 was approximately 7.45%.
         Under the credit agreement, as amended, the Company is required to comply with the following financial covenants: maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.0 to 1.0 for the six months ending December 31, 2005, 1.2 to 1.0 for the nine months ending March 31, 2006, and 1.3 to 1.0 for the twelve months ending June 30, 2006 and for each of the twelve months ending each quarterly period thereafter; maintain Operating Cash Flow (as defined therein) for the quarterly period ending September 30, 2005 of not less than $475,000; maintain minimum Net Worth (as defined therein), commencing August 31, 2005, of not less than $40,500,000, increasing as of the end of each fiscal quarter thereafter by 65% of the net profit for such quarter, if any, reduced by the amount of specified Special Charges and Write-offs (as defined therein); maintain actual sales of not less than 85% of projected sales for each four week period on a rolling basis for the previous four calendar weeks; and a limitation on capital expenditures of $300,000 for the fiscal year ending June 30, 2006 and for each fiscal year thereafter. The credit agreement also restricts the Company's ability to pay dividends.

FORM 10-Q                                                     September 30, 2005
Page 19


         The credit agreement also includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility. Accordingly, this debt is classified as a current liability.
         On September 28, 2005, the Company's credit facility was amended to waive its non-compliance with certain bank covenants, including minimum EBITDA and minimum Net Worth, for the quarter ended June 30, 2005. The Company's credit facility was also amended to reduce the maximum loan amount from $50,000,000 to $40,000,000, and modify the existing covenants and add additional covenants, including, among other things, (i) modify the Availability Formula, (ii) reset existing covenants for Fixed Charge Coverage Ratio, minimum Net Worth and Capital Expenditures (each as defined therein), and (iii) and add a new covenant regarding maintenance of Operating Cash Flow, which replaced its former bank covenant regarding minimum EBITDA.
          As of September 30, 2005, the Company was in compliance with all of its bank covenants. Commencing with the week ended October 28, 2005, the Company failed to be in compliance with its four week minimum sales covenant. On November 14, 2005, the Company received a waiver from its lenders to cure its non-compliance.
         At September 30, 2005, the Company had cash of approximately $21,000 and working capital of approximately $7,714,000, as compared to cash of approximately $321,000 and working capital of approximately $7,334,000 at June 30, 2005. As described above, our credit agreement requires our cash generated from operations to be applied directly to the prepayment of indebtedness under our credit facility.
         For the three months ended September 30, 2005, our net cash provided by operating activities was approximately $3.0 million, as compared to net cash used in operating activities of $5.5 million for the three months ended September 30, 2004. The increase in net cash provided by operating activities is primarily attributable to a decrease in our accounts receivable and inventory for the three months ended September 30, 2005, as compared to an increase in our accounts receivable for the three months ended September 30, 2004. Net cash used in investing activities was approximately $0.1 million for the three months ended September 30, 2005 as compared to net cash provided by investing activities of $9.0 million for the three months ended September 30, 2004. The decrease in net cash provided by is primarily attributable to $9.1 million in proceeds we received from our sale of substantially all of the assets of Nexus in September 2004. Net cash used in financing activities was approximately $3.3 million for the three months ended September 30, 2005 as compared to $3.9 million for the three months ended September 30, 2004. The decrease in net cash used is primarily attributable to the increase in net borrowings under our credit facility of approximately $0.7 million.
         For the three months ended September 30, 2005 and 2004, our inventory turnover was 5.0 times and 5.7 times, respectively. The average days outstanding of our accounts receivable at September 30, 2005 was 58 days, as compared to 57 days at September 30, 2004. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.
           Based upon our present plans, including no anticipated material capital expenditures, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs, and remaining in compliance with our bank covenants. Historically, we have, when necessary, been able to obtain amendments to our credit facilities to satisfy instances of non-compliance with financial covenants. While we cannot assure that any such future amendments, if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources. In the event that in the future we are unable to obtain such an amendment or waiver of our non-compliance with our financial covenants, the lenders under our credit facility could declare us to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/ or limit the Company's ability to borrow additional amounts under the facility. If we did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

FORM 10-Q                                                    September 30, 2005
Page 20




Contractual Obligations

         This table summarizes our known contractual obligations and commercial commitments at September 30, 2005.

                                 Total          < 1 Year      1 to 3 Years    3 to 5 Years     > 5 Years
                             --------------- --------------- --------------- ---------------- --------------

         Bank Debt               29,904,538      29,904,538
         Capital Lease              115,929          73,218           42,711
         Operating Lease          8,248,355       1,486,845        2,282,188       1,616,776      2,862,546
                             --------------- --------------- --------------- ---------------- --------------

         Total                   38,268,822      31,464,601        2,324,899       1,616,776      2,862,546
                             =============== =============== =============== ================ ==============




Inflation

         Inflation has not had a significant impact on our operations during the last three fiscal years.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at a variable rate dependent upon either the prime rate, federal funds rate or the LIBOR rate ("rates"). At October 31, 2005, $25.1 million was outstanding under the credit facility. Changes in any of the rates during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the rate will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on the amount of outstanding borrowings at October 31, 2005. The impact of interest rate fluctuations on our other floating rate debt is not material.

Item 4. Controls and Procedures.

         An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of September 30, 2005. Based upon that evaluation, the Company's management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-Q                                                    September 30, 2005
Page 21


PART II - OTHER INFORMATION



Item 6.          Exhibits

                (a) Exhibit 10.23.6 - Waiver #6 to Third Restated and
                    Amended Loan and Security Agreement dated November 14 , 2005, by and among GMAC Commercial Finance LLC, as Lender and as Agent, PNC Bank, National Association, as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc. and Interface Electronics Corp.

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

November 14, 2005
                                     JACO ELECTRONICS, INC.
                                          (Registrant)



                            BY:  /s/ Jeffrey D. Gash
                                     ---------------------------------------
                                     Jeffrey D. Gash, Executive Vice President,
                                     Finance and Secretary
                                     (Principal Financial Officer)