Form 10-Q
period 2005-12-31
JACO ELECTRONICS INC
filed 2006-02-14
CIK 52971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



    {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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
Yes   X      No
     ----       ---


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
 Yes     No   X
    ----     ----


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
Yes      No   X
    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                   Shares Outstanding at February 10, 2006
          -----                   ---------------------------------------
Common Stock, $0.10 Par Value     6,292,832 (excluding 659,900 shares held
                                  as treasury stock)



FORM 10-Q                                                      December 31, 2005
Page 2


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                December 31,            June 30,
                                                                  2005                    2005
                                                              ---------------          -----------
ASSETS                                                         (UNAUDITED)

Current Assets

         Cash                                                 $    15,102               $   321,423
         Accounts receivable - net                             26,553,230                 34,694,811
         Note receivable - current portion                        656,250                        ---
         Inventories - net                                     31,132,467                37,056,949
         Prepaid expenses and other                             1,050,430                 1,035,633
         Deferred income taxes                                                             3,269,000
                                                                ---------                  ---------

                  Total current assets                         59,407,479                76,377,816


Property, plant and equipment - net                             1,916,270                 2,280,809

Deferred income taxes                                                ---                  3,125,000

Excess of cost over net assets acquired - net                  25,416,087                25,416,087

Note receivable                                                 2,093,750                 2,750,000

Other assets                                                    2,084,215                 2,272,701
                                                              -----------               -----------


Total assets                                                  $90,917,801              $112,222,413
                                                              ===========              ============



                                See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                                            December 31, 2005
Page 3



                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                       December 31,         June 30,
                                                                         2005                  2005
                                                                     --------------      -------------
                                                                       (UNAUDITED)
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

         Accounts payable and accrued expenses                      $ 25,124,444        $ 27,426,106
         Current maturities of long-term debt and
                   capitalized lease obligations                      28,178,828          33,266,185
         Unearned revenue                                              1,848,000          8,285,200
         Income taxes payable                                            ---                  66,354
                                                                    ------------        ------------

         Total current liabilities                                    55,151,272          69,043,845

Long-term debt and capitalized lease obligations                          23,744              57,451

Deferred compensation                                                  1,075,000           1,050,000


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued                                       ---                   ---
         Common stock - authorized, 20,000,000 shares,
            $.10 par value;  issued 6,952,732 and 6,927,732
           shares,  respectively, and 6,292,832 and
            6,267,832 shares outstanding, respectively                   695,273             692,773
         Additional paid-in capital                                   27,046,624          26,990,374
         Retained earnings                                             9,240,454          16,702,536
         Treasury stock - 659,900 shares at cost                      (2,314,566)         (2,314,566)
                                                                       ----------         -----------
         Total shareholders' equity                                   34,667,785          42,071,117
                                                                      ----------          ----------


         Total liabilities and shareholders' equity                  $90,917,801        $112,222,413
                                                                     ===========        ============




                  See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                                            December 31, 2005
Page 4

                      JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                   2005                 2004
                                                               --------------       -------------

Net sales                                                        $ 48,107,541        $ 51,967,477
Cost of goods sold                                                 41,442,881          45,386,465
                                                                   ----------          ----------

         Gross profit                                               6,664,660           6,581,012

Selling, general and administrative expenses                        6,845,195           8,298,209
                                                                 ------------        ------------

         Operating loss                                             (180,535)         (1,717,197)

Interest expense                                                      552,875             476,369
                                                                 ------------        ------------

         Loss before income taxes                                   (733,410)         (2,193,566)

Income tax provision (benefit)                                      6,629,199           (658,100)
                                                                 ------------        ------------

         NET LOSS                                                $(7,362,609)        $(1,535,466)
                                                                 ============        ============

PER SHARE INFORMATION Basic and diluted loss per common share:

Net loss                                                              $(1.17)             $(0.25)
                                                                      =======             =======

Weighted-average common shares and common equivalent shares outstanding:

         Basic and Diluted                                          6,275,480           6,262,832
                                                                 ============        ============

            See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                      December 31, 2005
Page 5

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                   2005                 2004
                                                               --------------       -------------

Net sales                                                        $100,568,573        $112,204,114
Cost of goods sold                                                 86,786,495          98,021,730
                                                                   ----------          ----------

         Gross profit                                              13,782,078          14,182,384

Selling, general and administrative expenses                       13,687,539          16,986,706
                                                                 ------------        ------------

         Operating profit (loss)                                       94,539         (2,804,322)

Interest expense                                                    1,118,488             838,274
                                                                 ------------        ------------

         Loss from continuing operations
            before income taxes                                   (1,023,949)         (3,642,596)

Income tax provision (benefit)                                      6,438,133         (1,092,800)
                                                                 ------------        ------------

         Loss from continuing operations                          (7,462,082)         (2,549,796)

Discontinued operations:
Loss from discontinued operations, net of income
    tax benefit of $39,800                                              ---              (63,652)
Gain on sale of net assets of subsidiary, net of income
    tax provision of $518,500                                           ---               830,575
                                                                   ----------             -------
Earnings from discontinued operations                                ______               766,923
                                                                     -------              -------

         NET LOSS                                                $(7,462,082)        $(1,782,873)
                                                                 ============        ============

PER SHARE INFORMATION
Basic and diluted (loss) earnings per common share:

Loss from continuing operations                                       $(1.19)             $(0.41)

Earnings from discontinued operations                                   ---               $  0.12
                                                                      -------             -------


Net loss                                                              $(1.19)             $(0.29)
                                                                      =======             =======

Weighted-average common shares and common equivalent shares outstanding:

         Basic and Diluted                                          6,271,656           6,233,117
                                                                 ============        ============

            See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                                              December 31, 2005
Page 6



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)





                                                                     Additional
                                             Common stock             paid-in            Retained
                                        Shares       Amount           capital            earnings
                                   --------------- -------------- ----------------  -------------------


Balance at July 1, 2005                 6,927,732      $ 692,773     $ 26,990,374         $ 16,702,536

Net loss                                                                                    (7,462,082)

Exercise of stock options                  25,000          2,500           56,250
                                   --------------- -------------- ----------------  -------------------


Balance at December 31, 2005            6,952,732      $ 695,273     $ 27,046,624          $ 9,240,454
                                   =============== ============== ================  ===================



                                                       Total
                                    Treasury       shareholders'
                                       stock           equity
                                  --------------- -----------------

Balance at July 1, 2005
                                  $ (2,314,566)     $ 42,071,117
Net loss
                                                     (7,462,082)
Exercise of stock options
                                                         58,750
                               --------------- -----------------

Balance at December 31, 2005     $ (2,314,566)     $ 34,667,785
                               =============== =================



     See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                               December 31, 2005
Page 7
                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                      2005             2004
                                                                  --------------   --------------

Cash flows from operating activities
      Net loss                                                     $ (7,462,082)    $ (1,782,873)
      Loss from discontinued operations                                       -           63,652
      Gain on sale of subsidiary                                              -         (830,575)
                                                                  --------------   --------------

      Loss from continuing operations                                (7,462,082)      (2,549,796)

Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities
          Depreciation  and amortization                                543,636          578,649
          Deferred compensation                                          25,000           25,000
          Deferred income tax expense (benefit)                       6,394,000         (714,000)
          Provision for doubtful accounts                                48,200          250,750
          Changes in operating assets and liabilities
             Decrease (increase) in operating assets - net           14,106,038       (4,376,141)
             Decrease in operating liabilities - net                 (8,805,216)      (2,850,079)
                                                                  --------------   --------------

          Net cash provided by (used in) continuing operations        4,849,576       (9,635,617)
          Net cash used in discontinuing operations                           -         (447,716)
                                                                  --------------   --------------


          Net cash provided by (used in) operating activities         4,849,576      (10,083,333)
                                                                  --------------   --------------

Cash flows from investing activities
          Purchase of marketable securities                                   -           (8,470)
          Capital expenditures                                          (93,583)        (501,482)
          Proceeds from sale of assets of a subsidiary,                                 9,070,000
            net of transaction costs                              --------------     -------------

          Net cash (used in) provided by continuing operations          (93,583)       8,560,048
          Net cash used in discontinuing operations                           -          (57,855)
                                                                  --------------   --------------

         Net cash (used in) provided by investing activities            (93,583)       8,502,193
                                                                  --------------   --------------

Cash flows from financing activities
          Borrowings under line of credit                            98,196,822      130,236,649
          Repayments under line of credit                          (103,288,360)    (129,177,493)
          Principal payments under equipment financing
            and term loans                                              (29,526)         (29,927)
          Proceeds from exercise of stock options                        58,750          168,750
                                                                  --------------   --------------

          Net cash (used in) provided by continuing operations       (5,062,314)       1,197,979
          Net cash used in discontinuing operations                           -         (102,893)
                                                                  --------------   --------------

Net cash (used in) provided by financing activities                  (5,062,314)       1,095,086
                                                                  --------------   --------------

NET DECREASE IN CASH                                                   (306,321)        (486,054)
                                                                  --------------   --------------

Cash at beginning of period                                             321,423          552,655
                                                                  --------------   --------------

Cash at end of period                                                  $ 15,102         $ 66,601
                                                                  ==============   ==============

Supplemental disclosures of cash flow information: Cash paid during the year for:
         Interest                                                   $ 1,145,000        $ 945,000
         Income taxes                                                   110,000           40,000

Supplemental schedule of non-cash financing and investing activities:
Note receivable, received in conjunction with the
              sale of assets of a subsidiary                                         $ 2,750,000

    See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                      December 31, 2005
Page 8

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

2) The Company incurred net losses of approximately $7,363,000 and $7,462,000 during the three and six months ended December 31, 2005, respectively, compared to net losses of $1,535,000 and $1,783,000 during the three and six months ended December 31, 2004. The Company incurred a net loss of approximately $4,860,000 during the fiscal year ended June 30, 2005. The Company also utilized approximately $5,035,000 of cash in operations during the fiscal year ended June 30, 2005. At December 31, 2005, the Company had cash of approximately $15,000 and working capital of approximately $4,256,000, as compared to cash of approximately $321,000 and working capital of approximately $7,334,000 at June 30, 2005.
         As discussed further in Note 4, the Company maintains a secured revolving line of credit, which provides the Company with bank financing based upon eligible accounts receivable and inventory, as defined. At June 30, 2005, the Company was in violation of certain financial covenants contained in the credit agreement. On September 28, 2005, the Company received a waiver of these covenants from its lenders for the quarter ended June 30, 2005 and amended the terms of the financial covenants for the remaining term of the agreement. As of September 30, 2005, the Company was in compliance with all of its covenants contained in the credit agreement. Starting with the week ended October 28, 2005, the Company failed to be in compliance with its four week sales covenant. On November 14, 2005, the Company received a waiver from its lenders to waive its non-compliance with this covenant. At December 31, 2005, the Company was in violation of its Fixed Charge Coverage Ratio covenant contained in the credit agreement. On February 13, 2006, the Company entered into an amendment to its credit agreement that, among other things, retroactively established new minimum amounts for the Fixed Charge Coverage Ratio, with which the Company is currently in compliance. In recent periods, the Company has had difficulty remaining in compliance with certain of its financial covenants and has been required to obtain waivers and make further amendments to the credit agreement to cure such non-compliance.
         Management continues to believe that the implementation of its plan for cost containment, improved operating controls, paring back of unprofitable product lines, and a focused sales and marketing effort should improve results from operations and cash flows in the near term. Achievement of this plan, however, will be dependent upon the Company's ability to generate sufficient revenues, decrease operating costs and improve trade support levels consistent with this plan, and remain in compliance with its bank covenants. The Company's future operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company will be able to achieve these goals. The Company's failure to achieve these goals or remain in compliance with its bank covenants would have a material adverse effect upon its business, financial condition and results of operations.

3) On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for consideration of up to $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus has allowed the Company to focus its resources on its core electronics distribution business. Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was

FORM 10-Q                                                      December 31, 2005
Page 9


used to repay a portion of the outstanding borrowings under the Company's line of credit (See Note 4). The balance of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted. In accordance with the purchase agreement, the Company determined that it was owed an additional $500,000 pursuant to a working capital adjustment provided for in the agreement, which has been recorded in the Company's financial statements. The Purchaser has disputed the Company's claim to the working capital adjustment and has informed the Company that it believes that the Company owes a $500,000 working capital adjustment to the purchaser. Since this dispute remains unresolved, there has to date been no purchase price adjustment between the Company and Sagamore that has been agreed to. Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate. As of December 31, 2005, the Company has not earned any of the additional consideration.
         Pursuant to the purchase agreement, the purchaser has also entered into a contract that designates the Company as a key supplier of electronic components to Nexus for a period of five years following the closing date. The Company's sales to Nexus were approximately $72,000 and $160,000 for the three and six months ended December 31, 2005, respectively, as compared to $225,000 and $242,000 for the three and six months ended December 31, 2004, respectively, subsequent to the date of sale.
          As a result of the sale of Nexus, the Company no longer engages in contract manufacturing. In accordance with the provisions of SFAS No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company has accounted for the results of operations of Nexus as discontinued in the accompanying consolidated statements of operations.

A summary of operating results of Nexus for the six months ended December 31, 2004 were as follows:

                                                         Six Months Ended
                                                           December 31,
                                                -------------------------------

                                                    2004
                                                --------------

Net sales                                          $5,208,184

Loss before income taxes                          $ (103,452)


4) To provide additional liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association providing for a $50,000,000 revolving secured line of credit. This credit facility has a maturity date of December 31, 2006. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At December 31, 2005, the outstanding balance on this revolving line of credit facility was $28.1 million, with an additional $1.2 million available. The Company has outstanding a $1.5 million stand-by letter of credit on behalf of a certain vendor. The interest rate on the outstanding borrowings at December 31, 2005 was approximately 8.22%.
         Under the credit agreement, as amended, the Company is required to comply with the following financial covenants: maintain a Fixed Charge Coverage Ratio (as defined therein) of 0.4 to 1.0 for the six months ending December 31, 2005, 1.1 to 1.0 for the three months ending March 31, 2006, and 1.2 to 1.0 for the six months ending June 30, 2006, nine months ending September 30, 2006 and for each of the twelve months ending each quarterly period thereafter; maintain minimum Net Worth (as defined therein), commencing August 31, 2005, of not less than $40,500,000, increasing as of the end of each fiscal quarter

FORM 10-Q                                                      December 31, 2005
Page 10


thereafter by 65% of the net profit for such quarter, if any, reduced by the amount of specified Special Charges and Write-offs (as defined therein); and a limitation on capital expenditures of $300,000 for the fiscal year ending June 30, 2006 and for each fiscal year thereafter. The credit agreement also restricts the Company's ability to pay dividends.The credit agreement also includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility. Accordingly, this debt is classified as a current liability.
          On September 28, 2005, the Company's credit facility was amended to waive its non-compliance with certain bank covenants, including minimum Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and minimum Net Worth, for the quarter ended June 30, 2005. The Company's credit facility was also amended to reduce the maximum loan amount from $50,000,000 to $40,000,000, and modify the existing covenants and add additional covenants, including, among other things, (i) modify the Availability Formula, (ii) reset existing covenants for Fixed Charge Coverage Ratio, minimum Net Worth and Capital Expenditures (each as defined therein), and (iii) add a new covenant regarding maintenance of Operating Cash Flow, which replaced its former bank covenant regarding minimum EBITDA.
          Commencing with the week ended October 28, 2005, the Company failed to be in compliance with its four week minimum sales covenant (to which it is no longer subject). On November 14, 2005, the Company received a waiver from its lenders to cure its non-compliance.
         At December 31, 2005, the Company was in violation of its Fixed Charge Coverage Ratio covenant contained in the credit agreement. On February 13, 2006, the Company's credit facility was amended, among other things, to (i) retroactively reset the amounts under its existing Fixed Charge Coverage Ratio covenant (as described above), (ii) increase the interest rates on outstanding borrowings by 0.25%, (iii) modify the Availability Formula, (iv) provide for a temporary additional availability amount of up to $1,500,000 from February 13, 2006 through and including February 20, 2006, of up to $800,000 from February 21, 2006 through and including March 20, 2006, and $0 thereafter, and (v) require the Company's inventory to be appraised on a semi-annual (rather than annual) basis by an appraiser designated by its lenders at the cost of the Company.
         In the event that in the future we were to fail to remain in compliance with our bank covenants and were not able to obtain an amendment or waiver with respect to such noncompliance, the lenders under our credit facility could declare us to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/or limit the Company's ability to borrow additional amounts under the facility. If we did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

5) On September 18, 2001, the Company's Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock from November 5, 2002 through February 21, 2003 for aggregate consideration of $110,051. However, no such repurchases of common stock were made during the three or six months ended December 31, 2005.




FORM 10-Q                                                                       December 31, 2005
Page 11



6)       Total comprehensive loss and its components for the three and six months ended December 31, 2005 and 2004 are as follows:

                                                       Three Months Ended                      Six Months Ended
                                                          December 31,                           December 31,

                                                ---------------------------------      ----------------------------------
                                                    2005               2004                2005                2004
                                                --------------     --------------      -------------      ---------------

Net loss                                         $(7,362,609)       $(1,535,466)       $(7,462,082)         $(1,782,873)

Unrealized gain on
  marketable securities                                                   66,342                                  55,195


Deferred tax expense                                                    (25,000)                                (21,000)
                                                --------------     --------------      -------------      ---------------


Comprehensive loss                               $(7,362,609)       $(1,494,124)       $(7,462,082)         $(1,748,678)
                                                ==============     ==============      =============      ===============



7) In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the "1993 Non-Qualified Stock Option Plan," hereinafter referred to as the "1993 Plan." The Board of Directors or the Compensation Committee of the Board is responsible for the granting and pricing of options under the 1993 Plan. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. In December 1997, the shareholders of the Company approved an increase in the amount of shares reserved for issuance under the 1993 Plan to 900,000 from 440,000, of which there were no outstanding options at December 31, 2005.
         In October 2000, the Board of Directors approved the adoption of the "2000 Stock Option Plan," hereinafter referred to as the "2000 Plan." The 2000 Plan provided for the grant of up to 600,000 incentive stock options ("ISOs") and nonqualified stock options ("NQSOs") to employees, officers, directors, consultants and advisers of the Company. In December 2004, the shareholders of the Company approved an increase in the amount of shares reserved for issuance under the 2000 plan to 1,200,000. The Board of Directors or the Compensation Committee of the Board is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. In the case of ISOs granted to shareholders owning more than 10% of the Company's voting securities, the exercise price shall be no less than 110% of the fair market value of the Company's common stock on the date of grant. All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option. Under the 2000 Plan, 1,200,000 shares of the Company's common stock are reserved, of which 502,000 were outstanding at December 31, 2005.
         Through June 30, 2005, the Company accounted for our two stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Under APB No. 25, compensation expense was only recognized when the market value of the underlying stock at the date of grant exceeded the amount an employee must pay to acquire the stock. Since all stock options granted under our plans were to employees, officers or independent directors, and since all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant, no compensation expense had been recognized in the Company's consolidated financial statements in connection with employee stock option grants.
         Effective July 1, 2005, the Company adopted SFAS No. 123R, "Share Based Payment"("SFAS 123(R)"), which requires that the Company measure the cost of employee services received in exchange for

FORM 10-Q                                                      December 31, 2005
Page 12


an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period. The Company used the modified-prospective-transition method. Under this transition method, stock-based compensation cost to be recognized in the three and six months ended December 31, 2005 includes: (a) compensation cost for all unvested stock-based awards as of July 1, 2005 that were granted prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards to be granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
         Since no stock options were granted during the three and six months ended December 31, 2005, no previously issued stock options were modified during the three and six months ended December 31, 2005 and there were no unvested stock options outstanding as of July 1, 2005, the adoption of SFAS 123(R) had no current impact on the Company's financial position, results of operations or cash flows. To the extent that new stock options are granted or previously issued stock options are modified in the future, the adoption of SFAS 123(R) will have an impact on the Company's financial position, results of operations or cash flows.

Determining Fair Value
Valuation and Amortization Method--The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
Expected Term--The Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
Expected Volatility--Stock-based payments made prior to July 1, 2005 were accounted for using the intrinsic value method under APB 25. The fair value of stock based payments made subsequent to June 30, 2005 will be valued using the Black-Scholes valuation method with a volatility factor based on the Company's historical stock trading history.
Risk-Free Interest Rate--The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term. Estimated Forfeitures--When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.
Fair Value-- The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the three and six months ended December 31, 2005 and 2004.
         Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee's exercises of stock options over the stock-based compensation cost recognized for those options) will be classified as financing cash flows. During the three and six months ended December 31, 2005, the Company did not record any tax benefits from deductions resulting from the exercise of stock options.
         For the three and six months ended December 31, 2005, there were no stock options granted and no stock option expense for stock options vesting during the period reported in net loss.

Pro-forma Disclosures
The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123(R), to stock-based employee compensation for the prior period presented:




FORM 10-Q                                                                       December 31, 2005
Page 13


                                                       Three Months Ended                      Six Months Ended
                                                          December 31,                           December 31,

                                                ---------------------------------    ---------------------------------
                                                    2004                                   2004
                                                --------------                         --------------

Net loss, as reported                            $(1,535,466)                           $(1,782,873)

Deduct: Total stock-based employee
   compensation expense determined under the
   fair value based method for all awards, net
   of  related tax effects                           (62,931)                              (134,842)
                                                --------------                         --------------

Pro forma net loss                               $(1,598,397)                           $(1,917,715)
                                                ==============                         ==============

Net loss per common share:

           Basic - as reported                        $(0.25)                                $(0.29)
                                                ==============                         ==============

           Basic - pro forma                          $(0.26)                                $(0.31)
                                                ==============                         ==============

           Diluted - as reported                      $(0.25)                                $(0.29)
                                                ==============                         ==============

           Diluted - pro forma                        $(0.26)                                $(0.31)
                                                ==============                         ==============


Summary of Stock Option Activity
The Company issues new shares of common stock upon exercise of stock options.
The following is a summary of option activity for our stock option plans:


                                                                                       Weighted-
                                                                     Weighted-          Average
                                                                      Average          Remaining
                                                       Options        Exercise        Contractual
                                                     Outstanding       Price          Term(months)

                                                  --------------------------------  --------------
Employee Stock Option Plans:
Shares outstanding at June 30, 2005                    532,000          $4.97
Granted
Exercised                                             (25,000)          $2.35
Canceled                                               (5,000)          $8.00
                                                  --------------------------------  -----------------

Shares outstanding at December 31, 2005                502,000          $5.07              75
                                                  --------------------------------  -----------------
Shares exercisable at December 31, 2005                502,000          $5.07              75





8) The weighted average common shares outstanding, net of treasury shares, used in the Company's basic and diluted loss per share computations on its condensed consolidated statements of operations were 6,275,480 and 6,271,656 for the three and six months ended December 31, 2005, respectively, compared to 6,262,832 and 6,233,117 for the three and six months ended December 31, 2004, respectively. Excluded from the calculation of loss per share are outstanding options to purchase 502,000 and 662,500 shares of the Company's common stock, representing all outstanding options for the three and six months ended December 31, 2005 and 2004, respectively, as their inclusion would have been antidilutive. Common stock equivalents for stock options are calculated using the treasury stock method.

FORM 10-Q                                                      December 31, 2005
Page 14



9) The Company is a party to various legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's business, results of operations or financial position.

10) During the three and six months ended December 31, 2005, the Company recorded sales of $50,878 and $56,915, respectively, compared to $17,500 and $1,057,627, for the three and six months ended December 31, 2004, respectively, from a customer, Frequency Electronics, Inc. ("Frequency"). The Company's Chairman of the Board of Directors and President serves on the Board of Directors of Frequency. Such sales transactions with Frequency are in the normal course of business. Amounts included in accounts receivable from Frequency at December 31, 2005 and June 30, 2005 aggregate $22,344 and $206, respectively.
         A law firm of which one of our directors is a partner provides legal services on behalf of the Company. Fees paid to such firm amounted to $24,117 and $84,091 for the three and six months ended December 31, 2005, respectively, compared to $42,675 for the three and six months ended December 31, 2004.
         The son-in-law of the Company's Chairman and President is a partner of a law firm which provides legal services on behalf of the Company. Fees paid to such firm amounted to $37,264 and $95,276 for the three and six months ended December 31, 2005, respectively, compared to $67,649 and $104,386 for the three and six months ended December 31, 2004, respectively.
             The Company leases office and warehouse facilities from a partnership owned by two officers and directors of the Company. As of December 31, 2005, the Partnership advanced the Company $125,000 to fund the construction of a new LCD Integration Center, which amount the Company has accrued as a liability in the accompanying balance sheet.

11) At December 31, 2005, the Company had approximately $1,848,000 of unearned revenue recorded as a current liability in the accompanying condensed consolidated financial statements. The Company purchased inventory to fulfill an existing sales order with a certain customer under an arrangement whereby the Company has collected the amount due related to this order; however, at the customer's request, shipment of this order has not been fully made and the related inventory remains in the Company's warehouse for future delivery, and is included on the Company's balance sheet as of December 31, 2005. The Company will recognize revenue as the remaining product is shipped to the customer and title is transferred.

12) At September 30, 2005, the Company had recorded deferred tax assets of $6,610,500 related to the anticipated recovery of tax loss carry forwards. Management evaluates on a quarterly basis, the weight of available evidence and whether it is more likely than not that the amount of future tax benefit would not be realized. While the Company still believes that it is positioned for long-term growth, the volatility in our industry and markets has made it increasingly difficult to predict sales and operating results on a short-term basis, and when coupled with the cumulative losses reported over the last four fiscal years and the first two quarters of the current fiscal year, the Company can no longer conclude that, based upon the weight of available evidence, it is "more likely than not" that the deferred tax asset of $6,610,500 will be realized, and added $6,610,500 to the income tax provision to bring the carrying value of the deferred tax asset to zero.

         Prior to the current quarter, the Company believed that the implementation of its plan for cost containment, improved operating controls, paring back of unprofitable product lines, and a focused sales and marketing effort would improve results from operations and cash flows in the near term. The "more likely than not" standard is subjective, and was based upon management's estimate of a greater than 50% probability that its long range business plan could be realized. During the three months ended December 31, 2005, we recorded a provision for income taxes of $6,629,000 consisting mainly of the $6,610,500 deferred tax write-off.

FORM 10-Q                                                      December 31, 2005
Page 15



13) In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43" ("SFAS No. 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial statements.

14) In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's consolidated financial statements.

15) In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial statements.

FORM 10-Q                                                      December 31, 2005
Page 16



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

GENERAL

         Jaco is a leading distributor of active and passive electronic components to industrial OEMs that are used in the manufacture and assembly of electronic products in such industries as telecommunications, medical devices, computers and office equipment, military/aerospace, and automotive and consumer electronics. Products distributed by the Company include semiconductors, flat panel displays, capacitors, resistors, electromechanical devices and power supplies. We have expanded our flat panel display value-added capabilities through the completion of our new in-house integration center in February 2005. This new in-house integration center allows us to provide optimized and efficient design solutions, optical enhancements, and touchscreen integrations, as well as the manufacture of flat panel display sub-assemblies and complete displays for commercial, industrial, and military applications.
Critical Accounting Policies and Estimates

         We have disclosed in Note A to our consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as amended, those accounting policies that we consider to be significant in determining our results of operations and financial position. There have been no material changes to the critical accounting policies previously identified and described in our 2005 Form 10-K, except for the adoption of SFAS 123 (R) as disclosed in Note 7 of the Notes To Condensed Consolidated Financial Statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

FORM 10-Q                                                      December 31, 2005
Page 17



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

New Accounting Standards


         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43" ("SFAS No. 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial statements.
         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's consolidated financial statements.
         In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial statements.




FORM 10-Q                                                      December 31, 2005
Page 18

Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:

                                                 Three Months Ended                     Six Months Ended
                                                    December 31,                          December 31,
                                           ------------------------------         ---------------------------

                                              2005               2004                2005             2004
                                           ----------         ----------          ----------       ----------

Net Sales                                        100.0%             100.0%              100.0%          100.0%
Cost of goods sold                                86.1               87.3                86.3            87.4

                                            ----------         ----------          ----------       ----------

Gross Profit                                      13.9               12.7                13.7             12.6
Selling, general and
  administrative expenses                         14.3               16.0                13.6             15.1
                                            ----------         ----------          ----------       ----------

Operating (loss) profit                          (0.4)              (3.3)                0.1             (2.5)
Interest expense                                  1.1                0.9                 1.1              0.7
                                           ----------         ----------          ----------       ----------

Loss from continuing operations
   before income taxes                           (1.5)             (4.2)               (1.0)             (3.2)
Income tax provision (benefit)                   13.8              (1.2)                 6.4             (1.0)
                                           ----------         ----------          ----------       ----------
Loss from continuing operations                 (15.3)             (3.0)                (7.4)            (2.2)

Loss from discontinued
   Operations, net of taxes
                                                                                                         (0.1)
Gain on sale of subsidiary, net of taxes                                                                  0.7
                                           ----------         ----------          ----------       ----------
NET LOSS                                        (15.3)%             (3.0)%              (7.4)%           (1.6)%
                                           ============       ============        ============     ============



COMPARISON OF THE THREE AND SIX  MONTHS ENDED DECEMBER 31,
2005 AND DECEMBER 31, 2004

Results from Continuing Operations:

         Net sales for the three and six months ended December 31, 2005 were $48.1 million and $100.6 million, respectively, compared to $52.0 million and $112.2 million for the three and six months ended December 31, 2004, respectively, representing decreases of 7.4% and 10.4%, respectively. These decreases were primarily due to reductions in semiconductor sales of approximately $4.4 million and $9.5 million for the three and six months ended December 31, 2005, respectively, as compared to the same periods of last fiscal year. Semiconductors are price sensitive, and their pricing tends to be volatile. During the current fiscal year, semiconductor sales, specifically memory products, have been priced more competitively off-shore than in the United States making our sales of these products less competitive. We have seen our customers outsource their manufacturing requirements to the Far East to benefit from lower costs. Accordingly, we have modified our business plan to focus on those core areas where we believe we can most effectively compete in the current business environment. Specifically, we are aggressively pursuing flat panel display, or FPD, opportunities, supporting off-shore global contract manufacturers primarily in the Far East with our value-added inventory programs, and are focusing on core vendors where we believe there is still a market for their product to be competitive in North America. We have also increased our quote group to enable us to be more responsive to the mid-level contract manufacturers in the

FORM 10-Q                                                      December 31, 2005
Page 19

United States. In addition to the foregoing, we are continuing to focus on core product lines, such as semiconductors, power supplies, printer heads and passive military components, where we believe we can increase our sales. We have recently seen positive results in our FPD sales. During the three months ended December 31, 2005, sales of FPD product were $14.1 million, a 31% increase compared to the three months ended December 31, 2004. This growth in our FPD business is directly attributable to our new in-house FPD integration facility with design capabilities we opened in February 2005 in our Hauppauge, New York facility, which provides "full-solution" capability. FPD product represented 29.2% and 26.2% of our net sales for the three and six months ended December 31, 2005, respectively, as compared to 20.5% and 21.0% for the same periods of last fiscal year. We continue to see strong demand for our FPD product. Semiconductor sales represented 45.8% and 49.1% of our net sales for the three and six months ended December 31, 2005, respectively, as compared to 50.7% and 52.4% for the same periods of last fiscal year. Passive components, which are primarily capacitors and resistors, represented 17.0% and 16.4% of our net sales for the three and six months ended December 31, 2005, respectively, as compared to 18.8% and 17.9% for the same periods of last fiscal year. Electromechanical products, including relays, printer heads and power supplies, represented 8.0% and 8.3% of our net sales for the three and six months ended December 31, 2005, respectively, as compared to 10.0% and 8.7% for the same periods of last year. We believe that our current product line focus will enable us to support the available market in the United States. We are also planning to prudently increase our efforts in the Far East. Currently, through our logistical programs with global contract manufacturers, which consist of inventory management and warehouse capabilities, our export sales were $13.8 million and $30.7 million for the three and six months ended December 31, 2005, respectively, as compared to $16.5 million and $30.4 million for the same periods of last fiscal year. The majority of our export sales is derived from business that we were able to maintain as it transitioned from the United States to the Far East. We are attempting to increase our penetration at these major contract manufacturers as well as expand our customer base, by marketing our logistical program capabilities that provide inherent benefits to our customers and vendors. As part of our long-term growth plans, we continue to search for a potential strategic alliance or partner in the Far East.
         Gross profit was $6.7 million, or 13.9% of net sales, and $13.8 million, or 13.7% of net sales, for the three and six months ended December 31, 2005, respectively, as compared to $6.6 million, or 12.7% of net sales, and $14.2 million, or 12.6% of net sales, for the same periods of last fiscal year. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand for product. This increase in our gross profit margin is primarily due to our recent shift in focus in our core product lines, as our current mix of products on average has higher margins. Also, sales through our logistical programs, which are at lower margins, have decreased and therefore have indirectly contributed to the overall increase in gross profit margin. We do not anticipate any material change in our margin for the foreseeable future unless we experience a more pronounced shift in the product mix we sell or an increase in demand. In addition, demand and pricing for our products have been, and in the future may continue to be, adversely affected by industry-wide trends and other events beyond our control.
         Selling general and administrative ("SG&A") expenses were $6.8 million, or 14.3% of net sales, and $13.7 million, or 13.6% of net sales, for the three and six months ended December 31, 2005, respectively, as compared to $8.3 million, or 16.0% of net sales, and $17.0 million, or 15.1% of net sales, for the comparable periods of last fiscal year, representing a $1.5 million and $3.3 million decrease for the three and six months ended December 31, 2005, respectively. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business. We have continued to reduce our costs by focusing our spending on our core business areas while reducing spending in non-strategic areas. This has allowed us to lower SG&A while maintaining the necessary infrastructure to support our customers. We have also been able to reduce payroll and payroll-related costs by approximately $1.2 million and $2.2 million for the three and six months ended December 31, 2005, respectively, as compared to the same periods of last fiscal year. We continue to carefully review all spending.
         Interest expense was $0.6 million and $1.1 million for the three and six months ended December 31, 2005, respectively, as compared to $0.5 million and $0.8 million for the same periods of last fiscal year. While we have been able to reduce our bank borrowings compared to last fiscal year, interest expense has increased as a result of higher borrowing rates primarily due to continued increases in federal lending rates. Continuing increases in borrowing rates would increase our interest expense, which would have a negative effect on our results of operations.

FORM 10-Q                                                      December 31, 2005
Page 20


         During the three months ended December 31, 2005, we recorded a provision for income taxes of $6,629,000 consisting mainly of the $6,610,500 deferred tax write-off. While the Company still believes that it is positioned for long-term growth, the volatility in our industry and markets has made it increasingly difficult to predict sales and operating results on a short-term basis, and when coupled with the cumulative losses reported over the last four fiscal years and the first two quarters of the current fiscal year, the Company can no longer conclude that, based upon the weight of available evidence, it is "more likely than not" that the deferred tax asset of $6,610,500 will be realized, and added $6,610,500 to the income tax provision to bring the carrying value of the deferred tax asset to zero.
         Net loss from continuing operations for the three and six months ended December 31, 2005 was $7.4 million, or $1.17 per diluted share, and $7.5 million, or $1.19 per diluted share, respectively, as compared to $1.5 million, or $0.25 per diluted share, and $2.5 million, or $0.41 per diluted share, for the same periods of last fiscal year. Our net losses for the current periods have increased as compared to the same periods of last fiscal year due to our write off of $6.6 million in deferred tax assets during the quarter ended December 31, 2005 for the reasons described in Note 12 of the Notes to Condensed Consolidated Financial Statements. This increase was partially offset by our ability to reduce SG&A and increase gross profit margins, as discussed above.

Discontinued Operations:

         On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for consideration of up to $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus has allowed the Company to focus its resources on its core electronics distribution business. Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. The balance of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted.
         Net earnings from these discontinued operations for the six months ended December 31, 2004 was $767,000, or $0.12 per diluted share. The earnings from these discontinued operations for the three months ended September 30, 2004 was primarily due to the gain on sale of our Nexus subsidiary of $831,000. This was partially offset by loss from operations of our Nexus subsidiary of $64,000 through the date of sale.

Combined Net Loss:

         The combined net loss from both the continuing and discontinued operations for the three and six months ended December 31, 2005 was $7.4 million, or $1.17 per diluted share, and $7.5 million, or $1.19 per diluted share, respectively, compared to $1.5 million, or $0.25 per diluted share, and $1.8 million, or $0.29 per diluted share, for the comparable periods of last fiscal year, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES


         To provide additional liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association providing for a $50,000,000 revolving secured line of credit. This credit facility has a maturity date of December 31, 2006. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At December 31, 2005, the outstanding balance on this revolving line of credit facility was $28.1 million, with

FORM 10-Q                                                      December 31, 2005
Page 21


an additional $1.2 million available. The Company has outstanding a $1.5 million stand-by letter of credit on behalf of a certain vendor. The interest rate on the outstanding borrowings at December 31, 2005 was approximately 8.22%.
         Under the credit agreement, as amended, the Company is required to comply with the following financial covenants: maintain a Fixed Charge Coverage Ratio (as defined therein) of 0.4 to 1.0 for the six months ending December 31, 2005, 1.1 to 1.0 for the three months ending March 31, 2006, and 1.2 to 1.0 for the six months ending June 30, 2006, nine months ending September 30, 2006 and for each of the twelve months ending each quarterly period thereafter; maintain minimum Net Worth (as defined therein), commencing August 31, 2005, of not less than $40,500,000, increasing as of the end of each fiscal quarter thereafter by 65% of the net profit for such quarter, if any, reduced by the amount of specified Special Charges and Write-offs (as defined therein); and a limitation on capital expenditures of $300,000 for the fiscal year ending June 30, 2006 and for each fiscal year thereafter. The credit agreement also restricts the Company's ability to pay dividends. The credit agreement also includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility. Accordingly, this debt is classified as a current liability.
         On September 28, 2005, the Company's credit facility was amended to waive its non-compliance with certain bank covenants, including minimum EBITDA and minimum Net Worth, for the quarter ended June 30, 2005. The Company's credit facility was also amended to reduce the maximum loan amount from $50,000,000 to $40,000,000, and modify the existing covenants and add additional covenants, including, among other things, (i) modify the Availability Formula, (ii) reset existing covenants for Fixed Charge Coverage Ratio, minimum Net Worth and Capital Expenditures (each as defined therein), and (iii) add a new covenant regarding maintenance of Operating Cash Flow, which replaced its former bank covenant regarding minimum EBITDA.
          Commencing with the week ended October 28, 2005, the Company failed to be in compliance with its four week minimum sales covenant (to which it is no longer subject). On November 14, 2005, the Company received a waiver from its lenders to cure its non-compliance.
         At December 31, 2005, the Company was in violation of its Fixed Charge Coverage Ratio covenant contained in the credit agreement. On February 13, 2006, the Company's credit facility was amended, among other things, to (i) retroactively reset the amounts under its existing Fixed Charge Coverage Ratio covenant (as described above), (ii) increase the interest rates on outstanding borrowings by 0.25%, (iii) modify the Availability Formula, (iv) provide for a temporary additional availability amount of up to $1,500,000 from February 13, 2006 through and including February 20, 2006, of up to $800,000 from February 21, 2006 through and including March 20, 2006, and $0 thereafter, and (v) require the Company's inventory to be appraised on a semi-annual (rather than annual) basis by an appraiser designated by its lenders at the cost of the Company.
         At December 31, 2005, the Company had cash of approximately $15,000 and working capital of approximately $4,256,000 as compared to cash of approximately $321,000 and working capital of approximately $7,334,000 at June 30, 2005. As described above, our credit agreement requires our cash generated from operations to be applied directly to the prepayment of indebtedness under our credit facility.
         For the six months ended December 31, 2005, our net cash provided by operating activities was approximately $4.8 million, as compared to net cash used in operating activities of $10.1 million for the six months ended December 31, 2004. The increase in net cash provided by operating activities is primarily attributable to a decrease in our accounts receivable and inventory for the six months ended December 31, 2005, as compared to an increase in our inventory for the six months ended December 31, 2004. Net cash used in investing activities was approximately $0.1 million for the six months ended December 31, 2005 as compared to net cash provided by investing activities of $8.5 million for the six months ended December 31, 2004. The decrease in net cash provided by is primarily attributable to $9.1 million in proceeds we received from our sale of substantially all of the assets of Nexus in September 2004. Net cash used in financing activities was approximately $5.1 million for the six months ended December 31, 2005 as compared to net cash provided by financing activities of $1.1 million for the six months ended December 31, 2004. The increase in net cash used is primarily attributable to the decrease in net borrowings under our credit facility of approximately $6.2 million.
         For both the six months ended December 31, 2005 and 2004, our inventory turnover was 5.0 times. The average days outstanding of our accounts receivable at December 31, 2005 was 57 days, as

FORM 10-Q                                                      December 31, 2005
Page 22


compared to 58 days at December 31, 2004. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.
           Based upon our present plans, including no anticipated material capital expenditures, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs, and remaining in compliance with our bank covenants. Historically, we have, when necessary, been able to obtain amendments to our credit facilities to satisfy instances of non-compliance with financial covenants. While we cannot assure that any such future amendments, if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources. In the event that in the future we are unable to obtain such an amendment or waiver of our non-compliance with our financial covenants, the lenders under our credit facility could declare us to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/or limit the Company's ability to borrow additional amounts under the facility. If we did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.


Contractual Obligations

         This table summarizes our known contractual obligations and commercial commitments at December 31, 2005.

                                 Total          < 1 Year      1 to 3 Years    3 to 5 Years      > 5 Years
                             --------------- --------------- --------------- ---------------- --------------

         Bank Debt              $28,113,573     $28,113,573
         Capital Lease               97,624          73,218          $24,406
         Operating Lease          7,950,126       1,429,830        2,267,947      $1,590,819     $2,661,530
                             --------------- --------------- --------------- ---------------- --------------


         Total                  $36,161,323     $29,616,621       $2,292,353      $1,590,819     $2,661,530
                             =============== =============== =============== ================ ==============


Inflation

         Inflation has not had a significant impact on our operations during the last three fiscal years.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at a variable rate dependent upon either the prime rate, federal funds rate or the LIBOR rate ("rates"). At January 31, 2006, $25.7 million was outstanding under the credit facility. Changes in any of the rates during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the rate will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on the amount of outstanding borrowings at January 31, 2006. The impact of interest rate fluctuations on our other floating rate debt is not material.

FORM 10-Q                                                      December 31, 2005
Page 23



Item 4. Controls and Procedures.

         An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of December 31, 2005. Based upon that evaluation, the Company's management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-Q                                                      December 31, 2005
Page 24


PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         (c) On November 18, 2005, our Chairman and President, Joel H. Girsky, purchased 42,700 shares of our common stock at a price of $3.20 per share. Mr. Girsky's purchase of these shares was made in his personal capacity and not on behalf of the Company in any manner.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Our Annual Meeting of Shareholders was held on December 15, 2005. At the Annual Meeting, our shareholders approved the following matters:

                    ( i) The election of each of the nominees to the Board of Directors to hold office until the Company's next annual meeting of shareholders or until their successors are duly elected and qualified:

                  Stephen A. Cohen   For:  4,815,686      Withheld:  65,070
                  Edward M. Frankel  For:  4,817,086      Withheld:  63,670
                  Charles B. Girsky  For:  4,815,686      Withheld:  65,070
                  Joel H. Girsky     For:  4,814,888      Withheld:  65,868
                  Joseph F. Oliveri  For:  4,831,962      Withheld:  48,794
                  Neil Rappaport     For:  4,810,111      Withheld:  70,645
                  Robert A. Waldman  For:  4,819,145      Withheld:  61,611





Item 6.          Exhibits.

                     a) Exhibit 10.23.7 - Amendment to Third Restated and Amended Loan and Security Agreement dated February 13, 2006, by and among GMAC Commercial Finance LLC, as Lender and as Agent, PNC Bank, National Association, as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc. and Interface Electronics Corp.

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

February 14, 2006
                            JACO ELECTRONICS, INC.
                                 (Registrant)



                           BY:  /s/ Jeffrey D. Gash
                                    ---------------------------------------
                                    Jeffrey D. Gash, Executive Vice President,
                                     Finance and Secretary
                                    (Principal Financial Officer)