Form 10-Q
period 2006-03-31
JACO ELECTRONICS INC
filed 2006-05-15
CIK 52971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



{X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                                       OR

{ }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 0-5896


                             JACO ELECTRONICS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


               NEW YORK                               11-1978958
               --------                               ----------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


                    145 OSER AVENUE, HAUPPAUGE, NEW YORK      11788
                  ----------------------------------------------------
                  (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:   (631) 273-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No
   -------          -------


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes                No   X
                                     -------           -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Shares Outstanding at May 12, 2006
            -----                          ----------------------------------
Common Stock, $0.10 Par Value              6,294,332 (excluding 659,900 shares
                                                 held as treasury stock)

FORM 10-Q                                                         March 31, 2006
Page 2


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,         June 30,
                                                       2006              2005
                                                   ------------      ------------
ASSETS                                              (UNAUDITED)
Current Assets

      Cash                                         $     27,992      $    321,423
      Accounts receivable - net                      35,074,212        34,694,811

      Note receivable - current portion                 812,500                --
      Inventories - net                              36,926,113        37,056,949
      Prepaid expenses and other                      1,166,568         1,035,633
      Deferred income taxes                                             3,269,000
                                                   ------------      ------------

            Total current assets                     74,007,385        76,377,816


Property, plant and equipment - net                   1,830,067         2,280,809

Deferred income taxes                                        --         3,125,000

Excess of cost over net assets acquired - net        25,416,087        25,416,087

Note receivable                                       1,937,500         2,750,000

Other assets                                          2,061,760         2,272,701
                                                   ------------      ------------


Total assets                                       $105,252,799      $112,222,413
                                                   ============      ============




     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                         March 31, 2006
Page 3



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,            June 30,
                                                                 2006                2005
                                                            -------------       -------------
                                                             (UNAUDITED)
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

      Accounts payable and accrued expenses                 $  31,646,423       $  27,426,106
      Current maturities of long-term debt and
        capitalized lease obligations                          36,721,598          33,266,185
      Unearned revenue                                          1,016,400           8,285,200
      Income taxes payable                                         20,002              66,354
                                                            -------------       -------------

      Total current liabilities                                69,404,423          69,043,845

Long-term debt and capitalized lease obligations                    6,035              57,451

Deferred compensation                                           1,087,500           1,050,000


SHAREHOLDERS' EQUITY


      Preferred stock - authorized, 100,000 shares,
        $10 par value; none issued                                     --                  --
      Common stock - authorized, 20,000,000 shares,
        $.10 par value; issued 6,954,232 and 6,927,732
        shares, respectively, and 6,294,332 and
         6,267,832 shares outstanding, respectively               695,423             692,773
      Additional paid-in capital                               27,049,997          26,990,374
      Retained earnings                                         9,323,987          16,702,536
      Treasury stock - 659,900 shares at cost                  (2,314,566)         (2,314,566)
                                                            -------------       -------------
      Total shareholders' equity                               34,754,841          42,071,117
                                                            -------------       -------------


      Total liabilities and shareholders' equity            $ 105,252,799       $ 112,222,413
                                                            =============       =============




     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                         March 31, 2006
Page 4

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                      2006              2005
                                                  ------------      ------------
Net sales                                         $ 60,905,905      $ 60,537,075
Cost of goods sold                                  53,124,309        53,870,534
                                                  ------------      ------------

      Gross profit                                   7,781,596         6,666,541

Selling, general and administrative expenses         7,062,146         7,633,583
                                                  ------------      ------------

      Operating profit (loss)                          719,450          (967,042)

Interest expense                                       621,580           594,005
                                                  ------------      ------------


      Earnings (Loss) before income taxes               97,870        (1,561,047)

Income tax provision (benefit)                          14,337          (468,200)
                                                  ------------      ------------


      Net Earnings (Loss)                         $     83,533      $ (1,092,847)
                                                  ============      ============

PER SHARE INFORMATION
Basic and diluted loss per common share:


NET EARNINGS (LOSS)                               $       0.01      $      (0.17)
                                                  ============      ============

Weighted-average common shares and common equivalent shares outstanding:

      Basic                                          6,293,115         6,264,954
                                                  ============      ============

      Diluted                                        6,387,780         6,264,954
                                                  ============      ============




     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                         March 31, 2006
Page 5

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                  2006                2005
                                                             -------------       -------------
Net sales                                                    $ 161,474,478       $ 172,741,189
Cost of goods sold                                             139,910,804         151,892,264
                                                             -------------       -------------

      Gross profit                                              21,563,674          20,848,925

Selling, general and administrative expenses                    20,749,685          24,620,289
                                                             -------------       -------------

      Operating profit (loss)                                      813,989          (3,771,364)

Interest expense                                                 1,740,068           1,432,279
                                                             -------------       -------------

      Loss from continuing operations
         before income taxes                                      (926,079)         (5,203,643)

Income tax provision (benefit)                                   6,452,470          (1,561,000)
                                                             -------------       -------------

      Loss from continuing operations                           (7,378,549)         (3,642,643)

Discontinued operations:
Loss from discontinued operations, net of income
   tax benefit of $39,800                                               --             (63,652)

Gain on sale of net assets of subsidiary, net of income
   tax provision of $518,500                                            --             830,575
                                                             -------------       -------------
Earnings from discontinued operations                                                  766,923
                                                             -------------       -------------

      NET LOSS                                               $  (7,378,549)      $  (2,875,720)
                                                             =============       =============

PER SHARE INFORMATION
Basic and diluted (loss) earnings per common share:

Loss from continuing operations                              $       (1.18)      $       (0.58)

Earnings from discontinued operations                                   --       $        0.12
                                                             -------------       -------------


Net loss                                                     $       (1.18)      $       (0.46)
                                                             =============       =============


Weighted-average common shares and common equivalent shares outstanding:

      Basic and Diluted                                          6,278,705           6,243,575
                                                             =============       =============

     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                         March 31, 2006
Page 6



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)




                                                                    Additional                                            Total
                                        Common stock                 paid-in          Retained         Treasury       shareholders'
                                  Shares            Amount           capital          earnings          stock             equity
                               -----------       -----------       -----------      -----------      -----------      -------------
Balance at July 1, 2005          6,927,732       $   692,773       $26,990,374      $16,702,536      $(2,314,566)      $42,071,117

Net loss                                                                             (7,378,549)                        (7,378,549)

Exercise of stock options           26,500             2,650            59,623                                              62,273
                                 ---------       -----------       -----------      -----------      -----------       -----------

Balance at March 31, 2006        6,954,232       $   695,423       $27,049,997      $ 9,323,987      $(2,314,566)      $34,754,841
                                 =========       ===========       ===========      ===========      ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                          March 31 2006
Page 7


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                     2006                2005
                                                                                -------------       -------------
Cash flows from operating activities
      Net loss                                                                  $  (7,378,549)         (2,875,720)

      Loss from discontinued operations                                                    --              63,652

      Gain on sale of subsidiary                                                           --            (830,575)
                                                                                -------------       -------------
      Loss from continuing operations                                              (7,378,549)         (3,642,643)

Adjustments to reconcile net loss to net cash (used in) operating activities

          Depreciation and amortization                                               719,928             864,914
          Deferred compensation                                                        37,500              37,500
          Deferred income taxes                                                     6,394,000          (1,234,249)
          Gain on sale of marketable securities                                                          (110,540)
          Provision for doubtful accounts                                             (97,825)            385,650
          Changes in operating assets and liabilities
             (Increase) in operating assets - net                                    (199,007)        (11,099,412)
             Increase (decrease) in operating liabilities - net                    (3,094,835)          7,945,657
                                                                                -------------       -------------

          Net cash (used in) continuing operations                                 (3,618,788)         (6,853,123)
          Net cash (used in) discontinuing operations                                      --            (447,716)
                                                                                -------------       -------------

          Net cash (used in) operating activities                                  (3,618,788)         (7,300,839)
                                                                                -------------       -------------

Cash flows from investing activities
    Purchase of marketable securities                                                      --              (8,470)
    Proceeds from sale of marketable securities                                                           829,422
    Capital expenditures                                                             (140,914)         (1,138,513)
    Proceeds from sale of assets of a subsidiary, net of transaction costs                              9,070,000
                                                                                -------------       -------------
    Net cash provided by (used in) continuing operations                             (140,914)          8,752,439
    Net cash (used in) discontinuing operations                                            --             (57,855)
                                                                                -------------       -------------

    Net cash provided by (used in) investing activities                              (140,914)          8,694,584
                                                                                -------------       -------------

Cash flows from financing activities
    Borrowings under line of credit                                               158,499,902         189,303,669
    Repayments under line of credit                                              (155,056,093)       (191,222,987)
    Principal payments under equipment financing
      and term loans                                                                  (39,811)            (75,004)
    Proceeds from exercise of stock options                                            62,273             180,500
                                                                                -------------       -------------

    Net cash provided by (used in) continuing operations                            3,466,271          (1,813,822)
    Net cash  (used in) discontinuing operations                                           --            (102,893)
                                                                                -------------       -------------

    Net cash provided by (used in) financing activities                             3,466,271          (1,916,715)
                                                                                -------------       -------------

    NET DECREASE IN CASH                                                             (293,431)           (522,970)
                                                                                -------------       -------------

Cash at beginning of period                                                           321,423             552,655
                                                                                -------------       -------------

Cash at end of period                                                           $      27,992              29,685
                                                                                =============       =============


Supplemental schedule of non-cash financing and
    investing activities:
      Note receivable, received in conjunction with the
              sale of assets of a subsidiary                                                        $   2,750,000

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                                                  $   1,732,000       $   1,479,000
      Income taxes                                                                    104,000              61,000


     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                         March 31, 2006
Page 8


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

2) The Company incurred net earnings (losses) of approximately $84,000 and ($7,379,000) during the three and nine months ended March 31, 2006, respectively, compared to net losses of $1,093,000 and $2,876,000 during the three and nine months ended March 31, 2005, respectively. The Company incurred a net loss of approximately $4,860,000 during the fiscal year ended June 30, 2005. The Company also utilized approximately $5,035,000 of cash in operations during the fiscal year ended June 30, 2005. At March 31, 2006, the Company had cash of approximately $28,000 and working capital of approximately $4,603,000, as compared to cash of approximately $321,000 and working capital of approximately $7,334,000 at June 30, 2005.

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

         The Company's future operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company will be able to generate sufficient revenues, decrease operating costs and improve trade support levels to continue to improve results from operations and cash flows, and remain in compliance with its bank covenants.. The Company's failure to achieve these goals or remain in compliance with its bank covenants would have a material adverse effect upon its business, financial condition and results of operations.

3) On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for consideration of up to $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus has allowed the Company to focus its resources on its core electronics distribution business. Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was

FORM 10-Q                                                         March 31, 2006
Page 9


used to repay a portion of the outstanding borrowings under the Company's line of credit (See Note 4). The balance of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted. In accordance with the purchase agreement, the Company determined that it was owed an additional $500,000 pursuant to a working capital adjustment provided for in the agreement, which has been recorded in the Company's financial statements. The Purchaser has disputed the Company's claim to the working capital adjustment and has informed the Company that it believes that the Company owes a $500,000 working capital adjustment to the purchaser. Since this dispute remains unresolved, there has to date been no purchase price adjustment between the Company and Sagamore that has been agreed to. Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate. As of March 31, 2006, the Company has not earned any of the additional consideration.

         Pursuant to the purchase agreement, the purchaser has also entered into a contract that designates the Company as a key supplier of electronic components to Nexus for a period of five years following the closing date. The Company's sales to Nexus were approximately $117,000 and $248,000 for the three and nine months ended March 31, 2006, respectively, as compared to $241,000 and $465,000 for the three and nine months ended March 31, 2005, respectively, subsequent to the date of sale.

          As a result of the sale of Nexus, the Company no longer engages in contract manufacturing. In accordance with the provisions of SFAS No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company has accounted for the results of operations of Nexus as discontinued in the accompanying consolidated statements of operations.

A summary of operating results of Nexus for the nine months ended March 31, 2005 were as follows:

                                            Nine Months Ended
                                                March 31,
                                                ---------
                                                   2005
                                                   ----
Net sales                                      $5,208,184

Loss before income taxes                       $ (103,452)

4) To provide additional liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association originally providing for a $50,000,000 revolving secured line of credit. This credit facility has a maturity date of December 31, 2006. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At March 31, 2006, the outstanding balance on this revolving line of credit facility was $36.7 million, with an additional $0.9 million available. At March 31, 2006, the Company had outstanding $1.75 million of stand-by letters of credit on behalf of certain vendors ($2.5 million as of May 12, 2006). The interest rate on the outstanding borrowings at March 31, 2006 was approximately 8.88%.

         Under the credit agreement, as amended, the Company is required to comply with the following financial covenants: maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 for the three months ending March 31, 2006, and 1.2 to 1.0 for the six months ending June 30, 2006, nine months ending September 30, 2006 and for each of the twelve months ending each quarterly period thereafter; maintain minimum Net Worth (as defined therein), commencing August 31, 2005, of not less than $40,500,000, increasing as of the end of each fiscal quarter thereafter by 65% of the net profit for such quarter, if any,

FORM 10-Q                                                         March 31, 2006
Page 10

reduced by the amount of specified Special Charges and Write-offs (as defined therein); and a limitation on capital expenditures of $300,000 for the fiscal year ending June 30, 2006 and for each fiscal year thereafter. The credit agreement also restricts the Company's ability to pay dividends. In addition, the credit agreement includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility. Accordingly, this debt is classified as a current liability.

          On September 28, 2005, the Company's credit facility was amended to waive its non-compliance with certain bank covenants, including minimum Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and minimum Net Worth, for the quarter ended June 30, 2005. The Company's credit facility was also amended to reduce the maximum available loan amount from $50,000,000 to $40,000,000, and modify the existing covenants and add additional covenants, including, among other things, to (i) modify the Availability Formula, (ii) reset existing covenants for Fixed Charge Coverage Ratio, minimum Net Worth and Capital Expenditures (each as defined therein), and (iii) add a new covenant regarding maintenance of Operating Cash Flow, which replaced its former bank covenant regarding minimum EBITDA.

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

         As of March 31, 2006, the Company was in compliance with all of its covenants contained in the credit agreement. On March 31, 2006, PNC Bank, National Association, one of the original lenders under the credit agreement, assigned all of its rights and interest in the credit agreement to The CIT Group/Business Credit, Inc. On May 2, 2006, effective April 24,2006, the Company's credit agreement was further amended to increase the sublimit on the aggregate amount of letters of credit permitted to be outstanding from $2,000,000 to $3,000,000.

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

5) On September 18, 2001, the Company's Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock from November 5, 2002 through February 21, 2003 for aggregate consideration of $110,051. However, no such repurchases of common stock were made during the three or nine months ended March 31, 2006.

FORM 10-Q                                                         March 31, 2006
Page 11

6) Total comprehensive earnings ( loss) and its components for the three and nine months ended March 31, 2006 and 2005 are as follows:

                                                 Three Months Ended                Nine Months Ended
                                                     March 31,                         March 31,
                                                     ---------                         ---------
                                                 2006           2005                2006           2005
                                                 ----           ----                ----           ----
Net earnings (loss)                             $83,538     $(1,092,847)       $(7,378,549)    $(2,875,720)

Unrealized (loss) gain on marketable
securities, net of deferred taxes of $1,746
and ($39,000), respectively                                      (2,780)                             31,415
Reclassification adjustment for gains
on marketable securities recognized
included in net loss, net of deferred
tax expense of $42,005                                          (68,535)                           (68,535)
                                                -------     -----------        -----------     -----------
Comprehensive earnings (loss)                   $83,538     $(1,164,162)       $(7,378,549)    $(2,912,840)
                                                =======     ===========        ===========     ===========

7) In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the "1993 Non-Qualified Stock Option Plan," hereinafter referred to as the "1993 Plan." The Board of Directors or the Compensation Committee of the Board is responsible for the granting and pricing of options under the 1993 Plan. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. In December 1997, the shareholders of the Company approved an increase in the amount of shares reserved for issuance under the 1993 Plan to 900,000 from 440,000, of which there were no outstanding options at March 31, 2006.

         In October 2000, the Board of Directors approved the adoption of the "2000 Stock Option Plan," hereinafter referred to as the "2000 Plan." The 2000 Plan provided for the grant of up to 600,000 incentive stock options ("ISOs") and nonqualified stock options ("NQSOs") to employees, officers, directors, consultants and advisers of the Company. In December 2004, the shareholders of the Company approved an increase in the amount of shares reserved for issuance under the 2000 Plan to 1,200,000. The Board of Directors or the Compensation Committee of the Board is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. In the case of ISOs granted to shareholders owning more than 10% of the Company's voting securities, the exercise price shall be no less than 110% of the fair market value of the Company's common stock on the date of grant. All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option. Under the 2000 Plan, 1,200,000 shares of the Company's common stock are reserved, of which 500,500 were outstanding at March 31, 2006.

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

         Effective July 1, 2005, the Company adopted SFAS No. 123R, "Share Based Payment"("SFAS 123(R)"), which requires that the Company measure the cost of employee services received in exchange for

FORM 10-Q                                                         March 31, 2006
Page 12

an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period. The Company uses the modified-prospective-transition method. Under this transition method, stock-based compensation cost to be recognized in the three and nine months ended March 31, 2006 includes: (a) compensation cost for all unvested stock-based awards as of July 1, 2005 that were granted prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards to be granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

         Since no stock options were granted during the three and nine months ended March 31, 2006, no previously issued stock options were modified during the three and nine months ended March 31, 2006 and there were no unvested stock options outstanding as of July 1, 2005, the adoption of SFAS 123(R) has had no current impact on the Company's financial position, results of operations or cash flows. To the extent that new stock options are granted or previously issued stock options are modified in the future, the adoption of SFAS 123(R) will have an impact on the Company's financial position, results of operations or cash flows.

Determining Fair Value

Valuation and Amortization Method -- The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term -- The Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. Expected Volatility -- The fair value of stock based payments made subsequent to June 30, 2005 will be valued using the Black-Scholes valuation method with a volatility factor based on the Company's historical stock trading history.

Risk-Free Interest Rate -- The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term. Estimated Forfeitures -- When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

Fair Value -- The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the three and nine months ended March 31, 2006 and 2005.

         Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee's exercises of stock options over the stock-based compensation cost recognized for those options) will be classified as financing cash flows. During the three and nine months ended March 31, 2006, the Company did not record any tax benefits from deductions resulting from the exercise of stock options.

         For the three and nine months ended March 31, 2006, there were no stock options granted and no stock option expense for stock options vesting during the period reported in net loss.

Pro-forma Disclosures

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation for the prior period presented:

FORM 10-Q                                                         March 31, 2006
Page 13

                                                       Three Months Ended     Nine Months Ended
                                                            March 31,              March 31,
                                                            ---------              ---------
                                                     2005                        2005
                                                     ----                        ----
Net loss, as reported                            $(1,092,847)                $(2,875,720)

Deduct: Total stock-based employee
   compensation expense determined under the
   fair value based method for all awards, net
   of  related tax effects                            (6,410)                   (141,252)
                                                 -----------                 -----------
Pro forma net loss                               $(1,099,257)                $(3,016,972)
                                                 ===========                 ===========

Net loss per common share:

           Basic - as reported                         $(017)                     $(0.46)
                                                 ===========                 ===========
           Basic - pro forma                          $(0.18)                     $(0.48)
                                                 ===========                 ===========
           Diluted - as reported                      $(0.17)                     $(0.46)
                                                 ===========                 ===========
           Diluted - pro forma                        $(0.18)                     $(0.48)
                                                 ===========                 ===========

Summary of Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for our stock option plans:

                                                                                       WEIGHTED-
                                                                     WEIGHTED-          AVERAGE
                                                                      AVERAGE          REMAINING
                                                       OPTIONS        EXERCISE        CONTRACTUAL
                                                     OUTSTANDING       PRICE          TERM(MONTHS)
                                                     -----------       -----          ------------
EMPLOYEE STOCK OPTION PLANS:
Shares outstanding at June 30, 2005                    532,000          $4.97
Granted
Exercised                                             (26,500)          $2.35
Canceled                                               (5,750)          $8.00
                                                      -------           -----          ----------
Shares outstanding at March 31, 2006                   499,750          $5.07              72
                                                      -------           -----          ----------
Shares exercisable at March 31, 2006                   499,750          $5.07              72

8) The weighted average common shares outstanding, net of treasury shares, used in the Company's basic and diluted loss per share computations on its condensed consolidated statements of operations were 6,293,115 and 6,278,705 for the three and nine months ended March 31, 2006, respectively, compared to 6,264,954 and 6,243,575 for the three and nine months ended March 31, 2005, respectively. Excluded from the calculation of earnings (loss) per share are outstanding options to purchase 499,750 and 569,500 shares of the Company's common stock, representing all outstanding options for the nine months ended

FORM 10-Q                                                         March 31, 2006
Page 14

March 31, 2006 and for the three and nine months ending March 31,2005, respectively, as their inclusion would have been antidilutive. For the three months ending March 31, 2006, Common Stock equivalents were 94,665 shares. Common stock equivalents for stock options are calculated using the treasury stock method.

9) The Company is a party to various legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's business, results of operations or financial position.

10) During the three and nine months ended March 31, 2006, the Company recorded sales of $62,825 and $119,739, respectively, compared to $3,133 and $39,178, for the three and nine months ended March 31, 2005, respectively, from a customer, Frequency Electronics, Inc. ("Frequency"). The Company's Chairman of the Board of Directors and President serves on the Board of Directors of Frequency. Such sales transactions with Frequency are in the normal course of business. Amounts included in accounts receivable from Frequency at March 31, 2006 and June 30, 2005 aggregate $7,790 and $206, respectively.

         A law firm of which one of our directors is a partner provides legal services on behalf of the Company. Fees paid to such firm amounted to $22,644 and $106,352 for the three and nine months ended March 31, 2006, respectively, compared to $0 and $168,575 for the three and nine months ended March 31, 2005.

          The son-in-law of the Company's Chairman and President is a partner of a law firm which provides legal services on behalf of the Company. Fees paid to such firm amounted to $41,004 and $116,350 for the three and nine months ended March 31, 2006, respectively, compared to $60,255 and $139,300 for the three and nine months ended March 31, 2005, respectively.

             The Company leases office and warehouse facilities from a partnership owned by two officers and directors of the Company. As of March 31, 2006, the Partnership advanced the Company $125,000 to fund the construction of a new LCD Integration Center, which amount the Company has accrued as a liability in the accompanying balance sheet.


11) At March 31, 2006, the Company had approximately $1,016,000 of unearned revenue recorded as a current liability in the accompanying condensed consolidated financial statements. The Company purchased inventory to fulfill an existing sales order with a certain customer under an arrangement whereby the Company has collected the amount due related to this order; however, at the customer's request, shipment of this order has not been fully made and the related inventory remains in the Company's warehouse for future delivery, and is included on the Company's balance sheet as of March 31, 2006. The Company will recognize revenue as the remaining product is shipped to the customer and title is transferred.

12) At September 30, 2005, the Company had recorded deferred tax assets of $6,610,500 related to the anticipated recovery of tax loss carry forwards. Management evaluates, on a quarterly basis, the weight of available evidence and whether it is more likely than not that the amount of future tax benefit would not be realized. While the Company still believes that it is positioned for long-term growth, the volatility in our industry and markets has made it increasingly difficult to predict sales and operating results on a short-term basis, and when coupled with the cumulative losses reported over the last four fiscal years and the first two quarters of the current fiscal year, the Company can no longer conclude that, based upon the weight of available evidence, it is "more likely than not" that the deferred tax asset of $6,610,500 will be realized, and therefore added $6,610,500 to the income tax provision to bring the carrying value of the deferred tax asset to zero.

         Prior to December 31, 2005, the Company believed that the implementation of its plan for cost containment, improved operating controls, paring back of unprofitable product lines, and a focused sales and marketing effort would improve results from operations and cash flows in the near term. The "more likely than not" standard is subjective, and was based upon management's estimate of a greater than 50% probability that its long range business plan could be realized. During the three months ended December 31, 2005, we recorded a provision for income taxes of $6,629,000 consisting mainly of the $6,610,500 deferred tax write-off.

FORM 10-Q                                                         March 31, 2006
Page 15


13) In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43" ("SFAS No. 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial statements.

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

FORM 10-Q                                                         March 31, 2006
Page 16


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

FORM 10-Q                                                         March 31, 2006
Page 17


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

NEW ACCOUNTING STANDARDS


         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43" ("SFAS No. 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial statements.

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

FORM 10-Q                                                         March 31, 2006
Page 18

Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:

                                                Three Months Ended              Nine Months Ended
                                                       March 31,                      March 31,
                                                       ---------                      ---------
                                                2006            2005            2006            2005
                                                ----            ----            ----            ----
Net Sales                                      100.0%          100.0%          100.0%          100.0%
Cost of goods sold                              87.2            89.0            86.6            87.9
                                               ------          -------         -------         -------
Gross profit                                    12.8            11.0            13.4            12.1
Selling, general and
  administrative expenses                       11.6            12.6            12.9            14.3
                                               ------          -------         -------         -------
Operating profit (loss)                          1.2            (1.6)            0.5            (2.2)
Interest expense                                 1.0             1.0             1.1             0.8
                                               ------          -------         -------         -------
Earnings (Loss) from continuing operations
   before income taxes                           0.2            (2.6)           (0.6)           (3.0)
Income tax provision (benefit)                   0.0            (0.8)            4.0            (0.9)
                                               ------          ------          -------         -------
Gain (Loss) from continuing operations           0.1            (1.8)           (4.6            (2.1)

Loss from discontinued
   Operations, net of taxes                                                                     (0.1)

Gain on sale of subsidiary, net of taxes                                                         0.5
                                               ------          -------         -------         -------
NET EARNINGS (LOSS)                              0.1%           (1.8)%          (4.6)%          (1.7)%
                                               ======          =======         =======         =======

COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31,2006 AND MARCH 31,2005

RESULTS FROM CONTINUING OPERATIONS:

     Net sales for the three and nine months ended March 31, 2006 were $60.9 million and $161.5 million, respectively, compared to $60.5 million and $172.7 million for the three and nine months ended March 31, 2005. This represents a 0.6% increase for the three months ended March 31,2006 and a 6.5% decrease for the nine months ended March 31, 2006. Our sales to off-shore contract manufacturers, to whom we provide inventory management services, has declined 14.8% for the nine months of this fiscal year compared to the comparable period last fiscal year. This decline was due to the contract manufacturers holding excess inventory. However, we have seen an increase in activity toward the end of the current quarter. Our flat panel display (FPD) net sales increased by 100.8% for the three months ended March 31, 2006 and 34.1% for the nine months ended March 31, 2006 compared to the same periods of last fiscal year. We have had success in selling FPD as a separate component or as part of a value-added project where we integrate components into sub-assemblies that are used in such products as voting election equipment, electronic Kiosk, and multi media equipment. Our net sales for FPD product for the three and nine months ended March 31, 2006,

FORM 10-Q                                                         March 31, 2006
Page 19

respectively, were $16.5 million and $42.8 million compared to $8.3 million and $32.0 million, respectively, for the same periods of last fiscal year. Our growth in FPD sales is partially attributable to our in-house FPD integration center with design capabilities that we opened in February 2005 in our Hauppauge, New York facility. This provides "full-solution" capability enabling us to offer our customers an expanded range of services. FPD product represented 27.1% and 26.5% of our net sales for the three and nine months ended March 31, 2006, respectively, as compared to 13.7% and 18.5% for the same periods of last fiscal year. Semiconductors sales represented 50.4% and 49.6% of our net sales for the three and nine months ended March 31, 2006, respectively, as compared to 60.9% and 55.6% for the same periods of last fiscal year. Additionally, we continue to support our off-shore global contract manufacturers, primarily in the Far East with value-added inventory programs. We have also increased our quote group to enable us to be more responsive to the mid-level contract manufacturers in the United States. In addition to the foregoing, we are continuing to focus on core product lines, such as semiconductors, power supplies, printer heads and passive military components, where we believe we can increase our sales. Passive components, which are primarily capacitors and resistors, represented 15.3% and 16.0% of our net sales for the three and nine months ended March 31, 2006, respectively, as compared to 16.7% and 17.5% for the same periods of last fiscal year. Electromechanical products, including relays, printer heads and power supplies, represented 7.3% and 7.9% of our net sales for the three and nine months ended March 31, 2006, respectively, as compared to 8.7% for each of the same periods of last fiscal year. We have fully integrated the sale of our FPD product into our sales force and anticipate sales of these products to remain strong. We believe that our continued focus on FPD product sales and our core vendors will allow us to best service the available market in the United States. We continue to seek to expand our Far East presence primarily through marketing our value-added logistical inventory programs to support global contract manufacturers. In addition, as part of our long-term growth plans, we continue to search for a potential strategic alliance or partner in the Far East.

         Gross profit was $7.8 million, or 12.8% of net sales, and $21.6 million, or 13.4% of net sales, for the three and nine months ended March 31, 2006,respectively, as compared to $6.7 million, or 11.0% of net sales, and $20.8 million, or 12.1% of net sales, for the same periods of last fiscal year. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand for product. The increase in our gross profit margins is primarily due to the increase in our sales of higher margin FPD products and a decrease in sales associated with our logistical programs with global contract manufacturers, which usually operate at lower margins. We do not anticipate any material change in our gross profit margin for the foreseeable future unless we experience an increase in sales associated with our logistical programs. In addition, demand and pricing for our products have been, and in the future may continue to be, adversely affected by industry-wide trends and events beyond our control.

         Selling, general and administrative ("SG&A") expenses were $7.1 million, or 11.6%, of net sales, and $20.7 million, or 12.9%, of net sales, for the three and nine months ended March 31, 2006, respectively, as compared to $7.6 million, or 12.6% of net sales, and $24.6 million, or 14.3% of net sales, for the same periods of last fiscal year, representing a $0.6 million and $3.9 million decrease for the three and nine months ended March 31, 2006, respectively. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business. We have continued to reduce our costs by focusing our spending on our core business areas while reducing spending in non-strategic areas. This has allowed us to lower SG&A while maintaining the necessary infrastructure to support our customers.

         However, we expect SG&A to remain constant during the current quarter as we require the current level of spending to support our business as sales increase. We continue to carefully review all spending and seek to eliminate any SG&A considered non-essential.

         Interest expense was $0.6 million and $1.7 million for the three and nine months ended March 31, 2006, respectively, as compared to $0.6 million and $1.4 million for the same periods of last fiscal year. Interest expense has increased for the nine months ended March 31, 2006 as a result of higher borrowing

FORM 10-Q                                                         March 31, 2006
Page 20


rates primarily due to continued increases in federal lending rates. Continued increases in borrowing rates would increase our interest expense, which would have a negative effect on our results of operations.

During the three months ended December 31, 2005, we recorded a provision for income taxes of $6,629,000 consisting mainly of a $6,610,500 deferred tax write-off. While the Company still believes that it is positioned for long-term growth, the volatility in our industry and markets has made it increasingly difficult to predict sales and operating results on a short-term basis and, when coupled with the cumulative losses reported over the last four fiscal years and the first two quarters of the current fiscal year, the Company can no longer conclude that based on the weight of available evidence, it is "more likely than not" that the deferred tax asset of $6,610,500 will be realized, and added $6,610,500 to the income tax provision to bring the carrying value of the deferred tax asset to zero.

         Net income (loss) from continuing operations for the three and nine months ended March 31, 2006 was $0.1 million, or $0.01 per diluted share, and $ (7.4) million, or $(1.17) per diluted share, respectively, as compared to $(1.1) million, or $(0.17) per diluted share, and $(3.6) million, or ($0.58) per diluted share for the same periods of last fiscal year. Our net income for the quarter increased as compared to our net loss for the same quarter of last fiscal year due to the increase in gross profit dollars and the reduction in SG&A expenses. Our net losses for the nine months have increased as compared to the same period of last year due to our write off of $6.6 million in deferred tax assets during the quarter ending December 31, 2005 for the reasons described above and in Note 12 of the Notes to Condensed Consolidated Financial Statements. This increase was partially offset by our ability to reduce SG&A and increase gross profit margins, as discussed above.

DISCONTINUED OPERATIONS

         On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for consideration of up to $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus has allowed the Company to focus its resources on its core electronics distribution business. Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. The balance of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. Prepayment of the principal and accrued interest on the note is permitted.

         Net earnings from these discontinued operations for the nine months ended March 31, 2005 was $0.8 million, or $ 0.12 per diluted share. The earnings from these discontinued operations for the three months ended September 30, 2004 was primarily due to the gain on sale of our Nexus subsidiary of $831,000. This was partially offset by a loss from operations of our Nexus subsidiary of $64,000 through the date of sale.

COMBINED NET LOSS

         The combined net income (loss) from both the continuing and discontinued operations for the three and nine months ended March 31, 2006 was $
0.1 million, or $0.01 per diluted share, and $ (7.4) million, or $ (1.17) per diluted share, respectively, compared to a combined net loss from both the continuing and discontinued operations for the three and nine months ended March 31, 2005 of $(1.1) million, or $ (0.17) per diluted share, and $ (2.9) million, or $ (0.46) per diluted shares for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         To provide additional liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC

FORM 10-Q                                                         March 31, 2006
Page 21


Commercial Finance LLC and PNC Bank, National Association originally providing for a $50,000,000 revolving secured line of credit. This credit facility has a maturity date of December 31, 2006. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At March 31, 2006, the outstanding balance on this revolving line of credit facility was $36.7 million, with an additional $0.9 million available. At March 31, 2006, the Company had outstanding $1.75 million of stand-by letters of credit on behalf of certain vendors ($2.5 million as of May 12, 2006). The interest rate on the outstanding borrowings at March 31, 2006 was approximately 8.88%.

         Under the credit agreement, as amended, the Company is required to comply with the following financial covenants: maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 for the three months ending March 31, 2006, and 1.2 to 1.0 for the six months ending June 30, 2006, nine months ending September 30, 2006 and for each of the twelve months ending each quarterly period thereafter; maintain minimum Net Worth (as defined therein), commencing August 31, 2005, of not less than $40,500,000, increasing as of the end of each fiscal quarter thereafter by 65% of the net profit for such quarter, if any, reduced by the amount of specified Special Charges and Write-offs (as defined therein); and a limitation on capital expenditures of $300,000 for the fiscal year ending June 30, 2006 and for each fiscal year thereafter. The credit agreement also restricts the Company's ability to pay dividends. In addition, the agreement also includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility. Accordingly, this debt is classified as a current liability.

          On September 28, 2005, the Company's credit facility was amended to waive its non-compliance with certain bank covenants, including minimum Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and minimum Net Worth, for the quarter ended June 30, 2005. The Company's credit facility was also amended to reduce the maximum available loan amount from $50,000,000 to $40,000,000, and modify the existing covenants and add additional covenants, including, among other things to (i) modify the Availability Formula, (ii) reset existing covenants for Fixed Charge Coverage Ratio, minimum Net Worth and Capital Expenditures (each as defined therein), and (iii) add a new covenant regarding maintenance of Operating Cash Flow, which replaced its former bank covenant regarding minimum EBITDA.

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

         As of March 31, 2006, the Company was in compliance with all of its covenants contained in the credit agreement. On March 31, 2006, PNC Bank, National Association, one of the original lenders under the credit agreement, assigned all of its rights and interest in the credit agreement to The CIT Group/Business Credit, Inc. On May 2, 2006, the Company's credit agreement was further amended to increase the sublimit on the aggregate amount of letters of credit permitted to be outstanding from $2,000,000 to $3,000,000, effective as of April 24, 2006.

         At March 31, 2006, the Company had cash of approximately $28,000 and working capital of approximately $4,603,000, as compared to cash of approximately $321,000 and working capital of approximately $7,334,000 at June 30, 2005. As described above, our credit agreement requires our cash generated from operations to be applied directly to the prepayment of indebtedness under our credit facility.

         For the nine months ended March 31, 2006, our net cash used in operating activities was approximately $3.6 million, as compared to net cash used in operating activities of $7.3 million for the

FORM 10-Q                                                         March 31, 2006
Page 22

nine months ended March 31, 2005. The decrease in net cash used in operating activities is primarily attributable to the net decrease in current liabilities for the nine months ended March 31, 2006, as compared to a substantial increase in our accounts receivable and inventory for the nine months ended March 31, 2005. Net cash used in investing activities was approximately $0.1 million for the nine months ended March 31, 2006 as compared to net cash provided by investing activities of $8.7 million for the nine months ended March 31, 2005. The decrease in net cash provided by investing activities is primarily attributable to $9.1 million in net proceeds we received from our sale of substantially all of the assets of Nexus in September 2004. Net cash provided by financing activities was approximately $3.5 million for the nine months ended March 31, 2006 as compared to net cash used in financing activities of $1.9 million for the nine months ended March 31, 2005. The increase in net cash provided by financing activities is primarily attributable to an increase in net borrowings under our credit facility of approximately $5.3 million.

         For the nine months ended March 31, 2006 and 2005, our inventory turnover was 5.3 and 5.0 times, respectively. The average days outstanding of our accounts receivable at March 31, 2006 were 54 days, as compared to 58 days at March 31, 2005. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.

         Based upon our present plans, including no anticipated material capital expenditures, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months. Based on preliminary discussions with our lenders, we believe we will be able to renew our credit facility on terms similar to those currently in effect prior to its scheduled maturity on December 31, 2006, although we cannot assure that this renewal will occur. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs, and remaining in compliance with our bank covenants. Historically, we have, when necessary, been able to obtain amendments to our credit facilities to satisfy instances of non-compliance with financial covenants. While we cannot assure that any such future amendments, if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources. In the event that in the future we are unable to obtain such an amendment or waiver of our non-compliance with our financial covenants, the lenders under our credit facility could declare us to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/or limit the Company's ability to borrow additional amounts under the facility. If we did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

CONTRACTUAL OBLIGATIONS

         This table summarizes our known contractual obligations and commercial commitments at March 31, 2006.

                         TOTAL      < 1 YEAR       1 TO 3 YEARS   3 TO 5 YEARS    > 5 YEARS
                         -----      --------       ------------   ------------    ---------
Bank Debt           $36,648,919    $36,648,919
Capital Lease            73,219         67,117           $6,102
Operating Lease       7,654,654      1,368,910        2,154,962    $1,590,317     $2,540,465
                    -----------    -----------       ----------    ----------     ----------
Total               $44,376,792    $38,084,946       $2,161,064    $1,590,317     $2,540,465
                    ===========    ===========       ==========    ==========     ==========

FORM 10-Q                                                         March 31, 2006
Page 23


INFLATION AND SEASONALITY

         Inflation and seasonality have not had a significant impact on our operations during the last three fiscal years.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at a variable rate dependent upon either the prime rate, federal funds rate or the LIBOR rate ("rates"). At April 30, 2006, $34.1 million was outstanding under the credit facility. Changes in any of the rates during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the rate will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on the amount of outstanding borrowings at April 30, 2006. The impact of interest rate fluctuations on our other floating rate debt is not material.

Item 4. Controls and Procedures.

         An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of March 31, 2006. Based upon that evaluation, the Company's management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 6. Exhibits.

                  a) Exhibit 10.23.8 - Amendment to Third Restated and Amended Loan and Security Agreement dated May 2, 2006, by and among GMAC Commercial Finance LLC, as Lender and as Agent, The CIT Group /Business Credit, Inc., as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc. and Interface Electronics Corp.

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

May 15, 2006
                               JACO ELECTRONICS, INC.
                                         (Registrant)


                           BY:  /s/ Jeffrey D. Gash
                                    ---------------------------------------
                                    Jeffrey D. Gash, Executive Vic President,
                                    Finance and Secretary
                                    (Principal Financial Officer)