Form 10-K
period 2006-06-30
JACO ELECTRONICS INC
filed 2006-09-28
CIK 52971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2006

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

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
                Act.     Yes __     No  X
                                       ---

         Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
                Act.     Yes __     No  X
                                       ---

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes: X                 No: _____


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer __     Accelerated Filer __    Non-Accelerated Filer  X
                                                                            ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes:        No: X
                                                            ----

     The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2005 was $ 16,468,936 (based on the last reported sale price on the Nasdaq National Market on that date).


     The number of shares of the registrant's common stock outstanding as of September 20, 2006 was 6,294,332 shares (excluding 659,900 treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE.


         Portions of the registrant's definitive proxy statement to be filed on or before October 28, 2006 under Regulation 14A in connection with the registrant's 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements

         This Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this report and in other documents we file or furnish under the Exchange Act, forward-looking statements include, without limitation, statements regarding our financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "estimates" "believes", "intends", "plans" or similar language. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements.

         You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A. Risk Factors of this report.


         In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur and, therefore, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as provided in Item 1A of Form 10-Q under the Exchange Act, we do not undertake any obligation to update publicly or revise any forward-looking statements to reflect new information or events or circumstances occurring after the date of this report.

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

Our Company

We are a leading distributor of active and passive electronic components used in the manufacture and assembly of electronic products to a wide variety of industrial Original Equipment Manufacturers ("OEMs"). We also sell products to contract electronics manufacturers, particularly in the Far East, who manufacture products for companies in select segments of the electronics industry.
         We also are a provider of flat panel display and supporting technology products and services. We distribute a range of semiconductors, (active components), including transistors, diodes, memory devices, microprocessors, micro controllers, other integrated circuits, active matrix displays and various board-level products, as well as passive products, consisting primarily of capacitors, resistors and electromechanical devices including power supplies, relays, switches, connectors and printer heads. These products are used in the manufacture and assembly of a diverse and growing range of electronic products, including:


o telecommunications equipment            o computers and office equipment
o medical devices and instrumentation     o industrial equipment and controls
o military/aerospace systems              o automotive electronics
o Voting and gaming machines              o home entertainment and other
                                            consumer electronics

         We have two distribution centers and 16 strategically located sales offices throughout the United States and one sales office in Bejing, China opened in August 2004. We distribute more than 45,000 products from over 100 vendors, including such market leaders as Kemet Electronics Corporation, NEC, Samsung Semiconductor, Inc., Vishay Americas, Inc., Sharp Electronics Corp, Vitesse Semiconductor Corporation, Epson Electronics America, Inc., Lambda Americas Inc. and Cosel USA, Inc., to a base of over 5,500 customers through a direct sales force. To enhance our ability to distribute electronic components, we provide a variety of value-added services, including automated inventory management services; integration, turnkey design and development, project management, and extended and post-sale support services for various custom components with flat panel displays; assembly of stock items for customers into pre-packaged kits; and programming and testing of power supplies and crystal oscillators. Our core customer base consists primarily of small and medium-sized manufacturers that produce electronic equipment used in a wide variety of industries.

Our Industry

         The electronic components distribution industry represents an important sales channel for component manufacturers. Electronic components distributors relieve component manufacturers of a portion of the costs and personnel needed to warehouse, sell and deliver their products. Distributors market manufacturers' products to a broader range of customers than such manufacturers could economically serve with their direct sales forces. Today, distributors have become an integral part of their customers' purchasing and inventory processes. Distributors offer their customers the ability to outsource their purchasing and warehousing responsibilities so that they may concentrate their resources on their core competencies, namely research, product development, sales and marketing. Electronic data interchange (EDI) permits distributors to receive timely scheduling of component requirements from customers enabling them to better provide these value-added services. Generally, companies engaged in the distribution of electronic components, including Jaco, are required to maintain a relatively significant investment in inventories and accounts receivable to be responsive to the needs of customers. To meet these requirements, we, as well as other companies in our industry, typically depend on internally generated funds as well as external sources of financing.

Distributors also provide technical engineers to work directly with their customers. Our engineers provide technical support to our customers' for our flat panel display products, micro controllers and power supplies. Our technical engineers are trained by our key suppliers on their specific product offerings and serve as an extension of their marketing efforts.


Products

         We currently distribute over 45,000 stock items. Our products fall into four broad categories: semiconductors (Semi), flat panel displays (FPD), passive components (Passive) and electromechanical devices (EMCH). Our net distribution sales in each of these four product categories as a percentage of our total net distribution sales appears below:
                        2006    2005     2004
       ------------ --------- --------- --------

          Semi        50%       58%       53%
          FPDs        27%       17%       21%
         Passive      15%       17%       19%
          EMCH         8%        8%       7%
       ------------ --------- --------- --------


         Semiconductors are active products consisting of such items as integrated circuits, microprocessors, transistors, diodes, dynamic random access memory (RAM), static RAMs, and video RAMs which respond to or activate upon receipt of electronic current,. FPDs incorporate such items as flat panels, touch screens and controllers , which are commonly used in personal computers, televisions, automated teller machines, voting and gaming machines, and video monitors, and are rapidly replacing standard cathode ray tubes in a variety of applications, including medical, industrial and commercial equipment, as well as in the specific types of products listed above. Passive components consist primarily of capacitors and resistors. EMCH consists of such products as power supplies, relays and printerheads. Both passive and EMCH products are designed to facilitate completion of electric functions.


Value-Added Services

         We also provide a number of value-added services which are intended to attract new customers, to maintain and increase sales to existing customers and, in the case of FPD integration, to generate revenues from new customers. Value-added services include:

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

o FPD Integration. Our FPD sales specialists and technical engineers work directly with our customers to design, develop, configure, test and deliver highly customized solutions to meet specific FPD requirements for both business and consumer applications. We are able to internalize key elements of the FPD integration process that were previously sub-contracted to outside vendors and offer customers a one-stop source for their FPD and integration needs through our state-of-the-art FPD integration facility. See "Operations - Manufacturing."

Sales and Marketing

         We believe we have developed valuable long-term customer relationships and an understanding of our customers' requirements. Our sales personnel are trained to identify our customers' requirements and to actively market our entire product line to satisfy those needs. We serve a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense, aerospace, medical equipment and other industries. We have established inventory management programs to address the specific distribution requirements of the global contract manufacturing sector. Two of our customers represented 13% and 11%, 21% and 13%, and 14% and 11% of our total net sales for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. None of our other customers individually represented more than 7%, 4% or 9% of our total net sales for fiscal years 2006, 2005 or 2004, respectively.

         As an authorized distributor for many component manufacturers, we are able to offer technical support as well as a variety of supply chain management programs. Technical engineering, support and supply chain management services enhance our ability to attract new customers. Many of today's services revolve around the use of software automation, computer-to-computer transactions through EDI, Internet-based solutions, technically competent product managers, business development managers (BDM) and technical engineers for our FPD product offering. We provide design support and technical assistance to our customers with detailed data solutions employing the latest technologies.

         Sales are made throughout North America from the sales departments maintained at our two distribution facilities located on the East and West Coasts of the United States in New York and California and from 16 strategically located sales offices. Sales are made primarily through personal visits by our employees and by a staff of trained telephone sales personnel who answer inquiries and receive and process orders from customers. Sales are also made through general advertising, referrals and marketing support from component manufacturers. In addition, we utilize the services of independent sales representatives whose territories include parts of North America and several foreign countries. In August 2004, we opened a sales office in Beijing, China to support our business in the Far East. We also utilize a third party warehouse to support key customers in the Far East. Independent sales representatives generally operate under agreements which are terminable by either party upon 30 days notice and prohibit them from representing competing product lines. In most cases, independent sales representatives are authorized to solicit sales of all of our product lines.

         For our FPD product, we provide high quality component and value-added display solutions. As panel technology is added to a rapidly expanding list of electronic products and devices, it has become necessary to support the growing number of specific applications with a customized solution. We provide in-house design, sub-assembly, and complete "box-build" capability, high level integration, project management, and testing and after-market capabilities to provide the varying levels of support required by our customer base. We define our addressable market as qualified OEMs and systems integrators with critical time-to-market and product optimization needs that may also have specialized design and engineering service requirements followed by a scalable FPD program.

Suppliers

         Manufacturers of electronic components are increasingly relying on the marketing, customer service, technical support and other resources of distributors who market and sell their product lines to customers not normally served by the manufacturer, and to supplement the manufacturer's direct sales efforts for other accounts often by providing value-added services not offered by the manufacturer. Manufacturers seek distributors who have strong relationships with desirable customers, have the infrastructure to handle large volumes of products and can assist customers in the design and use of the manufacturers' products. Currently, we have non-exclusive distribution agreements with many manufacturers, including Dallas Semiconductor Corporation, Sharp Electronics Corp, NEC, Kemet Electronics Corporation, Samsung Semiconductor, Inc., 3 M Touch Systems, Inc., Vishay Intertechnology, Inc., Vitesse Semiconductor Corporation, Lambda, Cosel and Epson Electronics America, Inc. We continuously seek to identify potential new suppliers such as NEC. During the fiscal year ended June 30, 2006, products purchased from our two largest suppliers accounted for 27% and 7%, respectively, of our total net sales. As is common in the electronics distribution industry, from time to time we have experienced terminations of relationships with suppliers. We cannot assure you that, in the event a supplier cancelled its distributor agreement with us, we would be able to replace the sales associated with such supplier with sales of other products.

         We generally purchase products from manufacturers pursuant to non-exclusive distributor agreements. As an authorized distributor, we are able to offer our suppliers marketing support and technical assistance regarding product knowledge. Products requiring specialized technical assistance typically have higher average selling prices and higher gross profit margins than commodity components and there is more limited competition for the sale of these products.

         Most of our distributor agreements are cancelable by either party, typically upon 30 to 90 days notice, although these agreements are usually entered into with the intention of a long-term relationship. Many of our current agreements have continued for more than fifteen years. Most of these agreements typically provide for price protection, stock rotation privileges and the right to return inventory. Price protection is typically in the form of a credit to us for any inventory in our possession for which the manufacturer reduces its prices. Stock rotation privileges typically allow us to exchange inventory in an amount up to 5% of a prior period's purchases or some of our vendors allow us to scrap 3% of traditionally non-returnable inventory. Upon termination of a distributor agreement, the right of return typically requires the manufacturer to repurchase our inventory at our adjusted purchase price. We believe that these types of protective provisions contained in our distributorship agreements generally have served to reduce our exposure to loss from unsold inventory. Because price protection, stock rotation privileges and the right to return inventory are limited in scope, however, and often subject to our compliance with certain customary conditions, we cannot assure you that we will not experience significant losses from unsold inventory in the future.

Operations

         Component Distribution. Inventory management is critical to a distributor's business. We constantly focus on a high number of resales or "turns" of existing inventory to reduce our exposure to product obsolescence and changing customer demand.

         Our central computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information for our distribution business. Our distribution software system includes financial systems, EDI, customer order entry, purchase order entry to manufacturers, warehousing and inventory control. Each of our sales departments and offices is electronically linked to our central computer systems, which provide fully integrated on-line, real-time data with respect to our inventory levels. Most of our inventory management system was developed internally and is considered proprietary. We track inventory turns by vendor and by product, and our inventory management system provides immediate information to assist in making purchasing decisions and decisions as to which inventory to exchange with suppliers under stock rotation programs. Our inventory management system also uses bar-code technology. In some cases, customers use computers that interface directly with our computers to identify available inventory and to rapidly process orders. Our computer system also tracks inventory turns by customer. We also monitor supplier stock rotation programs, inventory price protection, rejected material and other factors related to inventory quality and quantity. This system enables us to more effectively manage our inventory and to respond quickly to customer requirements for timely and reliable delivery of components. Our inventory turnover was approximately six times for the fiscal year ended June 30, 2006.

         Manufacturing. Our manufacturing capabilities support customization requirements for almost any commercial or industrial application, including prototype, sub-assembly, full system assembly, LCD optical enhancement, touch-screen integration and system integration. The Company has sold `ruggedized' applications that address military, aerospace and special industrial requirements (including hazardous environments). We maintain world-class quality standards and are ISO 9001 certified for company functions. In February 2005, we completed the construction of a state-of-the-art integration facility in Hauppauge, New York to meet the needs of our expanding
FPD customer base. The 20,000 square foot plant houses design and engineering, manufacturing, integration, after-market support and operations. The integration center is equipped with a large, modern batch assembly area as well as work cells designed for continuous quality manufacturing. Products with clean room requirements are assembled on premises. The facility is configured to accommodate customized projects that range from low-volume design and prototype to higher volume assembly as large as 50,000 units.


Discontinued Operations

On September 20, 2004, we completed the sale of substantially all of the assets of our non-core contract manufacturing subsidiary, Nexus Custom Electronics Inc. ("Nexus") to Sagamore Holdings, Inc. for total consideration of up to $13,000,000 and the assumption of certain liabilities. Under the terms of the purchase agreement relating to this transaction, we received $9.25 million of the purchase consideration in cash at closing. The balance of the fixed portion of the purchase consideration was satisfied through the delivery of a $2.75 million subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 each, commencing in September 2006 (which initial payment was not made) and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted. Additionally, we are entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales in excess of $20 million of Nexus after the closing date, up to $1,000,000 in the aggregate.

         Pursuant to the purchase agreement, Sagamore Holdings has also entered into a contract that designates us as a key supplier of electronic components to Nexus for a period of five years.

         As a result of the sale, we have classified the operations of Nexus as "discontinued" for all periods presented herein.

     On September 19, 2006, Nexus Nano Electronics, Inc. ("NNE"), as successor to Sagamore, and its subsidiary filed suit against Jaco in the U.S. District Court for the Southern District of New York alleging fraud and misrepresentations by the Company in connection with the sale of Nexus and seeking an unspecified amount of damages. The Company believes that the plaintiffs' claims are without merit and intends to contest them vigorously as well as assert counterclaims for amounts owed to it in connection with such sale, if this matter is not settled. Subsequent to the filing of this suit, the parties entered into settlement discussions and have reached an agreement in principle to settle this matter for, among other things, a mutual release of all disputed claims relating to this transaction and the cancellation of the purchaser's $2.75 million subordinated note held by the Company in consideration for NNE's issuance to the Company of shares of its preferred stock. The documentation relating to this proposed settlement has not yet been finalized or approved by the parties' respective boards of directors and, therefore, the Company cannot assure you that this settlement will be completed upon the terms described above or at all.


         See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal Year Ended June 30, 2005 with Fiscal Year Ended June 30, 2004 - Discontinued Operations," and Note B
- "Discontinued Operations" to our Consolidated Financial Statements included under Item 15 of this report for additional information regarding this transaction.

Competition

         The electronic components distribution industry is highly competitive, primarily with respect to price, product availability, knowledge of product and quality of service. We believe that the breadth of our customer base, services and product lines, our level of technical expertise and the overall quality of our services are particularly important to our competitive position. We compete with large national distributors such as Arrow Electronics, Inc. and Avnet, Inc., as well as mid-size distributors, such as All American Semiconductor, Inc. and Nu Horizons Electronic Corporation, many of whom distribute the same or competitive products as we do. We also compete for customers with some of our own suppliers and additional competition has emerged from third-party logistics providers, fulfillment companies, catalogue distributors and e-commerce companies, including on-line distributors and brokers, which have grown with the expanded use of the Internet. Many of our competitors have significantly greater assets, name recognition and financial, personnel and other resources than we do.

         Our ability to purchase competitively priced electronic components from our suppliers, who have foreign parents, could be adversely affected by increases in tariffs, duties, changes in the U.S trade agreements with Japan, Taiwan or other foreign countries, transportation strikes or the adoption of federal laws imposing import restrictions. In addition, the cost of our imported components could be subject to governmental controls and international currency fluctuations. The decline in the value of the U.S. dollar relative to the currencies of Japan and other countries would cause increases in the dollar prices we pay for these components. Although we have not experienced any material adverse effect to date on our ability to compete or otherwise as a result of any of the foregoing factors, we cannot assure you that such factors will not have a material adverse effect on us in the future.

Backlog

         As is typical of electronic components distributors, we have a backlog of customer orders. At June 30, 2006, we had a backlog of approximately $53.8 million as compared to a backlog of approximately $43.5 million at June 30, 2005. We believe that a substantial portion of our backlog represents orders due to be filled within the next 90 days. In recent years, the trend in our industry has been toward outsourcing, with more customers entering into just-in-time contracts with distributors, instead of placing orders with long lead times. As a result, the correlation between backlog and future sales is changing. In addition, we have increased our use of EDI transactions, where we purchase inventory based on electronically transmitted forecasts from our customers that may not become an order until the date of shipment and, therefore, may not be reflected in our backlog. Our backlog is subject to delivery rescheduling and cancellations by the customer, sometimes without penalty or notice. For the foregoing reasons our backlog is not necessarily indicative of our future sales for any particular period.

Employees

         At June 30, 2006, we had a total of 205 employees, of which five were engaged in administration, 16 were managerial and supervisory employees, 117 were in sales and 67 performed warehouse, manufacturing and clerical functions. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.



Item 1A. Risk Factors

Our industry is highly cyclical, and an industry downturn could have a material adverse effect on our business.

         The electronic components distribution industry and, in particular, the semiconductor industry from which a large portion of our revenues come, has historically been affected by general economic downturns and fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity. These industry cycles and economic downturns have often had an adverse economic effect upon manufacturers, end-users of electronic components and electronic components distributors, including Jaco. We cannot predict the timing or the severity of the cycles within our industry, or how long and to what levels any industry downturn and/or general economic weakness will last or be exacerbated by terrorism or war or other factors on our industry. During each of the fiscal years ended June 30, 2006, 2005 and 2004, sales of semiconductors represented 50%, 58% and 53% of our net sales, respectively, and our revenues tend to closely follow the strength or weakness of the semiconductor market. While the semiconductor industry has strengthened in recent years, it is uncertain whether this improvement will continue, and future downturns in the technology industry, particularly in the semiconductor sector, could have a material adverse effect on our business, results of operations and financial condition.

Our revenues and profitability previously declined significantly from historical highs and, although revenues have shown growth recently, we may be unable to achieve profitability at levels experienced in the past.

         Our operations have been significantly and negatively affected in the past by the downturn in the technology industry and the general economy. From a high of approximately $321 million in sales in fiscal 2001, our sales stabilized between $200 million and $250 million in fiscal 2003 through 2005. In the fiscal year ended June 30, 2006, our revenues showed continued signs of stability with quarterly sequential revenues of $52.5, $48.1, $60.9 and $67.0 million. Nevertheless, we have not yet been able to achieve consistent profitability, much less at a level deemed acceptable to management. During the past fiscal year, we modified our business plan to focus on those core areas where we believe we can most effectively compete in the current business environment. Specifically, we are aggressively pursuing sales of flat panel displays and concentrating our marketing efforts on those core vendors whose products we believe still have a viable market in North America. In the event this strategy is unsuccessful, we may need to adopt further cost-cutting measures, which could include restructuring and other charges.

We are dependent on a limited number of suppliers. Loss of one or more of our key suppliers could have a material adverse effect on our business.

         We rely on a limited number of suppliers for products which generate a significant portion of our sales. During the fiscal year ended June 30, 2006, products purchased from our two largest suppliers accounted for 27% and 7 %, respectively, of our total net sales. Substantially all of our inventory has been and will be purchased from suppliers with which we have entered into non-exclusive distribution agreements. Moreover, most of our distribution agreements are cancelable upon short notice. As a result, in the event that one or more of those suppliers experience financial difficulties or are not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations or financial condition. Additionally, our relationships with our customers could be materially adversely affected because our customers depend on our distribution of electronic components and computer products from the industry's leading suppliers.

Declines in the value of our inventory could materially adversely affect our business.

         The electronic components and computer products industry is subject to rapid technological change, new and enhanced products and evolving industry standards, which can contribute to a decline in value or obsolescence of inventory. During an industry and/or economic downturn, it is possible that prices will decline due to an oversupply of product and, therefore, there may be greater risk of declines in inventory value. Although it is the policy of many of our suppliers to offer distributors like us certain protections from the loss in value of inventory (such as price protection, stock rotation privileges and limited rights of return and rebates), we cannot assure you that such protections will fully compensate us for the loss in value, or that the suppliers will choose to, or be able to, honor such agreements, some of which are not documented and therefore subject to the discretion of the supplier. We cannot assure you that unforeseen new product developments or declines in the value of our inventory will not materially adversely affect our business, results of operations or financial condition, or that we will successfully manage our existing and future inventories.

Significant order cancellations, reductions or delays by our customers could materially adversely affect our business.

         Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers, but instead work with our customers to develop nonbinding forecasts of future requirements. Based on these forecasts, we make commitments regarding the level of business that we will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each customer and generally affecting each customer's industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered or products competed and, in certain circumstances, payment for materials purchased and charges associated with such cancellation, reduction or delay. Significant or numerous order cancellations, reductions or delays by our customers could have a material adverse effect on our business, financial condition or results of operations.

The market for our products and services is very competitive and, if we cannot effectively compete, our business will be harmed.

         The market for our products and services is very competitive and subject to rapid technological change. We compete with many other distributors of electronic components, many of which are larger and have significantly greater assets, name recognition and financial, personnel and other resources than we have. As a result, our competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Occasionally, we compete for customers with many of our own suppliers and additional competition has emerged from third-party logistics providers, fulfillment companies, catalogue distributors and e-commerce companies, including on-line distributors and brokers, which have grown with the expanded use of the Internet. Furthermore, as more and more electronic components manufacturing moves outside North America, we believe that the total available distribution market share in North America is being reduced as procurement channels increase in Asia and Europe. While we have implemented new strategies, including our website and multiple portals, in response to certain of these new sources of competition and trends, we cannot assure you that we will be able to maintain our market share against the emergence of these or other sources of competition. Failure to maintain and enhance our competitive position could materially adversely affect our business and prospects.

         Additionally, prices for our products tend to decrease over their life cycle. This reduces resale per component sold. There is also continuing pressure from customers to reduce their total cost for products. Our suppliers may also seek to reduce our margins on the sale of their products in order to increase their own profitability or to be competitive with other suppliers of comparable product. We incur substantial costs on our value-added services required to remain competitive, retain existing business and gain new customers, and we must evaluate the expense of those efforts against the impact of price and margin reductions.

Substantial defaults by our customers on accounts receivable or the loss of significant customers could have a material adverse effect on our business.

         A substantial portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or to make payments in a timely manner, our business, results of operations or financial condition could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management's expectations. A significant deterioration in our ability to collect on accounts receivable could also trigger an event of default under our credit facility or otherwise impact the cost or availability of financing available to us.

We may not have adequate liquidity or access to capital resources, and our substantial leverage and debt service obligations could materially adversely affect our ability to meet our cash needs.

         We need cash to service our indebtedness and for general corporate purposes, such as funding our ongoing working capital and capital expenditure needs. At June 30, 2006, we had cash, and cash equivalents, of approximately $29,000 (our credit facility, referred to below, currently requires cash from customer receipts to be applied directly to the repayment of outstanding indebtedness). In addition, we currently have access to a credit facility providing for a $40 million secured revolving line of credit, of which $35.1 million was being borrowed as of June 30, 2006, with an additional $1.3 million available. Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to continue to access capital from external sources of financing, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on preliminary discussions with our lenders, we believe we will be able to renew our credit facility on terms similar to those currently in effect prior to its scheduled maturity on December 31, 2006, although we cannot assure that this renewal will occur. Management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources.

     Our credit facility imposes debt service obligations and exposes us to certain risks associated with being a substantially leveraged company. For example, our credit facility contains several restrictive financial covenants, including, among others, provisions for maintenance of specified levels of cash flow, net worth and fixed charge coverage ratio, and limitations on capital expenditures, dividends and other restricted payments. Failure to remain in compliance with these and other covenants could result in an event of default triggering an acceleration of our obligation to repay all outstanding indebtedness under our credit facility or limit our ability to borrow additional amounts thereunder. Historically, we have, when necessary, been able to obtain waivers or amendments to our credit facility to satisfy instances of non-compliance with our financial covenants. However, we cannot assure you that any such future waivers or amendments, if needed, will be available and, if they are not, any future non-compliance with our bank covenants could have a material adverse effect on our business, financial condition or results of operations.

     Our substantial leverage could also have other significant negative consequences on our business, including:

          - increasing our vulnerability to general adverse economic and industry conditions;

          - increasing our exposure to increasing interest rates;

          - restricting our credit with our suppliers, which would limit our ability to purchase inventory;

          - limiting our ability to obtain additional financing on acceptable terms or at all;

          - requiring the dedication of a portion of any cash flow from operations to service our indebtedness (currently, our credit facility requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of outstanding indebtedness), thereby reducing the amount of any cash flow available for other purposes, including capital expenditures;

          - limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

          - placing us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.


Interest rate changes may adversely affect our operating results.

         We are affected by interest rate changes with respect to our credit facility, which currently is based upon, at our option, the prime rate, federal funds rate or LIBOR. Interest rates have risen over the last year and may continue to rise. Continuing increases in interest rates could materially adversely affect our results of operations.

Our business in non-U.S. locations, particularly Asia, represent a significant and growing portion of our sales, and our failure to expand in Asia may negatively impact our sales.

         The manufacturing of electronic components and computer products is increasingly shifting to lower-cost production facilities in Asia, most notably China. Suppliers in Asia have traditionally had lower gross profit margins than those in the United States and Europe, and typically charge lower prices in the Asian markets for their products, which places pressure on us to lower our prices to meet competition. Additionally, some of our customer base is transferring to the Far East in order to reduce production costs. In response to this trend, we continue to seek to expand our presence in Asia, primarily through marketing our value-added services to support global contract manufacturers. In addition, as part of our long-term growth plans, we continue to search for a potential strategic alliance or partner in the Far East. If we are unsuccessful in expanding our Far East operations, our sales could be negatively impacted.

         Expanding internationally may subject our operations to a variety of risks that are specific to international operations, including the following:

     - import and export regulations that could erode profit margins or restrict exports;


     - the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

     - potential restrictions on transfers of funds;

     - foreign currency fluctuations;

     - import and export duties and value added taxes;

     - transportation delays and interruptions; - uncertainties arising from local business practices and cultural considerations; and

     - potential military conflicts and political risks.

         While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the shift of business abroad and the risks of doing business internationally, we cannot assure you that such measures will be adequate.


We are dependent on foreign manufacturers and subject to trade regulations which expose us to political and economic risk.

         A significant number of components sold by us are manufactured by foreign companies. As a result, our ability to sell certain products at competitive prices could be adversely affected by any of the following:

     - increases in tariffs or duties;

     - changes in trade treaties;

     - strikes or delays in air or sea transportation;

     - future U.S. legislation with respect to pricing and/or import quotas on products imported from foreign countries; and

     - turbulence in offshore economies or financial markets.

         Our ability to be competitive with respect to sales of imported components could also be affected by other governmental actions and policy changes, including anti-dumping and other international antitrust legislation.

Our industry is subject to supply shortages. Any delay or inability to obtain components may have a material adverse effect on our business.

         During prior periods, there have been shortages of components in the electronics industry and the availability of certain components have been limited by some of our suppliers. Although such shortages and allocations have not had a material adverse effect on our business, we cannot assure you that any future shortages or allocations would not have such an effect on us.

The prices of our components are subject to volatility.

         A significant portion of the memory products we sell have historically experienced volatile pricing. If market pricing for these products decreases significantly, we may experience periods when our investment in inventory exceeds the market price of such products. In addition, at times there are price increases from our suppliers that we are unable to pass on to our customers. These market conditions could have a negative impact on our sales and gross profit margins unless and until our suppliers reduce the cost of these products to us. Furthermore, in the future, the need for aggressive pricing programs in response to market conditions, an increased number of low-margin, large volume transactions and/or increased availability of the supply of certain products, could further impact our gross profit margins.


A reversal of the trend for distribution to play an increasing role in the electronic components industry could materially adversely affect our business.

         In recent years, there has been a growing trend for original equipment manufacturers and contract electronics manufacturers to outsource their procurement, inventory and materials management processes to third parties, particularly electronic component distributors, including Jaco. Although we do not currently foresee this trend reversing, if it did, our business would be materially adversely affected.

Our operations would be materially adversely affected if third party carriers were unable to transport our products on a timely basis.

         All of our products are shipped through third party carriers. If a strike or other event prevented or disrupted these carriers from transporting our products, other carriers may be unavailable or may not have the capacity to deliver our products to our customers. If adequate third party sources to ship our products were unavailable at any time, our business would be materially adversely affected.

Our products may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against us which could have a material adverse effect on our business.

         Our products are sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Since a defect or failure in a product could give rise to failures in the end products that incorporate them (and claims for consequential damages against us from our customers), we may face claims for damages that are disproportionate to the sales and profits we receive from our products involved. While we and our suppliers specifically exclude consequential damages in our standard terms and conditions, our ability to avoid such liabilities may be limited by the laws of some of the countries where we do business. Our business could be materially adversely affected as a result of a significant quality or performance issue in the products sold by us depending on the extent to which we are required to pay for the damages that result. Although we currently have product liability insurance, such insurance is limited in coverage and amount.

If we are unable to recruit and retain key personnel necessary to operate our business, our ability to compete successfully will be adversely affected.

         We are heavily dependent on our current executive officers, management and technical personnel. The loss of any key employee or the inability to attract and retain qualified personnel could materially adversely affect our ability to execute our business plans. Competition for qualified personnel is intense, and we might not be able to retain our existing key employees or attract and retain any additional personnel.

We rely heavily on our internal information systems which, if not properly functioning, could materially adversely affect our business.

         Our current global operations reside on our technology platforms. Any of these systems are subject to electrical or telecommunications outages, computer hacking or other general system failure. Failure of our internal information systems or material difficulties in upgrading our global financial system financial system could have material adverse effects on our business.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or timely, which could have a material adverse effect on our business.

         An effective internal control environment is necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal control over financial reporting. These evaluations may result in the conclusion that enhancements, modifications or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, the circumvention or override of controls, and human error and failure of judgment. Therefore, even effective internal controls cannot provide absolute assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain an effective system of internal controls, including any failure to implement required new or improved controls, or if management or our independent registered public accounting firm was to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or timely meet our reporting obligations, which could have a material adverse effect on our business, financial condition or results of operations. In addition, such failure could subject us to investigation or sanctions by regulatory or self-regulatory authorities, such as the SEC or the Nasdaq National Market. Any such actions could also result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to external sources of capital.


Item 1B. Unresolved Staff Comments.

           No response to this item is required.

Item 2.     Properties.

         All of our facilities are leased. We currently lease 18 facilities strategically located throughout the United States, two of which are multipurpose facilities used principally as administrative, sales and purchasing offices, as well as warehouses. Since August 2004, we have also leased a sales office in Beijing, China to support our business in the Far East. Our satellite sales offices range in size from approximately 200 square feet to approximately 6,000 square feet. Base rents for such properties range from approximately $850 per month to approximately $8,000 per month. Depending on the terms of each particular lease, in addition to base rent, we may also be responsible for portions of real estate taxes, utilities and operating costs, or increases in such costs over certain base levels. The lease terms range from month-to-month to as long as ten years. All facilities are linked by computer terminals to our Hauppauge, New York headquarters. The following table sets forth certain information as of September 20, 2006 regarding our two principal leased facilities:


                                                                                   Lease
                       Base Rent                                                 Expiration
    Location           Per Month         Square Feet             Use                Date
    --------           ---------         -----------             ---                ----

Hauppauge, NY (1)          $55,125             72,000       Administrative,          12/31/13
                                                            Sales,
                                                            Warehouse, and FPD
                                                            Integration

Westlake Village, CA       $4,500               3,750       Administrative,           4/30/09
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

Item 4.     Submission of Matters to a Vote of Security Holders.

         No matters were submitted to our security holders during the fourth quarter of fiscal 2006.

                                     PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our common stock is traded on the Nasdaq National Market under the symbol "JACO". The stock prices listed below represent the high and low sale prices of our common stock, as reported by the Nasdaq National Market, for each fiscal quarter beginning with the first fiscal quarter of the fiscal year ended June 30, 2005.


                                                                                 High                    Low
                                                                                 ----                    ---

Fiscal Year 2005:
         First quarter ended September 30, 2004.....................               $6.28                  $4.26
         Second quarter ended December 31, 2004.....................                5.49                   3.82
         Third quarter ended March 31, 2005.........................                4.15                   2.77
         Fourth quarter ended June 30, 2005.........................                3.42                   2.80

Fiscal Year 2006:
         First quarter ended September 30, 2005.....................               $4.50                  $2.80
         Second quarter ended December 31, 2005.....................                3.97                   3.02
         Third quarter ended March 31, 2006.........................                4.10                   3.34
         Fourth quarter ended June 30, 2006.........................                4.10                   3.16


(b) As of September 20, 2006, there were approximately 148 holders of record of our common stock. We believe our stock is held by more than 1,800 beneficial owners.

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



Item 6.     Selected Financial Data.

         The selected consolidated financial data set forth below contains only a portion of our financial statements and should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period. Significant events affecting the comparability of this schedule include the acquisition of Reptron Electronics, Inc. in June 2003. The historical results for 2002 to 2003 have been adjusted to reclassify the results of operations of Nexus as discontinued.


                                                                        Year Ended June 30,
                                                   2006         2005       2004          2003          2002
                                                   ----         ----       ----          ----          ----
                                                             (in thousands, except per share data)

Net sales                                       $ 228,521    $ 231,824    $ 249,100    $ 202,656    $ 175,948
Cost of goods sold                                198,316      205,924      214,389      176,918      148,693
                                                ---------    ---------    ---------    ---------    ---------

       Gross profit                                30,205       25,900       34,711       25,738       27,255

 Selling, general and administrative expenses      28,082       32,112       35,016       28,184       32,635
                                                ---------    ---------    ---------    ---------    ---------

       Operating income (loss)                      2,123       (6,212)        (305)      (2,446)      (5,380)

Interest expense                                    2,618        2,029        1,539        1,025        1,683
                                                ---------    ---------    ---------    ---------    ---------

       Loss from continuing operations before
         income taxes                              (8,241)      (1,844)      (3,471)      (7,063)
                                                                                                         (495)

Income tax provision (benefit)                      6,467       (2,814)        (553)      (1,180)      (2,500)
                                                ---------    ---------    ---------    ---------    ---------

       Loss from continuing operations             (6,962)   $  (5,427)   $  (1,291)   $  (2,291)   $  (4,563)

Earnings (loss) from discontinued
operations, net of tax                               _             567          736         (693)        (481)
                                                ---------    ---------    ---------    ---------    ---------

       NET LOSS                                 $  (6,962)   $  (4,860)   $    (555)   $  (2,984)   $  (5,044)
                                                =========    =========    =========    =========    =========

PER SHARE INFORMATION
    Basic (loss) earnings per common share:
     Loss from continuing operations
                                                $   (1.11)   $   (0.87)   $   (0.22)   $   (0.40)   $   (0.80)
     Earnings (loss) from discontinued
     operations                                      _       $    0.09    $    0.13    $   (0.12)   $   (0.08)
                                                ---------    ---------    ---------    ---------    ---------

     Net loss                                   $   (1.11)   $   (0.78)   $   (0.09)   $   (0.52)   $   (0.88)
                                                =========    =========    =========    =========    =========
    Diluted (loss) earnings per common share:
     Loss from continuing operations            $   (1.11)   $   (0.87)   $   (0.22)   $   (0.40)   $   (0.80)
     Earnings (loss) from discontinued
     operations                                      _       $    0.09    $    0.13    $   (0.12)   $   (0.08)
                                                ---------    ---------    ---------    ---------    ---------
     Net loss                                   $   (1.11)   $   (0.78)   $   (0.09)   $   (0.52)   $   (0.88)
                                                 =========    =========    =========    =========    =========


Weighted-average common shares and common equivalent shares outstanding:


                      Year Ended June 30,
         2006     2005    2004   2003     2002
         ----     ----    ----   ----     ----

Basic     6,283   6,250   5,974   5,783   5,713
          =====   =====   =====   =====   =====
Diluted   6,283   6,250   5,974   5,783   5,713
          =====   =====   =====   =====   =====



                                                                                At June 30,
                                                         2006         2005         2004         2003         2002
                                                         ----         ----         ----         ----         ----
                                                                              (in thousands)
Consolidated Balance Sheet:
Working capital...................................    $  4,106     $  7,334      $  17,459     $ 11,437     $ 18,327
Total assets......................................     103,080      112,222        121,782      114,212      110,635
Short-term debt...................................      35,142       33,266         37,089       35,736       34,705
Long-term debt....................................          88           57            119           63        1,072
Shareholders' equity..............................      35,171       42,071         46,706       45,568       48,668


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         For an understanding of the significant factors that influenced the Company's performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements and other information appearing elsewhere in this report.

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

         The electronics industry experienced a severe downturn beginning in 2001, which continued through most of 2003. The decline was attributable to increased manufacturing capacity combined with a significant decrease in demand for electronic components. The second half of 2003 saw an improvement in the demand for electronic components throughout the entire industry. While demand for our products has remained relatively stable in recent periods, the average selling prices of many of the components we distribute, particularly semiconductor and passive components, have decreased due to global competitive pressures, which has adversely affected our operating profits. In response, the Company has implemented cost reduction initiatives to reduce expenses as required to support current sales and profit levels. Due to the ongoing shift of manufacturing to the Far East, the Company has modified its business model to pursue the business available in the United States, increase its support of global contract manufacturers that require its value-added services and logistics programs, and aggressively promote its flat panel display ("FPD") product offerings, which have experienced significant growth in fiscal 2006 and which the Company believes have potential for growth in the future.

         Net loss increased in fiscal 2006 to $7.0 million, compared with a net loss of $4.9 million during fiscal 2005. Fiscal 2006 results were impacted by an income tax provision of $6.4 million to reduce the carrying value of deferred tax assets to zero as management has no longer able to conclude that, based upon the weight of available evidence, it is "more likely than not" that the deferred tax asset will be realized. See "Results of Operations - Comparison of Fiscal Year Ended June 30, 2006 with Fiscal Year Ended June 30, 2005 and Note E of the notes to the Consolidated Financial Statements.

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

Valuation of Deferred Income Taxes

         We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". We would record a valuation allowance when, based on the weight of available evidence, it is more likely than not that the amount of future tax benefit would not be realized. While the Company still believes that it is positioned for long-term growth, the volatility in our industry and markets has made it increasingly difficult to predict sales and operating results on a short-term basis, and when coupled with the cumulative losses reported over the last five fiscal years, the Company was no longer able to conclude that, based upon the weight of available evidence, it was "more likely than not" that its previously recorded deferred tax asset of $6.4 million would be realized, and therefore, in the fiscal year ended June 30, 2006, it recorded a provision for $6.4 million income tax to reduce the carrying value of its deferred tax asset to zero.


Revenue Recognition

         We derive revenue from the shipment of finished products to its customers when title is transferred. Revenue is recognized when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.

We reduce revenue for rebates and estimated customer returns and other allowances. We offer rebates to certain customers based on the volume of products purchased.

         Our products are sold on a stand alone basis and are not part of sales arrangements with multiple deliverables. Revenue from product sales is recognized when the product is shipped as we do not have any obligations beyond shipment to its customers. When the shipping terms are FOB shipping point, revenue is recorded as the goods leave our facility. In certain instances and to certain customers, goods are shipped with shipping terms of FOB destination point. In these instances we determine when the goods are delivered to our customer's facility and calculate whether an adjustment to defer revenue recognition is required. If such adjustment is material, an adjustment is recorded in the financial statements. Historically, such adjustments have not been material.

         A portion of our business involves shipments directly from its suppliers to its customers. In these transactions, we are responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, we recognize revenue when we are notified by the supplier that the product has been shipped. We also maintain a consignment inventory program, which provides for certain components to be shipped on-site to a consignee so that such components are available for the consignee's use when they are required. The consignee maintains a right of return related to unused parts that are shipped under the consignment inventory program. Revenue is not recognized from products shipped on consignment until notification is received from our customer that they have accepted title of the inventory that was shipped initially on consignment. The items shipped on consignment in which title has not been accepted are included in our inventories.


Stock Based Compensation

         With the adoption of SFAS No. 123(R) on July 1, 2005, we are required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model, including an estimate of forfeitures. Inherent in this model are assumptions related to expected stock-price volatility, option term, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions that are based on factual data derived from public sources, the expected stock-price volatility and option term assumptions require a greater level of judgment which makes them critical accounting estimates. The adoption of SFAS No. 123R has had no current impact on our financial position, results of operation or cash flow.

New Accounting Standards

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43" ("SFAS No. 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company's consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29" ("SFAS No. 153") SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's consolidated financial statements in fiscal 2006.

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


         In June 2000, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes." It prescribes a recognition and threshold measurement attribute for financial statement disclosure of tax positions taken or expected to be takes on a tax return. The Company will be required to adopt the interpretation in the first quarter of fiscal 2008. Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on the consolidated financial statements


Results of Operations

     The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

                                                           2006         2005         2004
                                                           ----         ----         ----
Net sales.........................................         100.0%        100.0%       100.0%
Cost of goods sold................................          86.8          88.8         86.1
                                                            ----          ----         ----
Gross profit......................................          13.2          11.2         13.9
Selling, general and administrative expenses......          12.3          13.9         14.0
                                                            ----          ----         ----
Operating income (loss) ..........................           0.9          (2.7)        (0.1)
Interest expense..................................           1.1           0.9          0.6
                                                             ---           ---          ---
(Loss)  from  continuing  operations  before  income        (0.2)         (3.6)        (0.7)
taxes.............................................
Income tax provision (benefit). ........................     2.8          (1.2)        (0.2)
                                                             ---          ----         ----
Loss from continuing operations.........................    (3.0)         (2.4)        (0.5)
Earnings from discontinued operations,
net of taxes.............................................    ___            0.3         0.3
                                                                            ---          ---
Net loss..........................................          (3.0)%        (2.1)%       (0.2)%
                                                            ====          ====         ====


Comparison of Fiscal Year Ended June 30, 2006 ("Fiscal 2006") with Fiscal Year Ended June 30, 2005 ("Fiscal 2005")

         Net sales for Fiscal 2006 were $228.5 million compared to $231.8 million for Fiscal 2005, a decrease of $3.3 million, or 1.4%. Net sales for the three months ended June 30, 2006 were $67.1 million compared to $59.1 million for the three months ended June 30, 2005, an increase of $8.0 million, or 13.5%.

         We support contract manufacturers, primarily in the Far East, with inventory management services. Sales to these contract manufacturers decreased during Fiscal 2006 by $10.5 million, or 12.3%, to $74.5 million from $85.0 million in Fiscal 2005 primarily due to lower demand from these customers during the first half of Fiscal 2006. Demand from these customers strengthened in the second half of Fiscal 2006 and, as a result, net sales to contract manufacturers in the second half of Fiscal 2006 were higher than in the same period of Fiscal 2005. Sales to contract manufacturers represented 32.6% of our net sales in Fiscal 2006 compared to 36.7% in Fiscal 2005.

         Our logistical programs, consisting of inventory management services and warehousing capabilities, through which we generate sales to our contract manufacturer customers, are comprised almost entirely of semiconductors. Semiconductors represented 50.2% of our net sales during Fiscal 2006 compared to 57.6% in Fiscal 2005. Passive components, which are primarily commodity product such as capacitors and resistors, represented 15.7% of our net sales during Fiscal 2006 compared to 17.3% in Fiscal 2005. Reflecting the continuation of a long-term trend, passive component unit pricing continued to decline in Fiscal 2006, partially due to additional supply capacity, primarily originating from the Far East. Accordingly, we do not anticipate material increases in our passive component sales for the foreseeable future. Electromechanical products, such as power supplies, relays, and printer heads, represented 7.6% of our net sales in Fiscal 2006 compared to 8.3% in Fiscal 2005. We believe that these products, which typically have high per unit selling prices, remain a viable offering for the U.S. market. Primarily through our logistic programs with contract manufacturers in the Far East, our export sales represented approximately 33% of our net sales in Fiscal 2006, as compared to 35% in Fiscal 2005.

         We sell flat panel displays (FPDs) as a component sale through our standard distribution channel and we sell FPD product as a value-added offering through our in-house integration center, primarily to target markets where we believe we can be competitive, including such sectors as electronic voting machines, electronic kiosk, military and multimedia equipment. We provide design capabilities and a "full solution" capability enabling us to offer our customers an expanded range of services to integrate FPDs into their applications sales in Fiscal 2006 increased 55.8% to $60.6 million compared to $38.4 million for Fiscal 2005. The growth is primarily attributable to increased sales through our integration center, which was fully operational for all of Fiscal 2006 as compared to only five moths of Fiscal 2005 (after opening in February 2005). FPD product represented 26.5% of our net sales in Fiscal 2006 as compared to 16.8% in Fiscal 2005.

         We continue to aggressively market our FPD product, while looking to complement our core product lines with our value-added services, and utilization of our quote group to quickly respond to customer inquiries. We currently identify new business opportunities with our vendors to support the needs of global contract manufacturers. In addition, we continue to seek to identify potential strategic alliances to expand our presence in the Far East in response to the significant growth in manufacturing in the region that has occurred in recent years.

         Gross profit for Fiscal 2006 was $30.2 million, or 13.2% of net sales, compared to $25.9 million, or 11.2% of net sales, in Fiscal 2005. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand for product. During Fiscal 2005, we took a write-down for obsolete inventory of approximately $2.2 million based on our determination that, due to changes in market conditions in the United States, certain product primarily intended for specific customers were no longer saleable. Excluding this write-down, our gross profit margin for Fiscal 2005 would have been 12.1%. The increase in our gross profit margin in Fiscal 2006 is primarily due to the increase in sales of our higher margin FPD product, decrease in sales associated with our logistical programs with global contract manufacturers which usually operate at lower margins, and as a result of our focus on those core vendors whose products are higher margin and still have viable market in the United States. However, we do not anticipate any material change in our gross profit margin for the foreseeable future unless we experience an increase in sales associated with our logistical programs. In addition, demand and pricing for our products have been, and in the future may continue to be, adversely affected by industry-wide trends and events beyond our control.

         Selling, general and administrative ("SG&A") expenses were $28.1 million, or 12.3% of net sales, for Fiscal 2006 compared to $32.1 million, or 13.9% of net sales, for Fiscal 2005, representing a reduction of $4.0 million, or 12.5%. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business. We have been able to implement significant cost reductions by focusing our spending on core business areas while decreasing spending in non-strategic areas. This has allowed us to lower SG&A while maintaining the necessary infrastructure to support our customers. We plan to continue to look for areas of cost reduction. However, the increase in our net sales during recent quarters has required us to increase certain costs to support our growth, although we carefully evaluate any potential increase in spending. Therefore, we do not anticipate any further reductions in SG&A for the foreseeable future.

         Interest expense increased $0.6 million, or 29% in Fiscal 2006 to $2.6 million from $2.0 million in Fiscal 2005. Interest expense has increased primarily due to continuing increases in federal lending rates resulting in higher borrowing rates under out credit facility. Continued increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

         During Fiscal 2006, we recorded a provision for income taxes of $6.5 million consisting mainly of a $6.4 million deferred tax write-off. While the Company believes that it is positioned for long-term growth, as indicated by our profitability for each of the last two quarter of Fiscal 2006, the volatility in our industry and markets has made it increasingly difficult to predict sales and operating results on a short-term basis and, when coupled with the cumulative losses reported over the last four fiscal years and the first two quarters of Fiscal 2006, the Company was no longer able to conclude that, based on the weight of available evidence, it was "more likely than not" that the deferred tax asset of $6.4 million would be realized.

         Net loss from continuing operations for Fiscal 2006 was $6.9 million, or $1.11 per diluted share, compared to a net loss from continuing operations of $5.4 million, or $0.87 per diluted share, for Fiscal 2005. During the fourth quarter of Fiscal 2006, our net income from continuing operations was $416,000, or $0.07 per diluted share. Our net income for the fourth quarter and reduced net loss for Fiscal 2006 is due to our increase in gross profit dollars and reduction in SG&A expenses. Net loss in Fiscal 2006 was almost entirely attributable to our write-off of $6.4 million in deferred tax assets during the fiscal year for the reasons described above and in Note E of the notes to consolidated financial statements appearing elsewhere in this report.

Comparison of Fiscal Year Ended June 30, 2005 ("Fiscal 2005") with Fiscal Year Ended June 30, 2004 ("Fiscal 2004")


Results from Continuing Operations:

         Net sales for Fiscal 2005 were $231.8 million as compared to $249.1 million for Fiscal 2004, a decrease of $17.3 million, or 6.9%. We have seen demand for our products remain stable for the last two quarters of Fiscal 2005. The average selling price of many of our components has decreased over 20% compared to our previous fiscal year and where practical, customers continued to outsource their manufacturing requirements to the Far East. These factors were the primary reason for the decrease in our net sales. As a result, we have adapted our marketing strategy in the United States to support the business that we see remaining in the United States, and have made changes to better serve our existing customer base. Recent initiatives include expanding our quote group to enable us to be more responsive to the mid-level contract manufacturers and changing our marketing efforts to focus on those core lines, including FPDs, where we believe we can increase our net sales. During the third quarter of Fiscal 2005, we opened in our Hauppauge, New York facility an in-house FPD integration center that enables us to expand our value-added capabilities to our customers. We believe it is important for distributors of electronic components to focus on the value-added services that our customers require. Our ability to grow sales will be partially dependent on our ability to increase FPD, sales and including the integration center, we have made extensive efforts to increase this business going forward. FPD product represented 16.8% of our net sales during Fiscal 2005 as compared to 20.7% in Fiscal 2004. We continue to market semiconductors aggressively. Semiconductor sales represented 57.6% of our net sales in Fiscal 2005 as compared to 53.1% in Fiscal 2004. Although our business focus is primarily on the U.S. market, we maintain a sales presence in the Far East targeted at the global contract manufacturing customers to which we primarily sell semiconductors through our logistics programs, which consist of inventory management and warehousing capabilities. Passive components, which are standard commodity items such as capacitors and resistors, represented 17.3% of our net sales in Fiscal 2005 as compared to 19.0% in Fiscal 2004. Due to the increase in capacity worldwide, we saw pricing in passive components decrease by over 20%. Electromechanical products, such as power supplies, relays and printer heads, represented 8.3% of our net sales in Fiscal 2005 as compared to 7.2% in Fiscal 2004. We believe this is a product line with higher selling prices that still has a viable market in the United States. Primarily through our logistics programs with global contract manufacturers, our export sales represented approximately 35% of our net sales for Fiscal 2005 as compared to 23% in Fiscal 2004. Most of these sales derived from business that we were able to maintain as it transitioned from the United States to the Far East.

         Gross profit for Fiscal 2005 was $25.9 million, or 11.2% of net sales, compared to $34.7 million, or 13.9% of net sales for Fiscal 2004. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand for product. During the fourth quarter, we took a write-down of approximately $2.2 million for obsolete inventory based on our determination that, due to changes in market conditions in the United States, certain of our products primarily intended for distribution to specific customers were no longer saleable. Without this write-down, our gross profit margin for Fiscal 2005 would have been 12.1%. As discussed above the Company conducts large amounts of business through its logistics programs in support of global contract manufacturers, which constitute lower-end, value-added services that tend to be at lower margins than the rest of our business. In addition, demand and pricing for our products have been adversely affected by industry-wide trends and other events beyond our control.

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

         Net loss from continuing operations for Fiscal 2005 was $5.4 million, or $0.87 per diluted share, compared to a net loss from continuing operations of $1.3 million, or $0.22 per diluted share full diluted for Fiscal 2004. As discussed above our net loss from operations was impacted in part by our inventory write-down of approximately $1.4 million, net of taxes, or $0.22 per diluted share. Our net loss from continuing operations compared to Fiscal 2004 is attributable to the decrease in our net sales and reduction in gross profit margin due to changes in the mix of our products sold and inventory write-down.

Discontinued Operations:

     On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for consideration of up to $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus allows the Company to focus its resources on its core electronics distribution business. Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was used to repay a portion of the outstanding borrowings under the Company's line of credit. The balance of the fixed portion of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 (which initial payment was not made) and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted. Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate.

     On September 19, 2006, Nexus Nano Electronics, Inc. ("NNE"), as successor to Sagamore, and its subsidiary filed suit against Jaco in the U.S. District Court for the Southern District of New York alleging fraud and misrepresentations by the Company in connection with the sale of Nexus and seeking an unspecified amount of damages. The Company believes that the plaintiffs' claims are without merit and intends to contest them vigorously as well as assert counterclaims for amounts owed to it in connection with such sale, if this matter is not settled. Subsequent to the filing of this suit, the parties entered into settlement discussions and have reached an agreement in principle to settle this matter for, among other things, a mutual release of all disputed claims relating to this transaction and the cancellation of the purchaser's $2.75 million subordinated note held by the Company in consideration for NNE's issuance to the Company of shares of its preferred stock. The documentation relating to this proposed settlement has not yet been finalized or approved by the parties' respective boards of directors and, therefore, the Company cannot assure you that this settlement will be completed upon the terms described above or at all.


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


Liquidity and Capital Resources

         To provide liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association originally providing for a $50,000,000 (which has subsequently be reduced to $40,000,000) revolving secured line of credit. This credit facility has a maturity date of December 31, 2006. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At June 30, 2006, the outstanding balance on this revolving line of credit facility currently was $35.1 million, with an additional $1.3 million available. At June 30, 2006, the Company also had outstanding under the credit facility $2.5 million of stand-by letters of credit on behalf of certain vendors ($2.6 million as of September 20, 2006). The interest rate on the outstanding borrowings at June 30, 2006 was approximately 9.44%.

         Under the credit agreement, as amended, the Company is required to comply with the following financial covenants: maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.2 to 1.0 for the six months ending June 30, 2006, nine months ending September 30, 2006 and for each of the twelve months ending each quarterly period thereafter; maintain minimum Net Worth (as defined therein), commencing August 31, 2005, of not less than $40,500,000, increasing as of the end of each fiscal quarter thereafter by 65% of the net profit for such quarter, if any, reduced by the amount of specified Special Charges and Write-offs (as defined therein, which includes the establishment of a valuation allowance of up to $6.4 million); and a limitation on capital expenditures of $300,000 for the fiscal year ending June 30, 2006 and for each fiscal year thereafter. The credit agreement also restricts the Company's ability to pay dividends. In addition, the agreement includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility. Accordingly, this debt is classified as a current liability.

          On September 28, 2005, the Company's credit facility was amended to waive its non-compliance with certain bank covenants, including maintenance of minimum Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and minimum Net Worth, for the quarter ended June 30,

2005. The Company's credit facility was also amended to reduce the maximum available loan amount from $50,000,000 to $40,000,000, and modify the existing covenants and add additional covenants, including, among other things to (i) modify the Availability Formula, (as defined therein) (ii) reset existing covenants for Fixed Charge Coverage Ratio, minimum Net Worth and Capital Expenditures (each as defined therein), and (iii) add a new covenant regarding maintenance of Operating Cash Flow each as defined therein, which replaced its former bank covenant regarding minimum EBITDA.

         Commencing with the week ended October 28, 2005, the Company failed to be in compliance with its four week minimum sales covenant (to which it is no longer subject). On November 14, 2005, the Company received a waiver from its lenders to cure its non-compliance.

         At December 31, 2005, the Company was in violation of its Fixed Charge Coverage Ratio covenant contained in the credit agreement. On February 13, 2006, the Company's credit facility was further amended, among other things, to (i) retroactively reset the amounts under its existing Fixed Charge Coverage Ratio covenant (as described above), (ii) increase the interest rates on outstanding borrowings by 0.25%, (iii) modify the Availability Formula, (iv) provide for a temporary additional availability amount of up to $1,500,000 from February 13, 2006 through and including February 20, 2006, of up to $800,000 from February 21, 2006 through and including March 20, 2006, and $0 thereafter, and (v) require the Company's inventory to be appraised on a semi-annual (rather than annual) basis by an appraiser designated by its lenders at the cost of the Company.

         On March 31, 2006, PNC Bank, National Association, one of the original lenders under the credit agreement, assigned all of its rights and interest in the credit agreement to The CIT Group/Business Credit, Inc. On May 2, 2006, the Company's credit agreement was further amended to increase the sublimit on the aggregate amount of letters of credit permitted to be outstanding thereunder from $2,000,000 to $3,000,000, effective as of April 24, 2006.

         As of June 30, 2006, the Company was in compliance with all of its covenants contained in the credit agreement. At June 30, 2006, the Company had cash of approximately $29,000 and working capital of approximately $4,106,000, as compared to cash of approximately $321,000 and working capital of approximately $7,334,000 at June 30, 2005. As described above, our credit agreement requires our cash generated from operations to be applied directly to the prepayment of indebtedness under our credit facility.

         For Fiscal 2006, our net cash used in operating activities was approximately $2.0 million, as compared to net cash used in operating activities of $5.0 million for Fiscal 2005. The decrease in our net cash used in operating activities is primarily attributable to the net decrease in current liabilities for Fiscal 2006, offset by our non-cash write off of $6.4 million of deferred income taxes, as compared to a substantial decrease in our accounts payable partially offset by a large advance payment from a specific customer in Fiscal 2005. Net cash used in investing activities was approximately $0.2 million for the Fiscal 2006, as compared to net cash provided by investing activities of $8.6 million for the Fiscal 2005. The decrease in net cash provided by investing activities is primarily attributable to $9.1 million in net proceeds we received from our sale of substantially all of the assets of Nexus in September 2004. Net cash provided by financing activities was approximately $2.0 million for the Fiscal 2006 as compared to net cash used in financing activities of $3.8 million for the Fiscal 2005. The increase in net cash provided by financing activities is primarily attributable to an increase in net borrowings under our credit facility of approximately $5.7 million and the repayment of indebtedness under our credit facility in Fiscal 2005 with the proceeds from our sale of Nexus.

         For Fiscal 2006 and Fiscal 2005, our inventory turnover was 5.7 and 5.1 times, respectively. The average days outstanding of our accounts receivable at June 30, 2006 were 53 days, as compared to 57 days at June 30, 2005. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.

     Based on preliminary discussions with our lenders, we believe we will be able to renew our credit facility on terms similar to those currently in effect prior to its scheduled maturity on December 31, 2006, although we cannot assure you that this renewal will occur. Based upon our present plans, including no anticipated material capital expenditures, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs, and remaining in compliance with our bank covenants. Historically, we have, when necessary, been able to obtain amendments or waivers to our credit facilities to satisfy instances of non-compliance with financial covenants. While we cannot assure that any such future amendments or waivers, if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources. In the event that in the future we are unable to obtain such an amendment or waiver of our non-compliance with our financial covenants, the lenders under our credit facility could declare us to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/or limit the Company's ability to borrow additional amounts under the facility. If we did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet debt, nor do we have any transactions, arrangements or relationships with any special purpose entities.

Contractual Obligations

         This table summarizes our known contractual obligations and commercial commitments at June 30, 2006.

                                    Total         < 1 Year      1 to 3 Years     3 to 5 Years    > 5 Years
                                 ------------- --------------- ---------------- --------------- --------------
         Long-Term Debt (1)         $35,096,088   $35,096,088               __               __            __
         Capital Lease                  133,725        45,614          $88,111
         Operating Lease              7,359,528     1,371,550        2,139,506       $1,609,072    $2,239,400
                                 ------------- --------------- ---------------- --------------- --------------

         Total                      $42,589,341   $36,513,252       $2,227,617       $1,609,072    $2,239,400
                                 ============= =============== ================ =============== ==============

(1) Our credit facility currently has a maturity date of December 31, 2006, as stated above, we believe we will be able to renew this facility or, in the alternatives refinance the indebtedness outstanding thereunder through borrowings under a new credit facility, and, therefore, we expect to continue to have significant long-term debt obligations outstanding after December 31, 2006.

Inflation and Seasonality

         Inflation and seasonality have not had a significant impact on our operations during the last three fiscal years.



Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

         We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at a variable rate dependent upon either the prime rate, federal funds rate or the LIBOR rate ("rates"). At August 31, 2006, $31.9 million was outstanding under the credit facility. Changes in any of the rates during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the rate will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on outstanding borrowings at August 31, 2006.

         The impact of interest rate fluctuations on our other floating rate debt is not material.

Item 8.     Financial Statements and Supplementary Data.

         The financial statements and supplementary data are provided under Item 15 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         No response to this item is required.



Item 9A.      Controls and Procedures.

         An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of June 30, 2006. Based upon that evaluation, the Company's management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

         The other information required by this item is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held on December 12, 2006, which will be filed with the SEC not later than October 28, 2006 (the "Proxy Statement").

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


Equity Compensation Plan Disclosure

         The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of June 30, 2005:

Plan category                                    (a)                         (b)                              (C)
                                                                                                    Number of Securities
                                         Number of Securities                                      Remaining Available for
                                          To be Issued Upon           Weighted-Average          Future Issuance Under Equity
                                       Exercise of Outstanding        Exercise Price of         Compensation Plans (Excluding
                                        Options, Warrants and       Outstanding Options,                 Securities
                                                Rights               Warrants and Rights          Reflected in Column (a))
-----------------------------------    -------------------------   ------------------------   ----------------------------------
Equity compensation plans (stock
options) approved by stockholders              499,750                      $5.07                          621,250

                                       -------------------------   ------------------------   ----------------------------------
Total                                          499,750                      $5.07                          621,250




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
                    Index to Consolidated Financial Statements and Schedule                             F-1
                    Report of Independent Registered Public Accounting Firm                             F-2
                    Consolidated Balance Sheets                                                         F-3 - F-4
                    Consolidated Statements of Operations                                               F-5
                    Consolidated Statement of Changes in Shareholders' Equity                           F-6
                    Consolidated Statements of Cash Flows                                               F-7
                    Notes to Consolidated Financial Statements                                          F-8 - F-32
             (2)    Financial Statement Schedule included in Part IV of this
Report:
                    Report of Independent Registered Public Accounting Firm on supplemental             F-33
                    schedule
                    Schedule II - Valuation and Qualifying Accounts                                     F-34
(b)                 See Exhibit Index on pages 33 through 38 of this report for a list of the exhibits filed, furnished or incorporated by reference as part of this report.



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

10.12.3 Form of Stock Option Agreement, incorporated by reference to the Company's Registration Statement on Form S-8/S-3, Commission File No.333 -49877,filed April 10,1998 Exhibit 4.4.

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

10.23.5 Amendment to Third Restated and Amended Loan and Security Agreement dated September 28, 2005, by and among GMAC Commercial Finance LLC, as Lender and as Agent, PNC Bank, National Association, as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc. and Interface Electronics Corp., incorporated by refinance to the Company's Annual Report on Form 10-K for the year ended June 30, 2005, Exhibit 10.23.5.

10.23.6 Waiver to Third Restated and Amended Loan and Security Agreement dated November 14 , 2005, by and among GMAC Commercial Finance LLC, as Lender and as Agent, PNC Bank, National Association, as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc. and Interface Electronics Corp., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.23.6.


10.23.7 Amendment to Third Restated and Amended Loan and Security Agreement dated February 13, 2006, by and among GMAC Commercial Finance LLC, as Lender and as Agent, PNC Bank, National Association, as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc and Interface Electronics Corp., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,2005, Exhibit 10.23.7.


10.23.8 Amendment to Third Restated and Amended Loan and Security Agreement dated May 2,2006, by and among GMAC Commercial Finance LLC, as Lender and as Agent, The CIT Group /Business Credit, Inc., as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc. and Interface Electronics Corp., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.23.8.

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

10.26             2000  Stock  Option  Plan,  as  amended,   incorporated  by
                  reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2005, Exhibit 10.26.

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


      Consolidated Statements of Operations                                                     F-5


      Consolidated Statement of Changes in Shareholders' Equity                                 F-6


      Consolidated Statements of Cash Flows                                                     F-7


      Notes to Consolidated Financial Statements                                                F-8 - F-32


      Report of Independent Registered Public Accounting Firm on Supplemental Schedule          F-33


      Schedule II - Valuation and Qualifying Accounts                                           F-34



                        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders
     Jaco Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Jaco Electronics, Inc. (a New York Corporation) and Subsidiaries (the "Company") as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jaco Electronics, Inc. and subsidiaries as of June 30, 2006 and June 30, 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP

Melville, New York
September 28, 2006



                                      Jaco Electronics, Inc. and Subsidiaries

                                            CONSOLIDATED BALANCE SHEETS

                                                     June 30,



                                     ASSETS                                                2006                  2005
                                                                                      --------------        ---------

CURRENT ASSETS
    Cash and cash equivalents                                                           $     29,211         $     321,423
    Accounts receivable, less allowance for doubtful accounts
       of $491,000 in 2006 and $554,000 in 2005                                           36,498,390            34,694,811
    Inventories, net                                                                      33,271,437            37,056,949
    Prepaid expenses and other                                                             1,027,763             1,035,633
    Deferred income taxes                                                                                        3,269,000
                                                                                     ---------------             ---------

         Total current assets                                                             70,826,801            76,377,816


PROPERTY, PLANT AND EQUIPMENT - NET                                                        1,766,467             2,280,809


DEFERRED INCOME TAXES                                                                                            3,125,000


GOODWILL                                                                                  25,416,087            25,416,087

NOTE RECEIVABLE                                                                            2,750,000             2,750,000

OTHER ASSETS                                                                               2,320,296             2,272,701
                                                                                           ---------             ---------


                                                                                        $103,079,651          $112,222,413
                                                                                         ===========           ===========




    The accompanying notes are an integral part of these statements.


                                     Jaco Electronics, Inc. and Subsidiaries

                                      CONSOLIDATED BALANCE SHEETS (continued)

                                                     June 30,



                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY                                         2006                  2005
                                                                                      --------------        ---------

 CURRENT LIABILITIES
    Accounts payable                                                                     $28,947,720         $  24,717,114
    Current maturities of long-term debt and
       capitalized lease obligations                                                      35,141,702            33,266,185
    Accrued compensation                                                                     950,573             1,289,212
    Accrued expenses and other current liabilities                                         1,640,758             1,419,780
    Unearned revenue                                                                                             8,285,200
    Income taxes payable                                                                      39,812                66,354
                                                                                              ------                ------

         Total current liabilities                                                        66,720,565            69,043,845


 LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS                                                                               88,111                57,451


 DEFERRED COMPENSATION                                                                     1,100,000             1,050,000


 COMMITMENTS AND CONTINGENCIES


 SHAREHOLDERS' EQUITY
    Preferred stock - authorized, 100,000 shares, $10
       par value; none issued
    Common stock - authorized, 20,000,000 shares,
       $.10 par value; 6,954,232 and 6,927,732 shares
        issued in 2006 and 2005, and 6,294,332 and 6,267,832
        shares outstanding in 2006 and 2005                                                  695,423               692,773
    Additional paid-in capital                                                            27,049,999            26,990,374
    Retained earnings                                                                      9,740,119            16,702,536
    Treasury stock - 659,900 shares at cost                                               (2,314,566)           (2,314,566)
                                                                                       -------------         -------------

                                                                                          35,170,975            42,071,117
                                                                                        ------------          ------------

                                                                                        $103,079,651          $112,222,413
                                                                                         ===========           ===========




The accompanying notes are an integral part of these statements.


                                      Jaco Electronics, Inc. and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year ended June 30,

                                                                           2006               2005                 2004
                                                                        -------------      -------------       ---------
Net sales                                                                   $ 228,520,887    $ 231,824,516    $ 249,100,345
Cost of goods sold                                                            198,316,412      205,924,065      214,389,155
                                                                            -------------    -------------    -------------

       Gross profit                                                            30,204,475       25,900,451       34,711,190

 Selling, general and administrative expenses                                  28,081,652       32,112,561       35,016,383
                                                                            -------------    -------------    -------------

       Operating  income (loss)                                                 2,122,823       (6,212,110)        (305,193)

Interest expense                                                                2,617,770        2,028,631        1,539,007
                                                                            -------------    -------------    -------------

       Loss from continuing operations before income taxes                       (494,947)      (8,240,741)      (1,844,200)


Income tax provision (benefit)                                                   6,467,470      (2,813,575)        (553,131)
                                                                            -------------    -------------    -------------


       Loss from continuing operations                                         (6,962,417)      (5,427,166)      (1,291,069)
                                                                            -------------    -------------    -------------

Discontinued operations:
(Loss) earnings from discontinued operations, net of income tax provision
   (benefit) of $(39,312) and $400,359 in 2005 and
   2004, respectively                                                                              (64,140)         735,498

Gain on sale of net assets of subsidiary, net of income tax
    provision of $449,048                                                                          631,446
                                                                                              -------------    -------------


Earnings from discontinued operations                                                              567,306          735,498
                                                                            -------------    -------------    -------------


       NET LOSS                                                             $  (6,962,417)   $  (4,859,860)   $    (555,571)
                                                                            =============    =============    =============

PER SHARE INFORMATION
    Basic (loss) earnings per common share:
     Loss from continuing operations                                        $       (1.11)   $       (0.87)   $       (0.22)
     Earnings from discontinued operations                                           0.00             0.09             0.13
                                                                            -------------    -------------    -------------
     Net loss                                                               $       (1.11)   $       (0.78)   $       (0.09)
                                                                            =============    =============    =============
    Diluted (loss) earnings per common share:
     Loss from continuing operations                                        $       (1.11)   $       (0.87)   $       (0.22)
     Earnings from discontinued operations                                           0.00             0.09             0.13
                                                                            -------------    -------------    -------------
     Net loss                                                               $       (1.11)   $       (0.78)   $       (0.09)
                                                                            =============    =============    =============
Weighted-average common shares and common equivalent shares outstanding:
      Basic                                                                     6,282,601        6,249,622        5,974,844
                                                                            =============    =============    =============
      Diluted                                                                   6,282,601        6,249,622        5,974,844
                                                                            =============    =============    =============

The accompanying notes are an integral part of these statements.


                     Jaco Electronics, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                    Years ended June 30, 2006, 2005 and 2004



                                                                                                           Accumulated
                                                  Common stock         Additional                            other
                                           -----------------------      paid-in           Retained        comprehensive
                                            Shares       Amount         capital           Earnings         income (loss)
                                            ------       ------         -------           --------         -------------


Balance at June 30, 2003                    6,425,732    $    642,573    $ 25,152,010    $ 22,117,967   $    (30,327)

Net loss                                                                                      (55,571)
Unrealized loss on marketable
   securities - net of deferred taxes                                                                         67,447
   of $41,339
Exercise of stock options                     429,500          42,950         932,258
Stock options income tax benefits                                             651,027
                                          ------------    ------------    ------------    ------------   ------------

Comprehensive loss

Balance at June 30, 2004                    6,855,232         685,523      26,735,295      21,562,396         37,120

Net loss                                                                                   (4,859,860)
Unrealized gain on marketable
   securities - net of deferred taxes                                                                         31,415
   of $19,254
Reclassification adjustment for gains
on
   marketable securities recognized
   included
   in net loss - net of deferred taxes                                                                        68,535)
   of $42,005
Exercise of stock options                      72,500           7,250         173,250
Stock options income tax benefits

                                                                               81,829
                                           -----------  ------------      ------------    ------------   -----------
Comprehensive loss

Balance at June 30, 2005                    6,927,732         692,773      26,990,374      16,702,536           --

Net loss                                                                                   (6,962,417)
Exercise of stock options                      26,500           2,650          59,625                     ----------



Comprehensive loss


Balance at June 30, 2006                    6,954,232    $    695,423    $ 27,049,999    $  9,740,119   $       --
                                         ============    ============    ============    ============   ============







                                                           Total
                                          Treasury    shareholders' Comprehensive
                                           stock         equity           loss
                                           -----         ------           ----


Balance at June 30, 2003               $ (2,314,566)   $ 45,567,657

Net loss                                                   (555,571) $   (555,571)
Unrealized loss on marketable
   securities - net of deferred taxe                         67,447  $     67,447
   of $41,339
Exercise of stock options                                   975,208
Stock options income tax benefits                           651,027


Comprehensive loss                                                   $   (488,124)
                                                                      ============
Balance at June 30, 2004                 (2,314,566)     46,705,768

Net loss                                                 (4,859,860) $ (4,859,860)
Unrealized gain on marketable
   securities - net of deferred taxe                         31,415  $     31,415
   of $19,254
Reclassification adjustment for gain
on
   marketable securities recognized
   included
   in net loss - net of deferred tax                        (68,535) $    (68,535)
   of $42,005
Exercise of stock options                                   180,500
Stock options income tax benefits

                                                             81,829
Comprehensive loss                                                   $ (4,896,980)
                                                                     ============
Balance at June 30, 2005                 (2,314,566)     42,071,117

Net loss                                                 (6,962,417) $ (6,962,417)
Exercise of stock options                                    62,275



Comprehensive loss                                                   $ (6,962,417)
                                                                     ============

Balance at June 30, 2006               $ (2,314,566)   $ 35,170,975
                                       ============    ============


o The accompanying notes are an integral part of these statements.


                                      Jaco Electronics, Inc. and Subsidiaries
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Year ended June 30,
                                                                          2006                  2005                 2004
                                                                       ------------         ------------         ------------
Cash flows from operating activities
   Net loss                                                             $(6,962,417)     $    (4,859,860)      $    (555,571)
   Loss (earnings) from discontinued operations                                                   64,140            (735,498)
   Gain on sale of net assets of subsidiary                                                     (631,446)
                                                                   -------------------          ---------   -------------------

   Loss from continuing operations                                       (6,962,417)          (5,427,166)         (1,291,069)

   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                        910,337            1,162,019           1,275,745
       Deferred compensation                                                 50,000               50,000              50,000
       Deferred income tax provision (benefit)                            6,394,000           (3,230,249)           (196,339)
       Stock options income tax expense (benefits)                                                81,829             651,027
       Gain on disposal/sale of equipment                                                                            (49,159)
       Gain on sale of marketable securities                                                    (110,540)
       Provision for doubtful accounts                                      (88,295)             366,100             623,850
       Changes in operating assets and liabilities, net of
         effects of acquisitions
           (Increase) decrease in accounts receivable                    (1,715,284)             865,642          (6,428,438)
           Decrease (increase) in inventories                             3,785,512              (39,559)         (2,458,536)
           Decrease (increase) in prepaid expenses and other                  7,870              728,024            (403,230)
           Decrease in prepaid and refundable income taxes                                                         1,059,897
           (Increase) decrease in other assets                             (218,623)             (39,043)          1,007,404
           Increase (decrease) in accounts payable                        4,230,606           (6,815,927)          4,907,297
           (Decrease) increase in unearned revenue                       (8,285,200)           8,285,200
           Decrease in income taxes payable                                 (26,542)            (387,469)
           (Decrease) increase in accrued compensation                     (338,639)            (292,710)            370,536
           Increase (decrease) in accrued expenses and other                220,978              207,776            (583,750)
                                                                            -------          -----------        -------------
           current liabilities

       Net cash used in continuing operations                            (2,035,697)          (4,596,073)         (1,464,765)
       Net cash used in discontinued operations                                                 (439,405)           (192,076)
                                                                          ----------              -------             -------
       Net cash used in operating activities                             (2,035,697)          (5,035,478)         (1,656,841)
                                                                         -----------          -----------         -----------

Cash flows from investing activities
   Purchase of marketable securities                                                              (8,470)             (8,889)
   Proceeds from sale of marketable securities                                                   829,422
   Capital expenditures                                                    (152,915)          (1,143,080)           (313,461)
   Proceeds from the sale of equipment                                                                                 2,100
   Proceeds from sale of assets of a subsidiary, net of                                        8,990,254
                                                                          ---------         ---------
   transaction costs
                                                                                  -
       Net cash (used in) provided by continuing operations                (152,915)           8,668,126            (320,250)
       Net cash used in discontinued operations                                                  (57,855)           (300,909)
                                                                                                 --------           ---------
       Net cash (used in) provided by investing activities                 (152,915)           8,610,271            (621,159)
                                                                           ---------      --------------        --------------
Cash flows from financing activities
   Borrowings from line of credit                                       221,637,540          250,582,387         266,318,190
   Repayments of line of credit                                        (219,746,562)        (254,376,969)       (264,801,418)
   Release of compensating balance                                                                                   800,000
   Principal payments under equipment financing                             (56,853)             (53,498)           (159,094)
   Payments under term loan                                                                      (35,552)            (33,022)
   Proceeds from exercise of stock options                                   62,275              180,500             975,208
                                                                             ------              -------      --------------


       Net cash provided by (used in) continuing operations               1,896,400           (3,703,132)          3,099,864
       Net cash used in discontinued operations                                                 (102,893)           (426,676)
                                                                                                ---------           ---------
       Net cash provided by (used in) financing activities                1,896,400           (3,806,025)          2,673,188
                                                                          ---------           -----------         -----------

       NET (DECREASE) INCREASE IN CASH                                     (292,212)            (231,232)            395,188

Cash and cash equivalents at beginning of year                              321,423              552,655             157,467
                                                                            -------              -------      ---------------

Cash and cash equivalents at end of year                                $    29,211     $         321,423   $         552,655
                                                                        ===========      ================    ================

Supplemental disclosures of cash flow information: Cash paid during the year for:
     Interest                                                      $      2,600,000     $      2,100,000    $      1,841,000
     Income taxes                                                            84,000              101,000             117,000
Supplemental schedule of non-cash financing and investing activities:
     Equipment acquired capital leases                                  $    72,052                         $        130,669
The accompanying notes are an integral part of these statements.



                     Jaco Electronics, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2006, 2005 and 2004


NOTE A - DESCRIPTION OF BUSINESS AND LIQUIDITY MATTERS

     Jaco Electronics, Inc. and Subsidiaries (the "Company") is primarily engaged, principally in the United States, in the distribution of electronic components, including semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and monitors, and power supplies, which are used in the manufacture and assembly of electronic products. In addition, the Company previously provided contract manufacturing services. During the first quarter of fiscal 2005, the Company sold its contract manufacturing subsidiary. The results of operations for the contract manufacturing subsidiary have been classified as to discontinued for all periods presented herein (See Note C).

      The Company incurred net losses of approximately $6,962,000, $4,860,000 and $556,000 during the years ended June 30, 2006, 2005 and 2004, respectively. The Company also utilized approximately $2,036,000 of cash in operations during the year ended June 30, 2006. At June 30, 2006, the Company had cash of approximately $29,000 and working capital of approximately $4,100,000.

     As discussed further in Note F, the Company maintains a secured revolving line of credit, which provides the Company with bank financing based upon eligible accounts receivable and inventory, as defined. The credit facility has a maturity date of December 31, 2006. Based on preliminary discussions with our lenders, we believe we will be able to renew our credit facility on terms similar to those currently in effect prior to its scheduled maturity on December 31, 2006, although we cannot assure this renewal will occur. In recent quarters, the Company was, at times, in violation of certain financial covenants contained in the credit agreement and was required to secure waivers and make further amendments to the credit agreement. As of June 30, 2006, the Company was in compliance with all of its covenants contained in the credit agreement.

     Management believes that the continued implementation of its plan for cost containment, paring back of continued unprofitable product lines, and a focused sales and marketing effort should continue to improve results from operations and cash flows in the near term. Achievement of this plan, however, will be dependent upon the Company's ability to generate sufficient revenues, improve operating costs and trade support levels consistent with management's plan, and remain in compliance with its bank covenants. Such operating performance will be subject to financial, economic and other factors beyond the Company's control, and there can be no assurance that the Company will be able to achieve these goals. If these goals are not achieved or if the Company is unable to remain in compliance with its bank covenants, or if the Company is unable to extend its credit agreement, it would have a material adverse effect upon the Company.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2006, 2005 and 2004


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

     2.  Revenue Recognition

         The Company derives revenue from the shipment of finished products to its customers when title is transferred. Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for rebates and estimated customer returns and other allowances. The Company offers rebates to certain customers based on the volume of products purchased.

         The Company's products are sold on a stand alone basis and are not part of sales arrangements with multiple deliverables. Revenue from product sales is recognized when the product is shipped as the Company does not have any obligations beyond shipment to its customers. When the shipping terms are FOB shipping point, revenue is recorded as the goods leave our facility. In certain instances and to certain customers, goods are shipped with shipping terms of FOB destination point. In these instances, we determine when the goods are delivered to our customer's facility and calculate whether an adjustment to defer revenue recognition is required. If such adjustment is material, an adjustment is recorded in the financial statements. Historically, such adjustments have not been material.

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

         The Company also maintains a consignment inventory program, which provides for certain components to be shipped on-site to a consignee so that such components are available for the consignee's use when they are required. The consignee maintains a right of return related to unused parts that are shipped under the consignment inventory program. Revenue is not recognized from products shipped on consignment until notification is received from the Company's customer that it has accepted title to the inventory that was shipped initially on consignment. The items shipped on consignment as to which the customer has not yet accepted title are included in the Company's inventories on the accompanying balance sheets. Consignment inventory at customer's locations amounted to $366,000 and $395,000, respectively, at June 30, 2006 and June 30, 2005.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2006, 2005 and 2004

         NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         At June 30, 2005, the Company had approximately $8,285,000 of unearned revenue recorded as a current liability in the accompanying consolidated balance sheet. The Company purchased inventory to fulfill an existing sales order with a specific customer under an arrangement whereby the Company collected in advance the amount due related to this order, however, at the customer's request, shipment had not been made and the inventory remained in the Company's warehouse for future delivery, and was included on the Company's balance sheet as of June 30, 2005. In fiscal 2006, the Company recognized revenue with respect to this arrangement as the product was shipped to the customer and title was transferred. As of June 30, 2006, all inventory related to this sales order had been shipped.

     3.  Cash and Cash Equivalents

         For purposes of the statements of cash flows, the Company considers cash instruments with original maturities of less than three months to be cash equivalents.

     4.  Investments in Marketable Securities

         Investments in marketable securities consisted of investments in mutual funds. Such investments had been classified as "available-for-sale securities" and were reported at fair market value, which was inclusive of a gross unrealized gain of $59,871 for the fiscal year ended June 30, 2004. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Changes in the fair value of available-for-sale securities were included in accumulated other comprehensive loss, net of the related deferred tax effects. During the year ended June 30, 2005, the Company sold all of its marketable securities for an aggregate amount of $829,422. The Company recognized a net gain of $110,540 in connection with these sales.

     5.  Accounts Receivable

         The Company's accounts receivable are due from a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense, aerospace, medical equipment and other industries. The Company extends credit based upon ongoing evaluations of a customer's financial condition and payment history and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2006, 2005 and 2004

         NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. While such uncollectible amounts have historically been within the Company's expectations and provisions established, if a customer's financial condition were to deteriorate, additional reserves may be required.

         The following is a roll-forward of the allowance for doubtful accounts:

                                                       2006            2005
                                                    -------------   ---------


          Beginning balance                         $554,000         $695,000

          Provision for doubtful accounts             88,000          366,000
          Other                                       10,000           89,000
          Write-offs of un-collectible accounts     (161,000)        (596,000)
                                                    ---------         -------

          Ending balance                             $491,000          $554,000
                                                     ========          ========


     6.  Inventories

         Inventories, which consist of goods held for resale, are stated at the lower of cost or estimated market value. Cost is determined using the first-in, first-out and average cost methods. A provision of $6,115,000 and $6,875,000 to reduce inventories to their estimated market value as of June 30, 2006 and 2005, respectively, has been provided for. The Company, with most vendor agreements, receives price protection on certain product. The Company accounts for price protection received from its vendors in accordance with the provisions of EITF 02-16 "Accounting for Consideration Given By a Vendor to a Customer." The Company records cash consideration or credits received from a vendor for inventory price protection as a result of the vendor lowering its prices as a reduction of product cost, which is therefore reported as a reduction of cost of goods sold in the statement of operations.

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

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2006, 2005 and 2004



     NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


     Goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value-based test. The Company performed its annual impairment test as of June 30, 2006 and reviewed its seven reporting units by comparing the fair value of the reporting unit to its carrying amount, including goodwill, and determined that no impairment exists with respect to the recorded amount of goodwill.

     Intangible assets with finite lives are amortized over their estimated useful lives. Those intangible assets are reviewed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Included in other assets on the accompanying balance sheets are the costs of identifiable intangible assets, net of accumulated amortization of $553,000 and $382,000, aggregating $1,197,000 and $1,368,000 at June 30, 2006 and 2005, respectively. Such assets consist of franchise agreements that are being amortized on a straight-line basis over ten and five years, respectively. Amortization expense on intangible assets aggregated approximately $171,000, $297,000 and $308,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

         Expected amortization expense related to intangible assets for the next five years is as follows:


Year ending June 30,
2007                                                           $171,000
2008                                                            171,000
2009                                                            171,000
2010                                                            171,000
2011                                                            171,000

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2006, 2005 and 2004

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

     10. Income Taxes

         Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carry forwards for which income tax expenses or benefits are expected to be realized in future years. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. During the year ended June 30, 2006, the Company recorded a valuation allowance of $6,394,000, reducing the carrying value of the deferred tax assets to zero. (See Note E.)

     11. Earnings (Loss) Per Common Share

         Basic earnings (loss) per share are determined by dividing the Company's net earnings (loss) by the weighted average shares outstanding. Diluted earnings (loss) per share include any dilutive effects of outstanding stock options.

         Excluded from the calculation of earnings (loss) per share are stock options to purchase 499,750, 532,000 and 744,750 common shares in fiscal 2006, 2005 and 2004, respectively, as their inclusion would have been antidilutive.

    12.  Financial Instruments and Business Concentrations

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company's customer base, their dispersion across geographic areas and industries, along with the Company's policy of maintaining credit insurance. The Company routinely addresses the financial strength of its customers and, historically, its accounts receivable credit risk exposure is limited. Two customers of the Company accounted for approximately 13% and 11%, 21% and 13%, and 14% and 11% of our total net sales for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The loss of anyone of these customers could have an adverse impact on the Company's financial position or results of operations.

         Statement of Financial Accounting Standards No. 107 "Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of the estimated fair value of an entity's financial instrument

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          assets and liabilities. The Company's principal financial instrument consists of a revolving credit facility, expiring on December 31, 2006, with two participating banks. The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rate approximates the current prevailing interest rate. The carrying amount of accounts receivable and accounts payable approximate fair value due to the short term maturities of the instruments. The carrying amount of the note receivable approximates fair value as the current interest rate approximates current market interest rates on similar instruments.

         The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements. During the fiscal year ended June 30, 2006, products purchased from two suppliers accounted for 27% and 7%, respectively, of net sales, as compared to 29% and 12% for the fiscal year ended June 30, 2005 and 26% and 12% for the fiscal year ended June 30, 2004. As is common in the electronics distribution industry, from time to time the Company has experienced terminations of relationships with suppliers. There can be no assurance that, in the event a supplier cancelled its distributor agreement with the Company, the Company would be able to replace the sales associated with such supplier with sales of other products.

    13.  Use of Estimates

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management in preparing the consolidated financial statements include the allowance for doubtful accounts, assessing the collectibility of the note receivable, the provision for obsolete or slow moving inventories, the valuation of net goodwill and other intangible assets and the valuation of net deferred income tax assets.

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

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2006, 2005 and 2004


         NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    16.  Advertising

          Advertising costs, which are incurred primarily for print advertising in trade and leisure publications, are expensed as incurred and totaled $13,969, $16,296 and $17,175 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

    17.  Stock Compensation

         As described more fully in Note I, the Company maintained two stock option plans during the fiscal years ended June 30, 2006, 2005 and 2004. Through June 30, 2005, the Company accounted for our two stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Under APB No. 25, compensation expense was only recognized when the market value of the underlying stock at the date of grant exceeded the amount an employee must pay to acquire the stock. Since all stock options granted under our plans were to employees, officers or independent directors, and since all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant, no compensation expense had been recognized in the Company's consolidated financial statements in connection with employee stock option grants.

         Effective July 1, 2005, the Company adopted SFAS No. 123R, "Share Based Payment"("SFAS 123(R)"), which requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period. The Company uses the modified-prospective-transition method. Under this transition method, stock-based compensation cost to be recognized includes: (a) compensation cost for all unvested stock-based awards as of July 1, 2005 that were granted prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards to be granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

         Since no stock options were granted during the fiscal year ended June 30, 2006, no previously issued stock options were modified during fiscal year ended June 30, 2006 and there were no unvested stock options outstanding as of July 1, 2005, the adoption of SFAS 123(R) has had no current impact on the Company's financial position, results of operations or cash flows. To the extent that new stock options are granted or previously issued stock options are modified in the future, the adoption of SFAS 123(R) will have an impact on the Company's financial position, results of operations or cash flows.

         Determining Fair Value

         Valuation and Amortization Method--The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2006, 2005 and 2004


         NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

         Expected Volatility-- The fair value of stock based payments made will be valued using the Black-Scholes valuation method with a volatility factor based on the Company's historical stock trading history.

         Risk-Free Interest Rate--The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term.

         Estimated Forfeitures--When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

         Fair Value-- The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the fiscal year ended June 30, 2006.

         Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee's exercises of stock options over the stock-based compensation cost recognized for those options) will be classified as financing cash flows. During fiscal year ended June 30, 2006, the Company did not record any tax benefits from deductions resulting from the exercise of stock options.

         For the fiscal year ended June 30, 2006 and June 30, 2005, there were no stock options granted and no stock option expense for stock options vesting during the period reported in net loss.

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

                          June 30, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


The following table illustrates the effect on net loss and loss per share for the fiscal years ended June 30, 2005 and 2004 had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.


                                                                         2005                 2004
                                                                    --------------         ------------


      Net loss, as reported                                            $(4,859,860)           $(555,571)

      Deduct:  Total stock-based employee
           compensation expense determined under
           the fair value based method for all
           awards, net of related tax effects                             (134,997)            (263,201)
                                                                          ---------            ---------

          Pro forma net loss                                            $(4,994,857)          $(818,772)
                                                                        ============          ==========

      Net loss per common share:
          Basic - as reported                                              $(0.78)              $(0.09)
                                                                           =======              =======
          Basic - pro forma                                                $(0.80)              $(0.14)
                                                                           =======              =======
          Diluted - as reported                                            $(0.78)              $(0.09)
                                                                           =======              =======
          Diluted - pro forma                                              $(0.80)              $(0.14)
                                                                           =======              =======


18.      Impact of Recently Issued Accounting Pronouncements

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

                          June 30, 2006, 2005 and 2004

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

         In June 2000, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes." It prescribes a recognition and threshold measurement attribute for financial statement disclosure of tax positions taken or expected to be takes on a tax return. The Company will be required to adopt the interpretation in the first quarter of fiscal 2008. Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on the consolidated financial statements.

NOTE C - DISCONTINUED OPERATIONS

         On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for consideration of up to $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus has allowed the Company to focus its resources on its core electronics distribution business. Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was used to repay a portion of the outstanding borrowings under the Company's line of

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2006, 2005 and 2004


NOTE C - DISCONTINUED OPERATIONS (continued)

          credit (See Note F). The balance of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 (which initial payment was not made) and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted. In accordance with the purchase agreement, the Company determined that it was owed an additional $500,000 pursuant to a working capital adjustment provided for in the agreement, which has been recorded in the Company's financial statements. The Purchaser has disputed the Company's claim to the working capital adjustment and has informed the Company that it believes that the Company owes a $500,000 working capital adjustment to the purchaser. Since this dispute remains unresolved, there has to date been no purchase price adjustment between the Company and Sagamore that has been agreed to. Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate. As of June 30, 2006, the Company has not earned any of the additional consideration.

          On September 19, 2006, Nexus Nano Electronics, Inc. ("NNE"), as successor to Sagamore, and its subsidiary filed suit against the Company in the U.S. District Court for the Southern District of New York alleging fraud and misrepresentations by the Company in connection with the sale of Nexus and seeking an unspecified amount of damages. The Company believes that the plaintiffs' claims are without merit and intends to contest them vigorously as well as assert counterclaims for amounts owed to it in connection with such sale, if this matter is not settled. Subsequent to the filing of this suit, the parties entered into settlement discussions and have reached an agreement in principle to settle this matter for, among other things, a mutual release of all disputed claims relating to this transaction and the cancellation of the purhcaser's $2.75 million subordinated note held by the Company in consideration for NNE's issuance to the Company of shares of its preferred stock. The documentation relating to this proposed settlement has not yet been finalized or approved by the parties' respective boards of directors and, therefore, the Company cannot assure you that this settlement will be completed upon the terms described above or at all.

         Pursuant to the purchase agreement, the purchaser has also entered into a contract that designates the Company as a key supplier of electronic components to Nexus for a period of five years following the closing date. The Company's sales to Nexus were approximately $333,000 and $680,000 for the fiscal years ended June 30, 2006, and June 30, 2005, respectively, subsequent to the date of sale.

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

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2006, 2005 and 2004

NOTE C - DISCONTINUED OPERATIONS  (continued)

         A summary of operating results of Nexus for the fiscal years ended June 30, 2005 and June 30, 2004 were as follows:

                                                                        2005          2004
                                                                        ----          ----

         Net sales                                              $ 5,208,184      $22,427,191
         Income (loss) from operations before income taxes      $  (103,452)     $  1,135,857
         Gain on sale of net assets before income taxes         $ 1,080,494




NOTE D - PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of:

                                                                         Useful
                                                                          Life                      June 30,
                                                                                                   ---------
                                                                        in years           2006               2005
                                                                       --------------- -------------      --------

       Machinery and equipment                                           3 to 7          $ 8,526,149        $ 8,312,493
       Internally developed software costs                                 7               2,224,345          2,213,035
       Transportation equipment                                          3 to 5               76,942             76,942
       Leasehold improvements                                            5 to 10             601,218            601,218
                                                                                           ---------           --------

                                                                                          11,428,654         11,203,688

       Less accumulated depreciation and amortization (including
          $120,898 in 2006 and $65,334 in 2005 of capitalized
          lease amortization)                                                             (9,662,187)        (8,922,879)
                                                                                          -----------        -----------

                                                                                        $  1,766,467       $  2,280,809
                                                                                         ===========        ===========

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2006, 2005 and 2004


NOTE D - PROPERTY, PLANT AND EQUIPMENT (continued)

     Included in machinery and equipment are assets recorded under capitalized leases at June 30, 2006 and 2005 of $202,721 and $130,669, respectively. Accumulated amortization of internally developed software costs at June 30, 2006 and 2005 aggregated $2,022,355 and $1,831,999, respectively.


 NOTE E - INCOME TAXES

     The components of the Company's benefit for income taxes are as follows:

                                                 Year Ended June 30,
                                             -----------------------
                               2006                  2005                   2004
                          --------------        --------------         ---------
      Federal
         Current                       $            $ (443,067)          $  (394,000)
         Deferred              6,394,449            (2,431,201)             (196,000)
                           -------------        ---------------         -------------

                               6,394,449            (2,874,268)             (590,000)

      State                       73,021                60,693                37,000
                               ---------             ---------              ---------

                            $  6,467,470         $  (2,813,575)            $(553,000)
                               ==========           ==========              ========


     The Company's effective income tax rate differs from the statutory U.S.
     Federal income tax rate as a result of the following:

                                                                                     Year Ended June 30,
                                                                                    -----------------------
                                                                           2006               2005              2004
                                                                         --------           ---------         ------

      Statutory U.S. Federal tax rate                                    (34.0)%            (34.0)%             (34.0)%
      State income taxes, net of Federal tax benefit                       9.7               (1.4)                1.4
      Sales expense for which no tax benefit arises                       13.6                1.0                 3.6
      Other                                                                                   0.3                (1.0)
      Valuation Allowance                                              1,317.4               ____                 _____
                                                                       -------             -------              -------

      Effective tax rate                                               1,306.7%             (34.1)%             (30.0)%
                                                                       ========             =====               =====



                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2006, 2005 and 2004



 NOTE E - INCOME TAXES (continued)

     Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes are summarized as follows:

                                                                                        2006                   2005
                                                                                     -----------           --------

       Deferred tax assets
            Net operating loss and other carryforwards                                 $3,590,000           $  2,773,000
            Allowance for bad debts                                                       187,000                210,000
            Inventory valuation                                                         2,514,000              2,855,000
            Deferred compensation                                                         618,000                649,000
            Other deferred tax assets                                                     175,000                172,000
                                                                                          -------             ----------

            Total deferred tax assets                                                   7,084,000              6,659,000

       Deferred tax liabilities
           Depreciation                                                                  (259,000)              (265,000)
                                                                                         ---------              ---------
            Total deferred tax liabilities                                               (259,000)              (265,000)
           Valuation Allowance                                                         (6,825,000)              ________
                                                                                       -----------
       Net deferred tax assets                                                                                 6,394,000


            Less: Current portion                                                                             (3,269,000)
                                                                                         --------             -----------

            Long term deferred tax asset                                                                      $ 3,125,000
                                                                                         $==========           ==========


     At June 30, 2006, the Company, had available Federal net operating loss carry-forwards of approximately $8,180,000, which expire during the fiscal years 2024 through 2026.

     In addition, the Company had various state net operating loss carry forwards that expire in varying amounts during the fiscal years 2007 through 2026.

     Realization of the net deferred tax assets would require the Company to achieve earnings before taxes of approximately $17,000,000 during the carry forward periods. The Company has considered all positive and negative factors in determining if the deferred tax asset is realizable. Based on these factors, management could not conclude that it is more likely than not that the net deferred tax asset will be realized and has established a valuation allowance for the full amount of the deferred tax asset at June 30, 2006 to bring the carrying value of the net deferred tax asset to zero.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2006, 2005 and 2004





NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS

     Debt and capitalized lease obligations are as follows:

                                                                            June 30,
                                                                  2006                    2005
                                                             --------------          ---------

     Revolving line of credit (a)                               $35,096,088            $33,205,111
     Capitalized lease obligations (b)                              162,888                134,234
                                                                    -------                -------

                                                                 35,258,976             33,339,345

     Less amounts representing interest on capitalized
         lease obligations                                          (29,163)               (15,709)
                                                                    --------               --------

                                                                 35,229,813             33,323,636

     Less current maturities                                    (35,141,702)           (33,266,185)
                                                                ------------           ------------

                                                                    $88,111                $57,451
                                                                    =======                =======

     (a)   Revolving Line of Credit Facility

           To provide liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association originally providing for a $50,000,000 (which has subsequently been reduced to $40,000,000) revolving secured line of credit. This credit facility currently has a maturity date of December 31, 2006. Based on preliminary discussions with our lenders, we believe we will be able to renew our credit facility on similar terms. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At June 30, 2006, the outstanding balance on this revolving line of credit facility was $35.1 million, with an additional $1.3 million available. At June 30, 2006, the Company also had outstanding $2.5 million of stand-by letters of credit on behalf of certain vendors. The interest rate on the outstanding borrowings at June 30, 2006 was approximately 9.44%.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2006, 2005 and 2004



NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)

      Under the credit agreement, as amended, the Company is required to comply with the following financial covenants: maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.2 to 1.0 for the six months ending June 30, 2006, nine months ending September 30, 2006 and for each of the twelve months ending each quarterly period thereafter; maintain minimum Net Worth (as defined therein), commencing August 31, 2005, of not less than $40,500,000, increasing as of the end of each fiscal quarter thereafter by 65% of the net profit for such quarter, if any, reduced by the amount of specified Special Charges and Write-offs (as defined therein), which includes the establishment of a valuation allowance on deferred taxes of up to $6.4 million, and a limitation on capital expenditures of $300,000 for the fiscal year ending June 30, 2006 and for each fiscal year there after. The credit agreement also restricts the Company's ability to pay dividends. In addition, the credit agreement includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility.
      Accordingly, this debt is classified as a current liability.

      On September 28, 2005, the Company's credit facility was amended to waive its non-compliance with certain bank covenants, including maintenance of minimum Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and minimum Net Worth, for the quarter ended June 30, 2005. The Company's credit facility was also amended to reduce the maximum available loan amount from $50,000,000 to $40,000,000, and modify the existing covenants and add additional covenants, including, among other things, to
      (i) modify the Availability Formula (as defined therein), (ii) reset existing covenants for Fixed Charge Coverage Ratio, minimum Net Worth and Capital Expenditures (each as defined therein), and (iii) add a new covenant regarding maintenance of Operating Cash Flow, which replaced its former bank covenant regarding minimum EBITDA.

      Commencing with the week ended October 28, 2005, the Company failed to be in compliance with its four week minimum sales covenant (to which it is no longer subject). On November 14, 2005, the Company received a waiver from its lenders to cure its non-compliance.

      At December 31, 2005, the Company was in violation of its Fixed Charge Coverage Ratio covenant contained in the credit agreement. On February 13, 2006, the Company's credit facility was further amended, among other things, to (i) retroactively reset the amounts under its existing Fixed Charge Coverage Ratio covenant (as described above), (ii) increase the interest rates on outstanding borrowings by 0.25%, (iii) modify the Availability Formula, (iv) provide for a temporary additional availability amount of up to $1,500,000 from February 13, 2006 through and including February 20, 2006, of up to $800,000 from February 21, 2006 through and including March 20, 2006, and $0 thereafter, and (v) require the Company's inventory to be appraised on a semi-annual (rather than annual) basis by an appraiser designated by its lenders at the cost of the Company.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2006, 2005 and 2004

NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)


      On March 31, 2006, PNC Bank, National Association, one of the original lenders under the credit agreement, assigned all of its rights and interest in the credit agreement to The CIT Group/Business Credit, Inc. On May 2, 2006 the Company's credit agreement was further amended effective as of April 24, 2006, to increase the sublimit on the aggregate amount of letters of credit permitted to be outstanding thereunder from $2,000,000 to $3,000,000.

      As of June 30, 2006, the Company was in compliance with all of its covenants contained in the credit agreement.

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

     (b)   Capitalized Lease Obligations

           The Company leases certain equipment under agreements accounted for as capital leases. The aggregate obligations for the equipment require the Company to make monthly payments through January 19, 2009, with an implicit interest rate of 15.38%.

                     Jaco Electronics, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 2006, 2005 and 2004

NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)

The following is a summary of the aggregate annual maturities of debt and capitalized lease obligations as of June 30, 2006:

                                                                     Capitalized
                                                 Debt                  Leases
                                                 ----                  ------

                   Year ending June 30,
                       2007                      35,096,088               63,053
                       2008                                               99,835
                                                -------------         ----------

                                                $35,096,088           $  162,888
                                                 ==========            =========


NOTE G - COMMITMENTS AND CONTINGENCIES

     1.  Leases

         The Company leases certain office and warehouse facilities under noncancellable operating leases. The leases also provide for the payment of real estate taxes and other operating expenses of the buildings. The minimum annual lease payments under such leases are as follows:

                          Year ending June 30,
                              2007                        $1,371,550
                              2008                         1,205,498
                              2009                           934,008
                              2010                           784,913
                              2011                           824,159
                              Thereafter                   2,239,400
                                                        ------------

                                                          $7,359,528
                                                          ==========


         Included in the above are office and warehouse facilities leased from a partnership owned by two officers and directors of the Company. The lease expires in December 2013 and requires minimum lease payments of $678,000 during the fiscal year ended June 30, 2007. The Company's rent expense was approximately $755,000, $755,000 and $678,000 for the years ended June 30, 2006, 2005 and 2004, respectively, in connection with this lease.

         Rent expense on all office and warehouse facilities leases for the years ended June 30, 2006, 2005 and 2004 was approximately $1,565,000, $1,791,000 and $1,874,000, respectively.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2006, 2005 and 2004



NOTE G - COMMITMENTS AND CONTINGENCIES (continued)

     2.  Other Leases

         The Company also leases various office equipment and automobiles under noncancellable operating leases expiring through June 2009. The minimum rental commitments required under these leases at June 30, 2006 are as follows:

                          Year ending June 30,
                              2007                $103,049
                              2008                  60,237
                              2009                  14,053
                                                    ------

                                                  $177,339
                                                  --------

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

         The Company is obligated to provide health insurance to its Chairman and Executive Vice President, and their respective spouses, commencing upon their termination of employment with Jaco and ending on the later to occur of (i) their death or (ii) the death of their respective spouses. The Company has adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pension," which requires the Company to recognize the cost of providing postretirement benefits over the employees' service periods. The recorded liabilities for these postretirement benefits, none of which has been funded, amounted to $244,500 at June 30, 2006. The weighted-average discount rate used in determining the liability was 5.5%, and the annual percentage increase in health costs was 7%.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2006, 2005 and 2004


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


NOTE H - RETIREMENT PLAN

     The Company maintains a 401(k) Plan that is available to all employees, to which the Company contributes up to a maximum of 1% of each employee's salary. For the years ended June 30, 2006, 2005 and 2004, the Company contributed to this plan approximately $98,000, $108,000 and $139,000, respectively.


NOTE I - SHAREHOLDERS' EQUITY

     In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the "1993 Non-Qualified Stock Option Plan," hereinafter referred to as the "1993 Plan." The Board of Directors or Compensation Committee is responsible for the granting and pricing of options under the 1993 Plan. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. In December 1997, the shareholders of the Company approved an increase in the amount of shares reserved for the 1993 plan to 900,000 from 440,000, of which there are no outstanding options at June 30, 2006.

     In October 2000, the Board of Directors approved the adoption of the "2000 Stock Option Plan," hereinafter referred to as the "2000 Plan." The 2000 Plan, as amended, provides for the grant of up to 1,200,000 incentive stock options ("ISOs") and nonqualified stock options ("NQSOs") to employees, officers, directors, consultants and advisers of the Company. The Board of Directors or Compensation Committee is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. In the case of ISOs granted to shareholders owning more than 10% of the

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2006, 2005 and 2004


     NOTE I - SHAREHOLDERS' EQUITY (continued)

     Company's voting securities, the exercise price shall be no less than 110% of the fair market value of the Company's common stock on the date of grant. All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option. Under the 2000 Plan, 1,200,000 shares of the Company's common stock are reserved, of which 499,750 are outstanding at June 30, 2006.


     Outstanding options granted to employees, directors and officers for the last three fiscal years are summarized as follows:

                                                                                                               Weighted-
                                                                            Nonqualified                        average
                                                                            stock options                      exercise
                                                                  --------------------------------
                                                                    Price range            Shares                price
                                                                    -----------            ------                -----

      Outstanding at July 1, 2003                                   $1.79 - $13.71       1,117,250              $3.94

      Granted                                                       $6.70 - $8.31           85,000               6.98
      Expired                                                      $2.75 - $13.71          (28,000)              6.05
      Exercised                                                     $1.79 - $3.25         (429,500)              2.27
                                                                                          ---------

      Outstanding at June 30, 2004                                  $2.35 - $13.71         744,750               5.17

      Expired                                                       $3.25 - $13.71        (140,250)              7.31

      Exercised                                                     $2.35 - $2.50          (72,500)              2.49
                                                                                           ---------
      Outstanding at June 30, 2005                                  $2.35 - $8.31          532,000               4.97

      Expired                                                       $8.00                   (5,750)              8.00
      Exercised                                                     $2.35                  (26,500)              2.35
                                                                                           --------

      Outstanding at June 30, 2006                                  $2.35 - $8.31          499,750              $5.07
                                                                                           =======

      Options exercisable at June 30, 2006                                                 499,750              $5.07
                                                                                           =======

      Options exercisable at June 30, 2005                                                 532,000              $4.97
                                                                                           =======

      Options exercisable at June 30, 2004                                                 659,750              $4.93
                                                                                           =======


                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2006, 2005 and 2004



NOTE I - SHAREHOLDERS' EQUITY (continued)

     The following table summarizes information concerning currently outstanding and exercisable nonqualified stock options:

                                                Options outstanding                         Options exercisable
                                      ----------------------------------------    --------------------------------------
                                                       Weighted-                                 Weighted-
                                                        Average      Weighted-                    average      Weighted-
                                                       Remaining      average                    remaining      average
                                        Number        contractual     exercise      Number      contractual     exercise
       Range of exercise prices       outstanding    life (months)      price    exercisable   life (months)      Price
       ------------------------       -----------    -------------  ----------   -----------   -------------  ---------

           $2.35                       246,000            76            $2.35      246,000           76           $2.35

           $6.01 - $8.31               253,750            63            $7.71      253,750           63           $7.71



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

     On September 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases could be made from time to time in open market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock for aggregate consideration of $110,051 during fiscal 2003. The Company made no such purchases of shares of its common stock during fiscal 2006, 2005 and 2004.

NOTE J - RELATED PARTY TRANSACTIONS

     During the fiscal years ended June 30, 2006, 2005 and 2004, the Company recorded sales of $206,966, $1,065,391 and $5,515,450, respectively, from a customer, Frequency Electronics, Inc. ("Frequency"). The Company's Chairman of the Board of Directors and President also serves on the Board of Directors of Frequency. Such sales transactions with Frequency are in the normal course of business. Amounts included in accounts receivable from Frequency at June 30, 2006 and 2005 aggregate $17,068 and $206, respectively.

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2006, 2005 and 2004


NOTE J - RELATED PARTY TRANSACTIONS (continued)

     A law firm of which one of our directors is a partner in provides legal services on behalf of the Company. Fees paid to such firm amounted to $63,471, $101,949 and $116,411 for the fiscal years ended June 30, 2006,
     2005 and 2004.

     The son-in-law of the Company's Chairman and President was a partner of a law firm during the year ended June 30, 2006, which provides legal services on behalf of the Company. Fees paid to such firm amounted to $96,518, $315,980 and $142,060 for the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

     The Company leases office and warehouse facilities lease from a partnership owned by two officers and directors of the Company (See Note G). As of June 30, 2005, this Partnership had advanced the Company $125,000 to fund the construction of a new LCD Integration Center. This amount is included as a component of accrued expenses and other current liabilities in the accompanying balance sheet.


NOTE K - GEOGRAPHIC AND PRODUCT INFORMATION


        Electronic components distribution sales include exports made principally to customers located in Western Europe, Canada, Mexico, and the Far East. For the years ended June 30, 2006, 2005 and 2004, export sales amounted to approximately $75,665,510, $80,584,000 and $58,028,000, respectively. Information pertaining to the Company's operations in individual geographic areas for fiscal years 2006, 2005 and 2004 is not considered material to the financial statements.


   The following table provides information regarding product sales to external customers:


                                                   Year ended June 30,
                                            2006           2005            2004
                                            ----           ----            ----

        Semiconductors              $ 114,674,000    $133,532,000   $132,259,000
        Flat Panel Displays            60,626,000      38,946,000     51,533,000
        Passive components             35,822,000      40,106,000     47,395,000
        Electromechanical devices      17,399,000      19,241,000     17,913,000
                                       ----------      ----------     ----------

        Total                        $ 228,521,000   $231,825,000   $249,100,000
                                       ===========    ===========    ===========

                     Jaco Electronics, Inc. and Subsidiaries

                          June 30, 2006, 2005 and 2004

        NOTE L - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                        Quarter ended
                                         June 30,       March 31,   December 31, September      June 30,
                                            2006          2006          2005         2005         2005
                                            ----          ----          ----         ----         ----


Net sales                                $67,046,409  $60,905,905     $48,107,541 $52,461,032  $59,083,327
                                         ============ ============

Gross profit                              $8,640,801   $7,781,596      $6,664,660  $7,117,418 $5,051,526(a)
                                          ===========  ===========

Income (Loss) from continuing                $416,132      $83,533 $(7,362,609)(b)  $(99,473) $(1,784,523)
operations
(Loss) earnings from discontinued                                                               $(199,617)
operations
Net Income (loss)                           $416,132       $83,533 $(7,362,609)(b)  $(99,473) $(1,984,140)
                                            =========      =======

Income (Loss) from continuing operations
Basic                                           $0.07        $0.01        $(1.17)     $(0.02)      $(0.29)
Diluted                                         $0.07        $0.01        $(1.17)     $(0.02)      $(0.29)

(Loss) earnings from discontinued operations
Basic                                                                                              $(0.03)
Diluted                                                                                            $(0.03)

Income (Loss) Earnings Per Share
Basic                                           $0.07        $0.01        $(1.17)     $(0.02)      $(0.32)
Diluted                                         $0.07        $0.01        $(1.17)     $(0.02)      $(0.32)

Basic                                       6,294,332    6,293,115      6,275,480   6,267,832    6,267,832
Diluted                                     6,381,941    6,387,780      6,275,480   6,267,832    6,267,832



                                                       Quarter ended
                                         March 31,   December 31, September 30,
                                           2005          2004          2004
                                           ----          ----          ----


Net sales                                $60,537,075  $51,967,477    $60,236,637


Gross profit                              $6,666,541   $6,581,012     $7,601,372


Income (Loss) from continuing           $(1,092,847) $(1,535,466)   $(1,014,330)
operations
(Loss) earnings from discontinued                                       $766,923
operations
Net Income (loss)                       $(1,092,847) $(1,535,466)     $(247,407)


Income (Loss) from continuing operations
Basic                                        $(0.17)      $(0.25)        $(0.16)
Diluted                                      $(0.17)      $(0.25)        $(0.16)

(Loss) earnings from discontinued operations
Basic                                                                      $0.12
Diluted                                                                    $0.12

Income (Loss) Earnings Per Share
Basic                                        $(0.17)      $(0.25)        $(0.04)
Diluted                                      $(0.17)      $(0.25)        $(0.04)

Basic                                      6,264,954    6,262,832      6,203,403
Diluted                                    6,264,954    6,262,832      6,203,403


(a) During the fourth quarter of fiscal 2005, an adjustment to increase the reserve for slow-moving and obsolete inventory of $2,182,660 was recorded. The adjustment primarily relates to products that sell due to changes in the U.S. market conditions, and our change in business model, which focuses on core product, that we do not expect to sell at the previous carrying values.

(b) During the second quarter of fiscal 2006, the Company recorded a provision for income taxes of $6,629,000 consisting mainly of a $6,610,500 deferred tax write-off. The adjustment was made because the Company could no longer conclude that, based upon the weight of available evidence, it was "more likely than not" that the deferred tax asset of $6,610,500 would be realized.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                            ON SUPPLEMENTAL SCHEDULE



Board of Directors and Shareholders
     Jaco Electronics, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Jaco Electronics, Inc. and Subsidiaries referred to in our report dated September 28, 2006, which is included in this annual report on Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



GRANT THORNTON LLP

Melville, New York
September 28, 2006

                     Jaco Electronics, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 2006, 2005 and 2004





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

Allowance for doubtful accounts
    Year ended June 30, 2006            $  554,000        $  88,000         $10,000 (a)     $   161,000 (b)     $  491,000
                                         ==========        =========         =======          ==========         =========

    Year ended June 30, 2005             $ 695,000       $  366,000         $89,000 (a)       $ 596,000 (b)     $  554,000
                                           =======        ==========        =======            ========          =========

    Year ended June 30, 2004            $1,288,000       $  624,000         $10,000 (a)     $ 1,227,000 (b)       $695,000
                                         =========        ==========        =======           ==========          ========


Reserve for slow-moving and
   obsolete inventory
    Year ended June 30, 2006             $6,875,000           -                             $   760,000 (c)      $6,115,000
                                         ==========       ==========                         ==========           =========

    Year ended June 30, 2005            $4,732,000       $2,416,000                            $273,000 (c)      $6,875,000
                                         =========       ==========                            ========          ==========

    Year ended June 30, 2004            $4,632,000       $1,532,000                          $1,432,000 (c)      $4,732,000
                                         =========        =========                           =========           =========
    Deferred tax asset
      valuation allowance
    Year ended June 30, 2006          $      -           $6,394,000       $      -          $      -             $6,394,000
                                       =============     ==========        =============     =============       ==========



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

                             JACO ELECTRONICS, INC.
                             By:_/s/ Joel H. Girsky
                         Joel H. Girsky, Chairman of the
                         Board, President and Treasurer

Dated:  September 28, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Name                                    Title                                  Date

/s/ Joel H. Girsky                       Chairman of the Board,                          September 28, 2006
-------------------------------------
Joel H. Girsky                           President and Treasurer
                                         (Principal Executive Officer)

/s/ Jeffrey D. Gash                      Executive Vice President-                       September 28, 2006
-------------------------------------
Jeffrey D. Gash                          Finance and Secretary
                                         (Principal Financial and
                                         Accounting Officer)

/s/ Joseph F. Oliveri                    Vice Chairman of the Board                      September 28, 2006
-------------------------------------
Joseph F. Oliveri                        and Executive Vice President

/s/ Charles B. Girsky                    Executive Vice President and                    September 28, 2006
-------------------------------------
Charles B. Girsky                        Director

/s/ Stephen A. Cohen                                                                     September 28, 2006
-------------------------------------
Stephen A. Cohen                         Director

/s/ Edward M. Frankel                    Director                                        September 28, 2006
-------------------------------------

Edward M. Frankel

/s/ Neil Rappaport                       Director                                        September 28, 2006
-------------------------------------
Neil Rappaport

/s/ Robert J. Waldman                    Director                                        September 28, 2006
-------------------------------------
Robert J. Waldman


