Form 10-K/A
period 2006-06-30
JACO ELECTRONICS INC
filed 2006-10-27
CIK 52971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2006

                                OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________


Commission File Number       0-5896
                        ----------------

                           JACO ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

                     New York                             11-1978958
            --------------------------------    ---------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)
                 145 Oser Avenue, Hauppauge, New York 11788
           ------------------------------------ ---------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (631) 273-5500

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

                      DOCUMENTS INCORPORATED BY REFERENCE.



                  None

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on September 28, 2006 (the "Form 10-K") is being filed to amend and restate only the following items of the Form 10-K: Part III, Items 10, 11, 12, 13 and 14. Other than these items, none of the information contained in the Form 10-K has been revised or amended.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The current directors and executive officers of the Company, their ages, their positions and terms of office with the Company are set forth below.


Name                                                    Age        Position

Joel H. Girsky................................           67        Chairman of the Board, President and Treasurer

Joseph F. Oliveri.............................           57        Vice Chairman of the Board and Executive Vice President

Charles B. Girsky.............................           72        Executive Vice President and Director

Jeffrey D. Gash...............................           54        Executive Vice President, Finance and Secretary

Gary Giordano.................................           49        Executive Vice President

Stephen A. Cohen..............................           69        Director

Edward M. Frankel.............................           68        Director

Neil Rappaport................................           60        Director

Robert J. Waldman.............................           71        Director
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

         Stephen A. Cohen has served as a Director since 1970. Since August 1989, he has practiced law as a member of Morrison Cohen LLP, the Company's outside general counsel. Mr. Cohen informed the Company that, due to personal reasons, he would not stand for re-election to the Company's Board of Directors at its Annual Meeting of Shareholders to be held on December 12, 2006 (the "Annual Meeting") and therefore, his term, will end at the Annual Meeting.

         Edward M. Frankel has served as a Director since 1984. Since December 1999, he has been Chairman of the Board of Vitaquest International, Inc., a manufacturer and distributor of vitamins and health and beauty products. For more than five years prior thereto, he served as President of Vitaquest and its predecessor entities.

         Neil Rappaport has served as a Director since February 2004. Since December 2000, he has been a Venture Partner with Windward Ventures, a venture capital firm. Prior to joining Windward Ventures, Neil Rappaport was Vice President of Sales for Vitesse Semiconductor Corporation. Previously, Mr. Rappaport was national sales manager with Applied Micro Circuits Corporation. He began his career as a design engineer at Hughes Aircraft Company.

         Robert J. Waldman has served as a Director since February 2004. Since September 2002, he has served as President of RJW Associates Inc., a financial and tax consulting firm located in Boynton Beach, Florida. Prior thereto, Mr. Waldman served as senior partner of Horowitz, Waldman, Berretta & Maldow, L.L.P., Woodbury, New York, a certified public accounting firm from 1968 to 2002. He is licensed to practice as a certified public accountant in both New York and in Florida, and has over 45 years of experience in public accounting.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5. Executive officers, directors, and ten percent shareholders are required to furnish the Company with copies of such forms. Based solely on a review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that during its fiscal year ended June 30, 2006 ("Fiscal 2006"), the Company's executive officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements.


Audit Committee and Audit Committee Expert

        The Company has a separately-designated standing Audit Committee of its oard of Directors established in accordance with
Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee currently are Robert J. Waldman, who acts as Chairman of the committee, Edward M. Frankel and Neil Rappaport.

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


Item 11.  Executive Compensation.

Summary of Cash and Certain Other Compensation

         The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal years ended June 30, 2006, 2005 and 2004 by its Chief Executive Officer and each of the Company's other four most highly compensated executive officers during Fiscal 2006 (the "Named Executive Officers"):



                                        SUMMARY COMPENSATION TABLE



                                         Annual Compensation                            Long Term Compensation
                                         -------------------                            ----------------------


                                                                                         Securities
Name and                                                  Other Annual     Restricted    Underlying                All Other
------------------------                                  Compensation       Stock        Options/                 Compensation
                                                                      -
Principal Position        Year   Salary($)(1)  Bonus($)      ($)(2)       Awards($)(3)     SARs(#)                    ($)(4)
------------------        ----   ------------  --------      ------       ------------     -------                    ------

Joel H. Girsky (5)        2006       281,558      --           --              --            --                         52,556
Chairman of the Board     2005       337,500      --           --              --            --                         53,447
President, and Treasurer  2004       337,500      --           --              --            --                         52,740

Joseph F. Oliveri         2006       280,385    78,245         --              --            --                            774
Vice Chairman and         2005       270,000    85,700         --              --            --                            804
Executive Vice President  2004       270,000    77,300         --              --            --                            432

Charles B. Girsky (5)     2006       213,962      --           --              --            --                          2,666
Executive Vice President  2005       225,000      --           --              --            --                          2,495
                          2004       225,000      --           --              --            --                          3,519

Jeffrey D. Gash (6)       2006       150,885    45,000         --              --            --                          2,392
Executive Vice President, 2005       146,700    15,000         --              --            --                          2,076
Finance and Secretary     2004       144,000      --           --              --            --                          2,187

Gary Giordano             2006       186,923    15,000         --              --            --                          2,314
Executive Vice President  2005       180,000      --           --              --            --                          1,804
                          2004       180,000      --           --              --            --                          2,687


         1. Based on the Company's normal payroll practices, salary amounts paid to each of the Named Executive Officers in Fiscal 2006 included an additional semi-weekly pay period than in its fiscal years ended June 30, 2005 and 2004.


         2. The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive Officer, the lesser of $50,000 or ten percent of the total annual salary and bonus reported in the above table.

          3. On June 9, 1997, the Board of Directors awarded an aggregate of 97,500 shares of Common Stock under the Company's Restricted Stock Plan to its executive officers as follows: 37,500 shares of Common Stock to Mr. Joel Girsky, 37,500 shares of Common Stock to Mr. Charles Girsky, 15,000 shares of Common Stock to Mr. Gash and 7,500 shares of Common Stock to Mr. Giordano, as adjusted to give effect to a 3-for-2 stock split of the Common Stock effective on July 24, 2000. The plan was approved by the Company's shareholders on December 9, 1997. The awards vested in one-quarter increments annually. Accordingly, as of June 30, 2005, all of the aforementioned awards were vested. The value of the aggregate restricted stock holdings of these individuals at June 30, 2006 was as follows: $115,250 for Mr. Joel Girsky, $115,250 for Mr. Charles Girsky, $46,100 for Mr. Gash and $11,525 for Mr. Giordano. These figures are based upon the fair market value per share of the Company's Common Stock at June 30, 2006, minus the purchase price of such awards. The closing sale price for the Company's Common Stock as of June 30, 2006 on the Nasdaq National Market was $3.74.

4. Includes 401(k) plan matching contributions, premiums paid on group term life insurance, and, in the case of Mr. Joel Girsky, deferred compensation accrued in connection with his employment agreement with the Company. 401(k) matching contributions for Fiscal 2006 for the Named Executive Officers were as follows: Mr. Joel Girsky - $1,337, Mr. Oliveri - $0, Mr. Charles Girsky - $1,430, Mr. Gash - $1,978 and Mr. Giordano - $2,044. Premiums paid on group term life insurance for Fiscal 2006 for the Named Executive Officers were as follows: Mr. Joel Girsky - $1,219, Mr. Oliveri - $774, Mr. Charles Girsky - $1,236, Mr. Gash - $414 and Mr. Giordano - $270. $50,000 in deferred compensation was accrued in Fiscal 2006 in connection with Mr. Joel Girsky's employment agreement with the Company.

5. Each of Messrs. Joel Girsky and Charles Girsky voluntarily agreed to an annual base salary reduction of $70,000 and $20,000, respectively for Fiscal 2006 , which reductions were partially offset by an additional semi-weekly salary payment in Fiscal 2006, as discussed in note 1 above, and each of them has also voluntarily agreed to an annual base salary reduction of $52,500 and $15,000, respectively, for the Company's fiscal year ending June 30, 2007 (i.e., equal to 75% of the salary reductions they agreed to in Fiscal 2006).

6. Includes two separate bonus awards to Mr. Gash during Fiscal 2006 of $35,000, part of which was attributable to his performance in the Company's fiscal year ended June 30, 2005, and $10,000.


Employment Agreements

The Company entered into a four-year employment agreement with Mr. Joel Girsky, effective as of July 1, 2001, to serve as the Company's Chairman and President. The employment agreement will automatically be extended for additional one-year periods on each anniversary date, unless notice of non-renewal is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is so delivered by either party, Mr. Girsky's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. However, in the event that a notice of non-renewal is delivered by either party at such time as Mr. Girsky is at least 70 years of age, then the employment agreement shall continue for a period of only one year following the anniversary date which follows immediately after the date that such notice is delivered. The employment agreement has been automatically extended for an additional one-year period. Mr. Girsky is entitled to receive a base salary of $375,000 for each fiscal year ending June 30; however, effective October 2001, he (and the other Named Executive Officers) voluntarily agreed to a 10% salary reduction, of which 7.5% remains in effect with the other 2.5% restored for the Company's fiscal year ending June 30, 2007. In addition, he is entitled to receive a cash bonus equal to four percent of the Company's earnings before income taxes for each fiscal year in which such earnings are between $1.0 million and $2.5 million, or six percent of the Company's earnings before income taxes for such fiscal year if such earnings are in excess of $2.5 million, up to a maximum annual cash bonus of $720,000. If the Company's earnings before income taxes are in excess of $12.0 million for any such fiscal year, Mr. Girsky may also receive stock options. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $375,000 if he dies or becomes permanently disabled during the term of the employment agreement. The death benefit of $1.5 million provided for in Mr. Girsky's prior employment agreement with the Company was funded by life insurance policies maintained by the Company, which policies have been transferred to Mr. Girsky. Mr. Girsky also receives deferred compensation which accrues at the rate of $50,000 per year, and becomes payable in a lump sum at the cessation of his employment, with or without cause, at any time. In the event of a change in control of the Company, Mr. Girsky is entitled to receive 299% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky's base amount, as computed in accordance with Section 280G(d)(4) of the Internal Revenue Code of 1986, as amended (the "Code"). Additionally, upon a change of control, Mr. Girsky's employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Girsky. Commencing upon the termination of Mr. Girsky's employment with the Company, and ending on the later to occur of Mr. Girsky's death or his spouse's death, the Company will permit Mr. Girsky and his spouse, to the extent eligible, to participate in the health and medical benefit program provided by the Company to senior executive officers.

The Company entered into a three-year employment agreement with Joseph F. Oliveri, effective as of June 6, 2000, as amended as of July 1, 2001. The employment agreement will automatically be extended for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. Mr. Oliveri is entitled to receive a base salary at an annual rate of $300,000. However, effective October 2001, he (and the other Named Executive Officers) voluntarily agreed to a 10% salary reduction, of which 7.5% remains in effect with the other 2.5% restored for the Company's fiscal year ending June 30, 2007. The employment agreement has been automatically extended for four successive one-year periods. In addition, he is entitled to receive a cash bonus equal to two percent of gross profit from certain customers for each twelve-month period beginning June 1, 2000.

The Company entered into a four-year employment agreement with Charles Girsky, effective as of July 1, 2001, to serve as the Company's Executive Vice President. The employment agreement will automatically be extended for additional one-year periods on each anniversary date, unless notice of non-renewal is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is so delivered by either party, Mr. Girsky's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. However, in the event that a notice of non-renewal is so delivered by either party at such time as Mr. Girsky is at least 70 years of age, then the employment agreement shall continue for a period of only one year following the anniversary date which follows immediately after the date that such notice is delivered. The employment agreement has been automatically extended for an additional one-year period. Mr. Girsky is entitled to receive a base salary of $250,000 for each fiscal year ending June 30; however, effective October 2001, he (and the other Named Executive Officers) voluntarily agreed to a 10% salary reduction, of which remains 7.5% in effect with the other 2.5% restored for the Company's fiscal year ending June 30, 2007. In addition, he is entitled to receive a cash bonus equal to two percent of the Company's earnings before income taxes for each fiscal year in which such earnings are between $1.0 million and $2.5 million, or three percent of the Company's earnings before income taxes for such fiscal year if such earnings are in excess of $2.5 million, up to a maximum annual cash bonus of $360,000. If the Company's earnings before income taxes are in excess of $12.0 million for any such fiscal year, Mr. Girsky may also receive stock options. Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $250,000 if he dies during the term of the employment agreement. The death benefit of $1.0 million provided for in Mr. Girsky's prior employment agreement with the Company was funded by a life insurance policy maintained by the Company, which policy has been transferred to Mr. Girsky. In the event of a change in control of the Company, Mr. Girsky is entitled to receive 250% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky's base amount, as computed in accordance with Section 280G(d)(4) of the Code. Additionally, upon a change of control, Mr. Girsky's employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Girsky. Commencing upon the termination of Mr. Girsky's employment with Jaco, and ending on the later to occur of Mr. Girsky's death or his spouse's death, the Company will permit Mr. Girsky and his spouse, to the extent eligible, to participate in the health and medical benefit program provided by the Company to senior executive officers.

The Company entered into a four-year employment agreement with Jeffrey Gash, effective as of July 1, 1998, as amended as of July 1, 2001, to serve as the Company's Executive Vice President of Finance. The employment agreement will automatically be extended for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. In the event that a notice of non-renewal is delivered by either party, Mr. Gash's employment agreement shall continue for a period of three years following the anniversary date which follows immediately after the date that such notice is delivered. The employment agreement has been automatically extended for four successive one-year periods. Pursuant to the agreement, as amended, Mr. Gash receives a base salary of $160,000 for each fiscal year ending June 30. However, effective October 2001, he (and the other Named Executive Officers) voluntarily agreed to a 10% salary reduction, of which 7.5% remains in effect with the other 2.5% restored for the Company's fiscal year ending June 30, 2007. In addition, he is entitled to receive a cash bonus as determined by the Board of Directors and the President. Mr. Gash or his estate, as the case may be, is entitled to receive a payment of $750,000 if he dies during the term of the employment agreement. The death benefit is currently being funded by a life insurance policy maintained by the Company. In the event of Mr. Gash's cessation of employment with the Company, upon his request, the Company is obligated to transfer such policy to Mr. Gash. Thereafter, the Company would have no further liability for the payment of such benefit or the premiums on such policy. In the event of a change in control of the Company, Mr. Gash is entitled to receive 200% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Gash's base amount, as computed in accordance with Section 280G(d)(4) of the Code. Additionally, upon a change of control, Mr. Gash's employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Gash.

The Company entered into an agreement with Gary Giordano dated as of July 20, 1998, which provides a lump sum payment to him in the event of a change in control of the Company. If Mr.

Giordano's employment with the Company or a successor or surviving corporation is terminated other than for cause (e.g., commission by Mr. Giordano of an act constituting common law fraud or a felony), for a period of up to two years after the change in control event, he is entitled to receive up to 200% of the average of his base salary plus cash bonus for the previous three years based upon a formula. The payment will be made to Mr. Giordano to the extent such payment does not exceed Mr. Giordano's base amount as computed in accordance with Section 280G(d)(4) of the Code. The agreement also requires Mr. Giordano to refrain from disclosing proprietary or confidential information regarding the Company. The agreement does not obligate the Company to retain the services of Mr. Giordano.

Option Grants

         There were no stock options granted during Fiscal Year 2006 to any of the Named Executive Officers.


Option Exercises and Fiscal Year-End Option Values

         The following table provides information concerning stock options exercised during Fiscal 2006 and the number of unexercised options held by the Named Executive Officers as of June 30, 2006. Also reported are the values for unexercised, "in the money" options, which represent the positive spread between the respective exercise prices of such options and the fair market value of the Common Stock as of June 30, 2006.

                 AGGREGATE OPTIONS/SAR EXERCISES IN FISCAL 2006
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                  Number of Securities
                                                                 Underlying Unexercised
                                Shares                           Options/SARs at FY-End              Value of Unexercised
                               Acquired        Value                       (#)                   In-the-Money Options/SARs at
                             On Exercise       Realized        Exercisable                               FY-End($)(1)
                             ------------      ---------       -----------
          Name                    (#)             ($)        Unexercisable                         Exercisable Unexercisable
          ----                    ---             ---                                              ----------- -------------

Joel H. Girsky                    --              --                75,000        --                    34,800        --

Joseph F. Oliveri                 --              --                40,000        --                    34,800        --

Charles B. Girsky                 --              --                50,000        --                    34,800        --

Jeffrey D. Gash                   --              --                40,000        --                    34,800        --

Gary Giordano                     --              --                40,000        --                    34,800        --

(1) Based on the fair market value per share of the Common Stock at fiscal year-end, minus the exercise or base price of "in-the-money" options. The closing sale price for the Company's Common Stock as of June 30, 2006 on the Nasdaq National Market was $3.74.



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

         Cash-Based Compensation: Base salary represents the primary cash component of an Executive's compensation, and is determined by evaluating the responsibilities associated with an Executive's position at the Company and his or her overall level of experience. In addition, the Committee, in its discretion, may award cash incentive bonuses based on an Executive's performance during the fiscal year. The Committee believes that the Executives are best motivated through a combination of stock option awards and cash incentives.

         As described above under "Executive Compensation -- Employment Agreements," a number of the Executives, including four of five Named Executive Officers, have entered into employment agreements with the Company that provide for fixed amounts of base salary and, in some cases, cash bonuses based upon the Company's profitability. For Fiscal 2006, Messrs. Joel Girsky and Charles Girsky did not receive cash bonuses and Messrs. Oliveri and Gash did receive cash bonuses, as determined in accordance with the terms of their respective employment agreements. In addition, Mr. Giordano was awarded a cash bonus in respect of his performance during Fiscal 2006.

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

Compensation of the Chief Executive Officer

         As described above under "Executive Compensation -- Employment Agreements," the Company has entered into an employment agreement with Joel H. Girsky, our Chairman of the Board and President, pursuant to which Mr. Joel Girsky is entitled to receive a base salary of $375,000 per fiscal year and an annual incentive cash bonus based on a percentage of the Company's earnings before income taxes, up to a maximum bonus of $720,000 in any fiscal year. Through this incentive bonus arrangement, a substantial portion of Mr. Joel Girsky's cash compensation is specifically linked to the Company's profitability. Because the Company reported a loss from continuing operations in Fiscal 2006, Mr. Girsky was not paid a bonus for Fiscal 2006.

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

                                          COMPENSATION COMMITTEE
                                          Edward M. Frankel
                                          Neil Rappaport, Chairman
                                          Robert J. Waldman


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During Fiscal 2006, the Compensation Committee of the Board of Directors consisted of Messrs. Frankel, Waldman and Rappaport. No member of this committee was at any time during Fiscal 2006 or at any other time an officer or employee of the Company, and no member had any relationship with the Company requiring disclosure under SEC rules. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Company's Board of Directors or the Compensation Committee during Fiscal 2006.

                       COMPARATIVE STOCK PERFORMANCE GRAPH

         The following is a graph comparing the annual percentage change in the cumulative total shareholder return of the Company's Common Stock with the cumulative total returns of the published Dow Jones US Equity Market Index and Dow Jones US Support Services Index for the Company's last five (5) fiscal years:

                                     [GRAPH]




                                       2001         2002          2003           2004          2005         2006
                                       ----         ----          ----           ----          ----         ----
Jaco Electronics, Inc.                 100.00        76.55         78.34          99.02         48.21        60.91

Dow Jones US Equity Market             100.00        81.91         82.53          99.71        107.66       118.07

Dow Jones US Support Services          100.00        94.78         86.10         107.47        105.40       126.27

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


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                  The following table sets forth the number and percentage of shares of Common Stock owned as of October 27, 2006 by (i) each director of the Company, (ii) all persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the outstanding shares of Common Stock,
(iii) each of the Company's executive officers, and (iv) all of the Company's directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of Common Stock set forth opposite such person's name, except as otherwise indicated.





                                                Aggregate Number of Shares
            Name and Address of                     Beneficially                Percentage of Shares
            Beneficial Owner(1)                         Owned                    Beneficially Owned(2)
            -------------------                         -----                    ---------------------

Joel H. Girsky                                         1,036,240  (3)                        16.3%

Joseph F. Oliveri                                         40,000  (4)                         **

Charles B. Girsky                                        479,461  (5)                         7.6%

Stephen A. Cohen                                          59,683  (6)                         **

Edward M. Frankel                                         41,250  (7)                         **

Jeffrey D. Gash                                           72,298  (8)                         1.1%

Gary Giordano                                             43,750  (9)                         **

Robert Waldman                                            10,500  (10)                        **

Neil Rappaport                                             7,500  (11)                        **

Dimensional Fund Advisors                                389,165  (12)                        6.2%
1299 Ocean Avenue
11th Floor
Santa Monica, CA  90401

Royce & Associates, LLC                                  554,150  (13)                        8.8%
1414 Avenue of the Americas
New York, NY  10019





Luis Antonio Hernandez                                 596,526 (14)                           9.5%
3069 Misty Harbour
Las Vegas, NV 89117

All directors and executive officers as a              1,790,682  (15)                       27.1%
group (10 persons)
---------------------------------
**       Less than one percent.



(1) Unless otherwise indicated, the address of each person listed is 145 Oser Avenue, Hauppauge, New York, 11788.

(2) Assumes a base of 6,294,332 shares of Common Stock outstanding, before any consideration is given to outstanding options.

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

(5) Includes (i) 316,311 shares of Common Stock owned by the Girsky Family Trust, of which Mr. Charles Girsky is a co-trustee, with shared voting and dispositive power over such shares, (ii) 50,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 2000 Stock Option Plan, and (iii) 37,500 shares of Common Stock awarded under the Company's Restricted Stock Plan.

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

(8) Includes (i) 40,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 2000 Stock Option Plan, and (ii) 15,000 shares of Common Stock awarded under the Company's Restricted Stock Plan.

(9) Includes (i) 40,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 2000 Stock Option Plan, and (ii) 3,750 shares of Common Stock awarded under the Company's Restricted Stock Plan.

(10) Includes 7,500 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 2000 Stock Option Plan.

(11) Includes 7,500 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company's 2000 Stock Option Plan.

(12) These securities are held in investment advisory accounts of Dimensional Fund Advisors, Inc. This information is based upon an amendment to Schedule 13G filed with the SEC dated February 1, 2006, and information made available to the Company.

(13) The information is based upon an amendment to Schedule 13G filed with the SEC dated January 27, 2006, and information made available to the Company.

(14) The information is based upon a Schedule 13G filed with the SEC dated February 28, 2006, and information made available to the Company.

(15) Includes 320,000 shares of Common Stock acquirable pursuant to options presently exercisable and 93,750 shares of Common Stock awarded under the Company's Restricted Stock Plan.

Equity Compensation Plan Disclosure

                  The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of June 30, 2006:

                                                                                                       (c)
                                             (a)                        (b)
                                                                                             Number of Securities
                                     Number of Securities        Weighted-Average           Remaining Available for
                                      To be Issued Upon           Exercise Price of        Future Issuance Under Equity
                                   Exercise of Outstanding           Outstanding          Compensation Plans (Excluding
                                    Options, Warrants and             Options,                      Securities
Plan Category                               Rights               Warrants and Rights          Reflected in Column(a)
-------------------------------    -------------------------    ----------------------    -------------------------------
 Equity compensation plans
(stock  option ) approved by
stockholders                                  499,750                   $5.07                        621,250


                                   -------------------------    ----------------------    -------------------------------

Total                                         499,750                   $5.07                        621,250
                                   =========================    ======================    ===============================


Item 13.  Certain Relationships and Related Transactions.

         During Fiscal 2006, the Company paid approximately $661,000 of rental expenses in connection with the Company's main headquarters, Flat Panel Display integration and centralized inventory distribution facility located in Hauppauge, New York, which was paid to Bemar Realty Company ("Bemar), the owner of such premises. Bemar is a partnership consisting of Messrs. Joel Girsky and Charles Girsky, both of whom are executive officers, directors and principal shareholders of the Company. The lease on the property, which is net of all expenses, including taxes, utilities, insurance, maintenance and repairs, was renewed in December 2003 and expires on December 31, 2013. The Company believes the current rental rate is at its fair market value. As of June 30, 2005, Bemar advanced the Company $125,000 to fund the construction of its new LCD Integration Center, $75,000 of which the Company repaid in September 2006 and has accrued the remaining $50,000 as a liability.

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

         Stephen A. Cohen, a director of the Company, is a partner of the law firm of Morrison Cohen LLP, which rendered legal services to the Company during Fiscal 2006 for which the Company was billed aggregate fees that did not exceed 5% of such law firm's annual gross revenues.

         The son-in-law of Mr. Joel Girsky, our Chairman and President, is Douglas Spelfogel, who was a partner of the law firm of Nixon Peabody LLP, which rendered legal services to the Company during Fiscal 2006 for which the Company was billed aggregate fees that did not exceed 5% of such law firm's annual gross revenues.

Item 14.  Principal Accountant Fees and Services.

         Grant Thornton LLP has audited the Company's financial statements annually since the fiscal year ended June 30, 1984.

Audit Fees

         The aggregate fees billed by Grant Thornton LLP for professional services for the audit of the Company's annual consolidated financial statements for fiscal years 2006 and 2005 and the review of the quarterly consolidated financial statements included in the Company's Forms 10-Q for fiscal years 2006 and 2005 were $389,171 and $289,341, respectively.

Audit-Related Fees

         The aggregate fees billed by Grant Thornton LLP for professional services related to the audit of the Company's annual consolidated financial statements for the fiscal years 2006 and 2005 were $0 and $20,027, respectively. These services consisted primarily of (i) services rendered in connection with acquisitions and divestitures by the Company, (ii) assistance with regulatory filings and (iii) consultations on the effects of various accounting issues and changes in professional standards.

Tax Fees

         The aggregate fees billed by Grant Thornton LLP for tax services for the fiscal years 2006 and 2005 were $87,230 and $136,687, respectively. These services consisted primarily of tax planning and assistance with the preparation of returns.

All Other Fees

         There were no fees billed by Grant Thornton LLP for other services for the fiscal years 2006 and 2005.

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

         For Fiscal 2006, the Audit Committee has determined that the non-audit services performed by Grant Thornton LLP are compatible with maintaining the independence of Grant Thornton LLP.


PART IV

Item 15. Exhibits and Financial Statement Schedules.


(a)     (3)   See Exhibit Index on page 19 of this report for a list of the exhibits furnished as part of this report.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 27, 2006
                              JACO ELECTRONICS, INC.


                              By:      /s/ Joel H. Girsky
                                           -------------------------------------
                                      Joel H. Girsky, Chairman, President and
                                                Treasurer (Principal Executive
                                                Officer)

                              By:      /s/ Jeffrey D. Gash
                                           -------------------------------------
                                      Jeffrey D.Gash, Executive Vice President-
                                               Finance and Secretary (Principal
                                               Financial and Accounting Officer)

Exhibit No.       Exhibit



31.1      Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2      Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.