Form 10-Q
period 2006-09-30
JACO ELECTRONICS INC
filed 2006-11-14
CIK 52971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q


{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

                                       OR

{   }      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________
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

Yes   X                    No __
    ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer |_|  Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes __   No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class           Shares Outstanding at November 13, 2006
                  -----           ---------------------------------------
Common Stock, $0.10 Par Value     6,294,332 (excluding 659,900  shares held
                                        as treasury stock)


FORM 10-Q                                                 September 30, 2006
Page 2


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                September 30,           June 30,
                                                                  2006                    2006
                                                              ---------------          -----------
ASSETS                                                           (UNAUDITED)

Current Assets

         Cash                                                 $    32,056               $    29,211
         Accounts receivable - net                             39,598,106                36,498,390
                  Inventories - net                            31,237,255                33,271,437
         Prepaid expenses and other                             1,278,478                 1,027,763
                                                                ---------                ----------

                  Total current assets                         72,145,895                70,826,801


Property, plant and equipment - net                             1,647,471                 1,766,407

Goodwill 25,416,087                                            25,416,087

Note receivable                                                 2,750,000                2,750,000

Other assets                                                    2,306,852                 2,320,296
                                                              -----------               -----------


Total assets                                                 $104,266,305              $103,079,651
                                                             ============              ============







                                See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                            September 30, 2006
Page 3



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                       September 30,         June 30,
                                                                         2006                  2006
                                                                     --------------     --------------
(UNAUDITED) LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

        Accounts payable and accrued expenses                       $ 31,756,609        $ 31,539,051
        Current maturitiesof long-term debt and
          capitalized lease obligations                               35,847,933          35,141,702
        Income taxes payable                                              41,634              39,812
                                                                     -----------         ------------
         Total current liabilities                                    67,646,176          66,720,565

Long-term debt and capitalized lease obligations                          75,576              88,111

Deferred compensation                                                  1,112,502           1,100,000

Commitments and Contingencies


SHAREHOLDERS' EQUITY


         Preferred stock - authorized, 100,000 shares,
           $10 par value; none issued                                       ---                   ---
         Common stock - authorized, 20,000,000 shares,
            $.10 par value; 6,954,232 shares issued
            and 6,294,332 shares outstanding                            695,423              695,423
         Additional paid-in capital                                   27,049,999          27,049,999
         Retained earnings                                            10,001,195           9,740,119
         Treasury stock - 659,900 shares at cost                      (2,314,566)        (2,314,566)
                                                                      ----------         -----------
         Total shareholders' equity                                   35,432,051          35,170,975
                                                                      ----------          ----------


         Total liabilities and shareholders' equity                 $104,266,305        $103,079,651
                                                                    ============        ============




                  See accompanying notes to condensed consolidated financial statements.



FORM 10-Q                                                                            September 30, 2006
Page 4

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                   2006                 2005
                                                               --------------       -------------


Net sales                                                        $ 69,617,579        $ 52,461,032
Cost of goods sold                                                 60,960,466          45,343,614
                                                                -------------          ----------

         Gross profit                                               8,657,113           7,117,418

Selling, general and administrative expenses                        7,534,992           6,842,344
                                                                 ------------        ------------

         Operating profit                                           1,122,121             275,074

Interest expense                                                      846,045             565,613
                                                                 ------------        ------------

         Earnings (loss) before income taxes                          276,076           (290,539)

Income tax provision (benefit)                                         15,000           (191,066)
                                                                 ------------        ------------

         Net Earnings (Loss)                                        $ 261,076           $  (99,473)
                                                                  ===========         =============

PER SHARE INFORMATION

Basic earnings (loss) per common share:                                 $0.04             $(0.02)
                                                                        =====             =======

Diluted earnings (loss) per common share:                               $0.04             $(0.02)
                                                                        =====             =======

Weighted-average common shares and common equivalent shares outstanding:

         Basic                                                      6,294,332           6,267,832
                                                                 ============        ============

         Diluted                                                    6,373,733           6,267,832
                                                                 ============        ============

            See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                                                                       September 30, 2006
Page 5




                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)





                                                                    Additional                                           Total
                                               Common stock           paid-in      Retained           Treasury       shareholders'
                                        Shares       Amount           capital      earnings              stock           equity
                                   --------------- -------------- -------------------------------  ---------------- ---------------


Balance at July 1, 2006               6,954,232      $ 695,423     $ 27,049,999    $ 9,740,119      $ (2,314,566)     $ 35,170,975

Net income                                                                             261,076                             261,076

                                 --------------- -------------- ---------------- --------------  ---------------- -----------------

Balance at September 30, 2006         6,954,232      $ 695,423     $ 27,049,999   $ 10,001,195      $ (2,314,566)     $ 35,432,051
                                 =============== ============== ================ ==============  ================ =================





                                        See accompanying notes to condensed consolidated financial statements.




FORM 10-Q                                                                                      September 30, 2006
Page 6



                    Jaco Electronics, Inc. And Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                     For The Three Months Ended September 30
                                   (UNAUDITED)

                                                                                   2006                        2005
                                                                             ------------------           ---------------

Cash flows from operating activities
      Net Income (loss)                                                              $ 261,076                 $ (99,473)

Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities
          Depreciation  and amortization                                               184,545                   270,919
          Deferred compensation                                                         12,502                    12,500
          Deferred income tax expense (benefit)                                              -                  (216,500)
          Provision for doubtful accounts                                              (89,500)                        -
          Changes in operating assets and liabilities
          (Increase) decrease in operating assets - net                             (1,256,062)                4,226,579
          Increase (decrease) in operating liabilities - net                           219,380                (1,158,360)
                                                                             ------------------           ---------------

          Net cash (used in) provided by operating activities                         (668,059)                3,035,665
                                                                             ------------------           ---------------

Cash flows from investing activities
         Capital expenditures                                                           (22,792)                  (20,513)
                                                                             ------------------           ---------------

         Net cash used in investing activities                                         (22,792)                  (20,513)
                                                                             ------------------           ---------------

Cash flows from financing activities
          Borrowings under line of credit                                           69,126,219                50,659,893
          Repayments under line of credit                                          (68,421,764)              (53,960,466)
          Principal payments under equipment financing                                 (10,759)                  (14,519)
                                                                             ------------------           ---------------
          Net cash provided by (used in) financing activities                           693,696                (3,315,092)
                                                                             ------------------           ---------------
          Net Increase (decrease) in cash                                                 2,845                  (299,940)
                                                                             ------------------           ---------------
Cash at beginning of period                                                              29,211                   321,423
                                                                             ------------------           ---------------

Cash at end of period                                                                 $ 32,056                  $ 21,483
                                                                             ==================           ===============

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
             Interest                                                                $ 847,000                 $ 589,000
             Income taxes                                                               13,000                    94,000



FORM 10-Q                                                     September 30, 2006
Page 7

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations of Jaco Electronics, Inc. and its subsidiaries ("Jaco" or the "Company") at the end of and for all the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 2006 and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2006. The results of operations for the interim periods are not necessarily indicative of the results for the entire year or any interim period therein. There have been no changes to the Company's significant accounting policies subsequent to June 30, 2006.

2) Although the Company recorded net earnings of approximately $261,000 during the three months ended September 30, 2006, the Company incurred a net loss of approximately $6,962,000 during the fiscal year ended June 30, 2006. The Company also utilized approximately $2,036,000 of cash in operations during the fiscal year ended June 30, 2006. At September 30, 2006, the Company had cash of approximately $32,000 and working capital of approximately $4,450,000, as compared to cash of approximately $29,000 and working capital of approximately $4,106,000 at June 30, 2006.

         As discussed further in Note 4, the Company maintains a secured revolving line of credit, which provides the Company with bank financing based upon eligible accounts receivable and inventory, as defined. The credit facility has a maturity date of December 31, 2006. At times during the fiscal year ended June 30, 2006, the Company was in violation of certain financial covenants contained in its credit agreement and, as a result, was required to secure waivers from its lenders and make related amendments to the credit agreement. As of September 30, 2006, the Company was in compliance with all of its covenants contained in the credit agreement.

     Management continues to believe that its ongoing plan for cost containment, improved operating controls, paring back of unprofitable product lines, and a focused sales and marketing effort should continue to improve results from operations and cash flows in the near term. Continued achievement of this plan, however, will be dependent upon the Company's ability to generate sufficient revenues, decrease operating costs and improve trade support levels consistent with this plan, and remain in compliance with its bank covenants. The Company's future operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company will be able to achieve these goals. The Company's failure to achieve these goals, renew or replace its credit facility as discussed in Note 4, or remain in compliance with its bank covenants would have a material adverse effect upon its business, financial condition and results of operations.

3) On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for consideration of up to $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The Company received $9,250,000 of the purchase consideration in cash on the closing date. The balance of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note

FORM 10-Q                                                     September 30, 2006
Page 8

issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 (which initial payment was not made) and continuing for each quarter thereafter until maturity. Prepayment of the principal of and accrued interest on the note is permitted. In accordance with the purchase agreement, the Company determined that it was owed an additional $500,000 pursuant to a working capital adjustment provided for in the agreement, which has been recorded in the Company's financial statements. The Purchaser has disputed the Company's claim to the working capital adjustment and has informed the Company that it believes that the Company owes a $500,000 working capital adjustment to the purchaser. Since this dispute remains unresolved, there has to date been no purchase price adjustment between the Company and Sagamore. Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate. As of September 30, 2006, the Company has not earned any of the additional consideration.

         On September 19, 2006, Nexus Nano Electronics, Inc. ("NNE"), as successor to Sagamore, and its subsidiary filed suit against the Company in the U.S. District Court for the Southern District of New York alleging fraud and misrepresentations by the Company in connection with the sale of Nexus and seeking an unspecified amount of damages. The Company believes that the plaintiffs' claims are without merit and intends to contest them vigorously as well as assert counterclaims for amounts owed to it in connection with such sale, if this matter is not settled. Subsequent to the filing of this suit, the parties entered into settlement discussions and have reached an agreement in principle to settle this matter for, among other things, a mutual release of all disputed claims relating to this transaction and the cancellation of the purchaser's $2,750,000 subordinated note held by the Company in consideration for NNE's issuance to the Company of shares of its common and/or preferred stock of an equivalent value. The documentation relating to this proposed settlement has not yet been finalized or approved by the parties' respective boards of directors and, therefore, the Company cannot assure you that this settlement will be completed upon the terms described above or at all.

4) To provide additional liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association (subsequently assigned by PNC Bank on March 31, 2006 to the CIT Group/Business Credit, Inc.) originally providing for a $50,000,000 (which has subsequently been reduced to $40,000,000) revolving secured line of credit. This credit facility currently has a maturity date of December 31, 2006. Based upon a non-binding letter of intent dated November 2, 2006 between the Company and one of its lenders, and subject to normal due diligence definitive and documentation, the Company believes it will be able to renew or replace its credit facility on terms at least as favorable as those currently in effect prior to its scheduled maturity on December 31, 2006, although no assurances can be given that we will be able to do so. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At September 30, 2006, the outstanding balance on this revolving line of credit facility was $35.8 million, with an additional $3.5 million available. The Company has outstanding $2.6 million of stand-by letters of credit on behalf of certain vendors. The interest rate on the outstanding borrowings at September 30, 2006 was approximately 9.41%.

         Under the credit agreement, as amended, the Company is required to comply with the following financial covenants: maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.2 to 1.0 for the nine months ended September 30, 2006 and for each of the twelve months ending each quarterly period thereafter; maintain minimum Net Worth (as defined therein), commencing August 31, 2005, of not less than $40,500,000, increasing as of the end of each fiscal quarter thereafter by 65% of the net profit for such quarter, if any, reduced by the amount of specified Special Charges and Write-offs (as defined therein), which includes the establishment of a valuation allowance on deferred taxes of up to $6.4 million,

FORM 10-Q                                                     September 30, 2006
Page 9

and a limitation on capital expenditures of $300,000 for each fiscal year . The credit agreement also restricts the Company's ability to pay dividends. In addition, the credit agreement includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility. Accordingly, this debt is classified as a current liability.

         As of September 30, 2006, the Company was in compliance with all of its bank covenants.

         At times during the fiscal year ended June 30, 2006, the Company was in violation of certain financial covenants contained in its credit agreement and, as a result, was required to secure waivers from its lenders and make related amendments to the credit agreement. In the event that in the future the Company were to fail to remain in compliance with its bank covenants and was not able to obtain an amendment or waiver with respect to such noncompliance, the lenders under its credit facility could declare the Company to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/or limit the Company's ability to borrow additional amounts under the facility. If the Company did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on the Company's business, results of operations and financial condition.

5) On September 18, 2001, the Company's Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock from November 5, 2002 through February 21, 2003 for aggregate consideration of $110,051. No repurchases of common stock were made during the three months ended September 30, 2006 or 2005.

6) In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the "1993 Non-Qualified Stock Option Plan," hereinafter referred to as the "1993 Plan." The Board of Directors or the Compensation Committee of the Board is responsible for the granting and pricing of options under the 1993 Plan. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. In December 1997, the shareholders of the Company approved an increase in the amount of shares reserved for issuance under the 1993 plan to 900,000 from 440,000, of which there were no outstanding options at September 30, 2006.
         In October 2000, the Board of Directors approved the adoption of the "2000 Stock Option Plan," hereinafter referred to as the "2000 Plan." The 2000 Plan originally provided for the grant of up to 600,000 incentive stock options ("ISOs") and nonqualified stock options ("NQSOs") to employees, officers, directors, consultants and advisers of the Company. In December 2004, the shareholders of the Company approved an increase in the amount of shares reserved for issuance under the 2000 plan to 1,200,000. The Board of Directors or the Compensation Committee of the Board is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. In the case of ISOs granted to shareholders owning more than 10% of the Company's voting securities, the exercise price shall be no less than 110% of the fair market value of the Company's common stock on the date of grant. All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option. Under the 2000 Plan, 1,200,000 shares of the Company's common stock are reserved, of which 499,750 were outstanding at September 30, 2006.
         There were no stock options or other share-based awards granted during the three months ended September 30, 2006 or 2005.

FORM 10-Q                                                    September 30, 2006
Page 10

         The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair-value of the award, as determined using the Black-Scholes Option pricing method, and recognize such cost over the requisite service period, which is generally the vesting period. No compensation expense with regard to stock option or other share-based awards has been recognized in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2006 or 2005.

Summary of Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for our stock option plans:


                                                                                       Weighted-
                                                                     Weighted-          Average
                                                                      Average          Remaining
                                                       Options        Exercise        Contractual
                                                     Outstanding       Price          Term(months)

                                                  --------------------------------  --------------
Employee Stock Option Plans:
Shares outstanding at June 30, 2006                    499,750          $5.07
Granted
Exercised
Canceled                                                 2,500           6.70
                                                  --------------------------------  -----------------

Shares outstanding at September 30, 2006               497,250          $5.06              66
                                                  --------------------------------  -----------------
Shares exercisable at September 30, 2006               497,250          $5.06              66

The aggregate intrinsic value of outstanding and exercisable options at September 30, 2006 was $314,880.

7)           The number of shares used in the Company's basic and diluted  earnings (loss) per share computations are as follows:

                                                                               Three Months Ended
                                                                                  September 30,
                                                                            2006                2005
                                                                       ---------------     ---------------
 Weighted average common shares outstanding net of
treasury shares, for basic earnings per share                               6,294,332           6,267,832

Effect of dilutive securities                                                  79,401                   -
                                                                       ---------------     ---------------

Weighted average common shares outstanding for diluted                       6,373,733           6,267,832
earnings per share                                                     ===============     ===============




          Excluded from the calculation of earnings per share for the three months ended September 30, 2006 were outstanding options to purchase 251,250 shares of the Company's common stock as the exercise price of such options exceeded the average market price during the period. Excluded from the calculation of loss per share for the three months ended September 30, 2005 are outstanding options to purchase 532,000 shares of the Company's common stock, representing all outstanding options for the three months ended

FORM 10-Q                                                    September 30, 2006
Page 11

September 2005, as their inclusion would have been antidilutive. Common stock equivalents for stock options are calculated using the treasury stock method.

8) The Company is a party to various legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's business, results of operations or financial position.

9) During the three months ended September 30, 2006 and 2005, the Company recorded sales of $17,552 and $6,037, respectively, from a customer, Frequency Electronics, Inc. ("Frequency"). The Company's Chairman of the Board of Directors and President serves on the Board of Directors of Frequency. Such sales transactions with Frequency are in the normal course of business. Amounts included in accounts receivable from Frequency at September 30, 2006 and June 30, 2006 aggregate $2,722 and $17,068, respectively.
         A law firm of which one of our directors is a partner provides legal services on behalf of the Company. Fees paid to such firm amounted to $9,864 and $59,974 for the three months ended September 30, 2006 and 2005, respectively.
         The son-in-law of the Company's Chairman and President was a partner of a law firm which provides legal services on behalf of the Company. Fees paid to such firm during the period he was a partner amounted to $58,013 for the three months ended September 30, 2005.
             The Company leases office and warehouse facilities from a partnership owned by two officers and directors of the Company. As of June 30, 2005, the partnership had advanced the Company $125,000 to fund the construction of a new Flat Panel Display Integration Center, $75,000 of which the Company repaid in September 2006 and has accrued the remaining $50,000 as a liability in the accompanying balance sheet.

10) In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on the Company's consolidated financial statements.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157,") to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

FORM 10-Q                                                     September 30, 2006
Page 12

        SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.

        SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

        In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108,") which was issued to provide consistency between how registrants quantify financial statement misstatements.

        Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" methods. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

        SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods.

        SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of the beginning of our fiscal year with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

        We will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending June 30, 2007 and are currently evaluating the impact the adoption of SAB 108 will have on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  FORM 10-Q                                                   September 30, 2006
  Page 13

      The following discussion contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this report and in other written or oral statements made by us from time to time, forward-looking statements include, without limitation, statements regarding our financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "estimates", "intends", "plans" or similar language. Although we believe that the expectations in these forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which are subject to change and/or beyond our control, that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by us of results that actually will be achieved. For a discussion of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as amended, and our other reports and documents filed with the Securities and Exchange Commission.

GENERAL

Jaco is a leading distributor of active and passive electronic components to industrial (Original Equipment Manufacturers") OEMs that are used in the manufacture and assembly of electronic products in such industries as telecommunications, medical devices, computers and office equipment, military/aerospace, and automotive and consumer electronics. Products distributed by the Company include semiconductors, flat panel displays, capacitors, resistors, electromechanical devices and power supplies. Due to the ongoing shift of manufacturing to the Far East, the Company modified its business model during the fiscal year ended June 30, 2006 to pursue the business available in the United States, increase its support of global contract manufacturers that require its value-added services and logistics programs, and aggressively promote its flat panel display, or FPD, product offerings, which have experienced significant growth in recent quarters and which the Company believes have potential for growth in the future, through its FPD in-house integration center that opened in February 2005. This new in-house integration center allows us to provide optimized and efficient design solutions, optical enhancements and touchscreen integrations, as well as to manufacture of FPD subassemblies and complete displays for commercial, industrial and military applications. Critical Accounting Policies and Estimates

         We have disclosed in Note A to our consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as amended, those accounting policies that we consider to be significant in determining our results of operations and financial position. There have been no material changes to the critical accounting policies previously identified and described in our 2006 Form 10-K. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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

FORM 10-Q                                                     September 30, 2006
Page 14

current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.


New Accounting Standards

    In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on the Company's consolidated financial statements.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157,") to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

        SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.

        SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

        In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial

FORM 10-Q                                                    September 30, 2006
Page 15

Statements" ("SAB108,") which was issued to provide consistency between how registrants quantify financial statement misstatements.

        Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" methods. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

        SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods.

        SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of the beginning of our fiscal year with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

        We will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending June 30, 2007 and are currently evaluating the impact the adoption of SAB 108 will have on our consolidated financial statements.

Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:
                                                 Three Months Ended
                                                    September 30,
                                           ------------------------------

                                              2006               2005
                                           ----------         ----------
Net sales                                        100.0%            100.0%
Cost of goods sold                                87.6              86.4
                                           ----------         ----------
Gross profit                                      12.4              13.6
Selling, general and
  administrative expenses                         10.8              13.1
                                           ----------         ----------
Operating profit                                  1.6                0.5
Interest expense                                  1.2                1.1
                                           ----------         ----------
Earnings (loss) before income taxes               0.4              (0.6)
Income tax provision (benefit)                    0.0              (0.4)
                                           ----------         ----------
Net earnings (loss)                               0.4%             (0.2)%
                                                  ====             ======

FORM 10-Q                                                     September 30, 2006
Page 16


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

         Net sales for the three months ended September 30, 2006 were $69.6 million compared to $52.5 million for the three months ended September 30, 2005, an increase of $17.1 million, or 32.8%. During the quarter, we continued to see strong demand from global contract manufacturers, primarily in the Far East, which we support with our logistics programs consisting of inventory management services and warehousing capabilities. Sales to these customers which are comprised almost entirely of semiconductors, increased to $32.8 million for the three months ended September 30, 2006, an increase of $16.2 million, or approximately 98% compared to $16.5 million for the three months ended September 30, 2005. As a result of the increase in sales to these customers during the quarter, semiconductors represented 59.2% of our net sales for the three months ended September 30, 2006 compared to 52.1% of net sales for the same period of last fiscal year. Our global customers support the needs of the major equipment manufacturers. As a result, our logistics programs are partially dependent on the ability of these manufacturers, the end-users of our products to forecast their future requirements. Due to the highly cyclical nature of the semiconductor industry, we have historically been subject to fluctuations in this portion of our business.

         We sell FPDs as a component sale through our standard distribution channel and we sell FPD products as a value-added offering through our in-house integration center. We provide design capabilities and a "full solution" capability enabling us to offer our customers an expanded range of services to integrate FPDs into their applications. We believe we can market our capabilities to a broad range of business segments, segments such as electronic kiosk, the fast food industry, signage, financial institutions, electronic voting equipment medical and military applications. For the three months ended September 30, 2006, FPD sales increased 32.2% to $16.0 million compared to $12.1 million for the three months ended September 30, 2005. FPD product represented 23.6% of our net sales for the three months ended September 30, 2006, compared to 23.7% for the same period last year

         Passive components, which are primarily commodity product such as capacitors and resistors, represented approximately 12.2% of our net sales during the quarter compared to 15.7% for the three months ended September 30, 2005. This decrease reflects the continuation of a long-term trend of passive component price reductions due to an increase in production primarily originating from the Far East. Accordingly, we do not expect any material increases in our passive component sales for the foreseeable future. Electromechanical Products, such as power supplies, relays, and printer heads, represented 5.0% of our net sales for the three months ended September 30, 2006 compared to 8.5% for the comparable period last fiscal year. While we continue to believe that these products, which typically have high per unit selling prices, remain a viable offering for the U.S. market, sales of electromechanical products declined as a percentage of total revenue due to product mix.

         We continue to aggressively market our FPD product, while looking to complement our core product lines with our value-added services and our quote group to quickly respond to customer inquiries. Our growth through our logistics programs is partially attributable to an increase in the number of vendors we support. We intend to continue to aggressively market these programs to this customer base. In addition we continue to seek to identify potential strategic alliances to expand our presence in the Far East in response to the significant growth in manufacturing in the region that has occurred in recent years.

     Gross profit for the three months ended September 30, 2006 was $8.7 million, or 12.4% of net sales compared to $7.1 million, or 13.6% of net sales for the three months ended September 30, 2005, representing a $1.6 million, or 21.6%, increase. This increase is directly attributable to the increase in net sales. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand for product. As discussed above, there was a large increase in net sales during the quarter to global contract manufacturers through our logistic programs. These logistics programs historically operate at lower margins than the rest of our operations. There were no material variances in gross profit margins related to the balance of our net sales during the

FORM 10-Q                                                     September 30, 2006
Page 17

quarter. As a result, our gross profit margin declined compared to the same quarter of the prior fiscal year. Unless there is a material variance in net sales generated through our logistics programs, we do not anticipate any material change in our gross profit margin for the foreseeable future. In addition, demand and pricing for our products have been, and in the future may continue to be, adversely affected by industry-wide trends and events beyond our control.

         Selling, general and administrative ("SG&A") expenses were $7.5 million, or 10.8% of net sales, for the three months ended September 30, 2006 compared to $6.8 million, or 13.1 % of net sales for the three months ended September 30, 2005, representing an increase of $0.7 million or 10.1%. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business. We have been able to focus our spending on core business areas while carefully monitoring spending in non-strategic areas. The majority of our increase in SG&A during the quarter related to variable costs, such as commissions, that are directly associated with the increase in our net sales. During the fiscal year ended June 30, 2006, we were able to implement significant cost reductions by focusing our spending on core business areas while decreasing spending in non-strategic areas. Although we plan to continue to look for areas of cost reductions the increase in our net sales during recent quarters has required us to increase certain costs necessary to support our growth. Therefore, we do not anticipate any further reductions in SG&A for the foreseeable future.

         Interest expense increased $0.3 million, or 49.6%, for the three months ended September 30, 2006 to $0.9 million from $0.6 million for the comparable period last year. Interest expense has increased primarily due to continuing increases in federal lending rates resulting in higher borrowing rates under our existing credit facility. Continued increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

         Net earnings for the three months ended September 30, 2006 were $0.3 million, or $0.04 per diluted share, compared to a net loss of $0.1 million, or $0.02 per diluted share, for the three month ended September 30, 2005. Our net income for the quarter is due to our increase in gross profit dollars as a resulting from our increase in net sales, as well as improved overall operating performance, as indicated by the reduction of SG&A as a percentage of net sales during the current quarter compared to the same period of last year.

LIQUIDITY AND CAPITAL RESOURCES

     To provide liquidity and flexibility in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2003, the Company entered into a Third Restated and Amended Loan and Security Agreement with GMAC Commercial Finance LLC and PNC Bank, National Association (subsequently assigned by PNC Bank on March 31, 2006 to the CIT Group/Business Credit, Inc.) originally providing for a $50,000,000 (which has subsequently been reduced to $40,000,000) revolving secured line of credit. This credit facility has a maturity date of December 31, 2006. Based upon a non-binding letter of intent dated November 2, 2006 between the Company and one of its lenders, and subject to normal due diligence and definitive documentation, we believe we will be able to renew or replace our credit facility on terms at least as favorable as those currently in effect prior to its scheduled maturity on December 31, 2006, although no assurances can be given that we will be able to do so. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At September 30, 2006, the outstanding balance on this revolving line of credit facility was $35.8 million, with an additional $3.5 million available. The Company has outstanding $2.6 million of stand-by letters of credit on behalf of certain vendors. The interest rate on the outstanding borrowings at September 30, 2006 was approximately 9.41%.

     Under the credit agreement, as amended, the Company is required to comply with the following financial covenants: maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.2 to 1.0 for the nine months ended September 30, 2006 and for each of the twelve months ending each quarterly period thereafter; maintain minimum Net Worth (as defined therein), commencing August 31, 2005, of not less

FORM 10-Q                                                     September 30, 2006
Page 18

than $40,500,000, increasing as of the end of each fiscal quarter thereafter by 65% of the net profit for such quarter, if any, reduced by the amount of specified Special Charges and Write-offs (as defined therein), hich includes the establishment of a valuation allowance on deferred taxes of up to $6.4 million, and a limitation on capital expenditures of $300,000 for each fiscal year commencing after June 30, 2006. The credit agreement also restricts the Company's ability to pay dividends. In addition, the credit agreement includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility. Accordingly, this debt is classified as a current liability.

         As of September 30, 2006, the Company was in compliance with all of its covenant contained in the credit agreement.

               At September 30, 2006, the Company had cash of approximately $32,000 and working capital of approximately $4,500,000, as compared to cash of approximately $29,000 and working capital of approximately $4,106,000 at June 30, 2006. As described above, our credit agreement requires our cash generated from operations to be applied directly to the prepayment of indebtedness under our credit facility.

              For the three months ended September 30, 2006, our net cash used in operating activities was approximately $0.7 million as compared to net cash provided by operating activities of $3.0 million for the three months ended September 30, 2005. The decrease in net cash provided by operating activities is primarily attributable to an increase in our accounts receivable partially offset by a decrease in inventory for the three months ended September 30, 2006, as compared to a decrease in our accounts receivable and inventory for the three months ended September 30, 2005. Net cash used in investing activities was approximately $23,000 for the three months ended September 30, 2006 as compared to net cash used in investing activities of $21,000 for the three months ended September 30, 2005. Net cash provided by financing activities was approximately $0.7 million for the three months ended September 30, 2006 as compared to $3.3 million used in financing activities for the three months ended September 30, 2005. The increase in net cash provided is primarily attributable to the increase in net borrowings under our credit facility of approximately $0.7 million in the three months ended September 30, 2006 as compared to a decrease in net borrowings of $3.3 million in the three months ended September 30, 2005.

         For the three months ended September 30, 2006 and 2005, our inventory turnover was 7.6 times and 5.0 times, respectively. The average days outstanding of our accounts receivable at September 30, 2006 were 50 days, as compared to 58 days at September 30, 2005. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.

     Based upon our present plans, including no anticipated material capital expenditures and, as discussed above, the renewal or replacement of our credit facility on terms at least as favorable as those currently in effect prior to its scheduled maturity on December 31, 2006, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs, and remaining in compliance with our bank covenants. Historically, including on several occasions during the fiscal year ended June 30, 2006, we have, when necessary, been able to obtain amendments to our credit facilities or waivers from our lenders to satisfy instances of our non-compliance with financial covenants. While we cannot assure that any such future amendments, if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources. In the event that in the future we are unable to obtain such an amendment or waiver of our non-compliance with our financial covenants, the lenders under our credit facility could declare us to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/ or limit the Company's ability to borrow additional amounts under the facility. If we did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.


FORM 10-Q                                                                       September 30, 2006
Page 19


Contractual Obligations

         This table summarizes our known contractual obligations and commercial commitments at September 30, 2006.

                                 Total          < 1 Year      1 to 3 Years    3 to 5 Years    > 5 Years
                             --------------- --------------- --------------- ---------------- --------------

         Bank Debt(1)           $35,800,543     $35,800,543
         Capital Lease              147,124          63,053          $84,071
         Operating Lease          7,074,508       1,359,805        2,852,158      $2,629,845       $232,700
                             --------------- --------------- --------------- ---------------- --------------

         Total                  $43,022,175     $37,223,401       $2,936,229      $2,629,845       $232,700
                             =============== =============== =============== ================ ==============

(1) Our credit facility currently has a maturity date of December 31, 2006. As stated above, we believe we will be able to renew this facility or, in the alternative, refinance the indebtedness outstanding thereunder through borrowings under a new credit facility, and, therefore, we expect to continue to have significant long-term debt obligations outstanding after December 31, 2006.

Inflation and Seasonality

         Inflation and seasonality have not had a significant impact on our operations during the last three fiscal years.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at a variable rate dependent upon either the prime rate, federal funds rate or the LIBOR rate ("rates"). At October 31, 2006, $28.6 million was outstanding under the credit facility. Changes in any of the rates during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the rate will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on the amount of outstanding borrowings at October 31, 2006. The impact of interest rate fluctuations on our other floating rate debt is not material.

Item 4. Controls and Procedures.

         An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of September 30, 2006. Based upon that evaluation, the Company's management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-Q                                                    September 30, 2006
Page 20


PART II - OTHER INFORMATION



Item 6.   Exhibits.

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

November 14, 2006
                             JACO ELECTRONICS, INC.
                                  (Registrant)


                              BY:  /s/ Jeffrey D. Gash
                                      ---------------------------------------
                                      Jeffrey D. Gash, Executive Vice President,
                                      Finance and Secretary
                                      (Principal Financial Officer)