Form 10-Q
period 2006-12-31
JACO ELECTRONICS INC
filed 2007-02-14
CIK 52971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q


{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
Yes __            No   X
                    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                         Shares Outstanding at February 14, 2006
  -----                         ---------------------------------------
Common Stock,$0.10        6,294,332 (excluding 659,900 shares held as treasury
Par Value                                       stock)

FORM 10-Q                                                     December 31, 2006
Page 2


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                               December 31,                      June 30,
                                                                   2006                            2006
                                                           ---------------------           ---------------------
                                                               (Unaudited)
ASSETS

Current assets

            Cash                                            $            9,922                       $   29,211
            Accounts receivable - net                               38,405,261                       36,498,390
            Inventories - net                                       31,890,952                       33,271,437
            Prepaid expenses and other
                                                                     3,999,351                        1,027,763
                                                           ---------------------           ---------------------

                        Total current assets                        74,305,486                       70,826,801



Property, plant and equipment - net                                  1,604,341                        1,766,467

Goodwill                                                            25,416,087                       25,416,087


Note receivable                                                      2,750,000                        2,750,000


Other assets                                                         2,274,639                        2,320,296
                                                           ---------------------           ---------------------

Total assets                                                $     106,350,553              $         103,079,651
                                                           =====================           =====================




                      See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                      December 31, 2006
Page 3



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                  December 31,                  June 30,
                                                                      2006                        2006
                                                              ----------------------       --------------------
                                                                   (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities

        Accounts payable and accrued expenses                 $        33,765,198             $    31,539,051
        Current maturities of long-term debt and
             capitalized lease obligations                             35,773,939                  35,141,702
        Income taxes payable                                               43,293                      39,812
                                                               ----------------------       --------------------

                                                                       69,582,430                  66,720,565
        Total current liabilities


Long-term debt and capitalized lease obligations                           62,553                      88,111

Deferred compensation                                                   1,125,000                   1,100,000

Commitments and Contingencies

SHAREHOLDERS' EQUITY


        Preferred stock - authorized, 100,000 shares,

          $10 par value; none issued                                    -                            -
        Common stock - authorized, 20,000,000 shares,
          $.10 par value; 6,954,232 shares issued
        and 6,294,332 shares outstanding                                  695,423                     695,423
        Additional paid-in capital                                     27,058,455                  27,049,999
        Retained earnings                                              10,141,258                   9,740,119
        Treasury stock                                                 (2,314,566)                 (2,314,566)
                                                              ----------------------       --------------------

        Total shareholders' equity                                     35,580,570                  35,170,975
                                                              ----------------------       --------------------


         Total liabilities and shareholders' equity            $      106,350,553             $   103,079,651
                                                              =====================       ====================



                  See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                      December 31, 2006
Page 4

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                     2006                         2005
                                                            -----------------------       ----------------------
Net sales                                                    $          65,989,745                  $ 48,107,541


Cost of goods sold                                                      57,473,663                   41,442,881
                                                            -----------------------       ----------------------

             Gross profit                                                8,516,082                    6,664,660

Selling, general and administrative expenses                             7,667,119                    6,845,195
                                                            -----------------------       ----------------------

             Operating profit (loss)                                       848,963                    (180,535)

Interest expense                                                           693,900                      552,875
                                                            -----------------------       ----------------------

        Earnings (loss) before income taxes                                155,063                    (733,410)

Income tax provision                                                        15,000                    6,629,199
                                                            -----------------------       ----------------------

                                                             $             140,063                 $ (7,362,609)
             Net earnings (loss)
                                                            =======================       ======================


PER SHARE INFORMATION


Basic earnings (loss) per common share:                      $                 .02                     $  (1.17)
                                                            =======================       ======================


Diluted earnings (loss) per common share:                    $                 .02                     $  (1.17)
                                                            =======================       ======================

Weighted average common shares and
common equivalent shares outstanding:


                    Basic                                                6,294,332                     6,275,480
                                                            =======================       ======================


                    Diluted                                              6,369,866                     6,275,480
                                                            =======================       ======================

            See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                     December 31, 2006
Page 5



                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                            2006                            2005
                                                    ----------------------         -----------------------
 Net sales                                                  $  135,607,324           $        100,568,573


Cost of goods sold                                            118,434,129                      86,786,495
                                                    ----------------------         -----------------------

             Gross profit                                      17,173,195                      13,782,078

Selling, general and administrative expenses                   15,202,111                      13,687,539
                                                    ----------------------         -----------------------

             Operating profit                                   1,971,084                          94,539

Interest expense                                                1,539,945                       1,118,488
                                                    ----------------------         -----------------------

        Earnings (loss) before income taxes                       431,139                      (1,023,949)

Income tax provision                                               30,000                       6,438,133
                                                    ----------------------         -----------------------


             Net earnings (Loss)                    $              401,139            $        (7,462,082)
                                                    ======================         =======================

PER SHARE INFORMATION


Basic earnings (loss) per common share:              $                .06             $             (1.19)

                                                    ======================         =======================


Diluted earnings (loss) per common share:            $               .06            $               (1.19)

                                                    ======================         =======================

Weighted average common shares and
common equivalent shares outstanding:


            Basic                                               6,294,332                        6,271,656
                                                    ======================         =======================

            Diluted                                             6,371,799                        6,271,656
                                                    ======================         =======================


                            See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                December 31, 2006
Page 6




                                             JACO ELECTRONICS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                                  IN SHAREHOLDERS' EQUITY
                                         FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
                                                             (UNAUDITED)





                                                             Additional                                                 Total
                                      Common stock            paid-in             Retained           Treasury       shareholders'
                                 Shares       Amount           capital            earnings              stock           equity
                              ------------ -------------- ----------------  -------------------  ---------------- -----------------


Balance at July 1, 2006         6,954,232      $ 695,423     $ 27,049,999          $ 9,740,119      $ (2,314,566)     $ 35,170,975

Net earnings                                                                           401,139                             401,139

Stock-based compensation                                            8,456                                                    8,456

                              ------------ -------------- ----------------  -------------------  ---------------- -----------------

Balance at December 31, 2006    6,954,232      $ 695,423     $ 27,058,455         $ 10,141,258      $ (2,314,566)     $ 35,580,570
                              ============ ============== ================  ===================  ================ =================




     See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                      December 31, 2006
Page 7

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)
                                                                                2006                    2005
                                                                       --------------------    -----------------
Cash flows from operating activities

      Net earnings (loss)                                                             401,139    $  (7,462,082)

Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities

          Depreciation  and amortization                                              373,004          543,636
          Deferred compensation                                                        25,000           25,000
          Stock-based compensation                                                      8,456             --
          Deferred income tax expense                                                    --          6,394,000
          Provision for (recovery of) doubtful accounts                              (124,707)          48,200
          Changes in operating assets and liabilities
          (Increase) decrease in operating assets - net                            (3,413,127)      14,106,038
          Increase (decrease) in operating liabilities - net
                                                                                    2,229,631       (8,805,216)
                                                                                -------------    -------------
          Net cash (used in) provided by operating activities
                                                                                     (500,604)       4,849,576
                                                                                -------------    -------------
Cash flows from investing activities

          Capital expenditures                                                       (125,364)         (93,583)
                                                                                -------------    -------------

          Net cash used in investing activities                                      (125,364)         (93,583)
                                                                                -------------    -------------
Cash flows from financing activities

          Borrowings under line of credit                                         135,213,166       98,196,822
          Repayments under line of credit                                        (134,584,551)    (103,288,360)
          Principal payments under equipment financing                                (21,936)         (29,526)
          Proceeds from exercise of stock options                                        --             58,750
                                                                                -------------    -------------


          Net cash provided by (used in) financing activities                         606,679       (5,062,314)
                                                                                -------------    -------------


          Net decrease in cash                                                        (19,289)        (306,321)


          Cash at beginning of period                                                  29,211          321,423
                                                                                -------------    -------------

Cash at end of period                                                                   9,922           15,102
                                                                                =============    =============


          Supplemental disclosures of cash flow information:
             Cash paid during the year for:

             Interest                                                               1,540,000        1,145,000
             Income taxes                                                              27,000          110,000


     See accompanying notes to condensed consolidated financial statements.


FORM 10-Q                                                      December 31, 2006
Page 8

                     JACO ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1) The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations of Jaco Electronics, Inc. and its subsidiaries ("Jaco" or the "Company") at the end of and for all the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 2006 and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2006. The results of operations for the interim periods are not necessarily indicative of the results for the entire year or any other interim period therein. The balance sheet at June 30, 2006 has been derived form the audited Financial Statements at that date. There have been no changes to the Company's significant accounting policies subsequent to June 30, 2006.

2) Although the Company recorded net earnings of approximately $401,000 during the six months ended December 30, 2006, the Company incurred a net loss of approximately $6,962,000 during the fiscal year ended June 30, 2006. The Company also utilized approximately $501,000 and $2,036,000 of cash in operations during the six months ended December 31, 2006 and the fiscal year ended June 30, 2006, respectively. At December 31, 2006, the Company had cash of approximately $10,000 and working capital of approximately $4,723,000, as compared to cash of approximately $29,000 and working capital of approximately $4,106,000 at June 30, 2006.

         As discussed further in Note 4, on December 22, 2006 the Company entered into a new $55 million secured revolving line of credit, which provides the Company with bank financing based upon eligible accounts receivable and inventory, as defined therein. The new credit facility has a maturity date of December 22, 2009 and replaces the Company's $40 million credit facility, which has been terminated. At times during the fiscal year ended June 30, 2006, the Company was in violation of certain financial covenants contained in its previous credit agreement and, as a result, was required to secure waivers from its previous lenders and make related amendments to that credit agreement. As of December 31, 2006, the Company was in compliance with all of the covenants contained in its new credit agreement.

         Management continues to believe that its ongoing plan for cost containment, improved operating controls, paring back of unprofitable product lines, and a focused sales and marketing effort should continue to improve results from operations and cash flows in the near term. Continued achievement of this plan, however, will be dependent upon the Company's ability to generate sufficient revenues, decrease operating costs and improve trade support levels consistent with this plan, and remain in compliance with its bank covenants. The Company's future operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company will be able to achieve these goals. The Company's failure to achieve these goals or remain in compliance with the covenants contained in its new credit agreement would have a material adverse effect upon its business, financial condition and results of operations.

3) On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. for consideration of up to $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The Company received $9,250,000 of the purchase consideration in cash on the closing date. The balance of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note

FORM 10-Q                                                      December 31, 2006
Page 9

issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. No payments have been received as of February 12, 2007. Prepayment of the principal of and accrued interest on the note is permitted. In accordance with the purchase agreement, the Company determined that it was owed an additional $500,000 pursuant to a working capital adjustment provided for in the agreement, which has been recorded in the Company's financial statements. The Purchaser has disputed the Company's claim to the working capital adjustment and has informed the Company that it believes that the Company owes a $500,000 working capital adjustment to the purchaser. Since this dispute remains unresolved, there has to date been no purchase price adjustment between the Company and Sagamore. Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate. As of December 31, 2006, the Company had not earned any of the additional consideration.

         On September 19, 2006, Nexus Nano Electronics, Inc. ("NNE"), as successor to Sagamore, and its subsidiary filed suit against the Company in the U.S. District Court for the Southern District of New York alleging fraud and misrepresentations by the Company in connection with the sale of Nexus and seeking an unspecified amount of damages. The Company believes that the plaintiffs' claims are without merit and intends to contest them vigorously as well as assert counterclaims for amounts owed to it in connection with such sale, if this matter is not settled. Subsequent to the filing of this suit, the parties entered into settlement discussions and have reached an agreement in principle to settle this matter for, among other things, a mutual release of all disputed claims relating to this transaction and the cancellation of the purchaser's $2,750,000 subordinated note held by the Company in consideration for NNE's issuance to the Company of shares of its preferred stock of an equivalent value. The documentation relating to this proposed settlement has not yet been finalized or approved by the parties' respective boards of directors and, therefore, the Company cannot assure you that this settlement will be completed upon the terms described above or at all.

4) To provide liquidity in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2006, the Company entered into a new three-year Credit Agreement with CIT Group/Business Credit, Inc. which provides for a $55,000,000 revolving secured line of credit. On January 23, 2007 the CIT Group/Business, Inc. assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A. This credit facility has a maturity date of December 22, 2009. Borrowings under the new credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At December 31, 2006, the outstanding balance on this revolving line of credit facility was $35,700,000 with an additional $7,400,000 available. The Company has outstanding $2,700,000 of stand-by letters of credit on behalf of certain vendors and was required to advance such amount to its previous lender until the stand by letters of credit expire on February 28, 2007. The advance by the Company has been recorded as a component of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. The interest rate on the outstanding borrowings at December 31, 2006 was approximately 7.74%.

     Under the credit agreement, the Company is required to comply with one financial covenant which stipulates in the event that the Company's additional borrowing availability under the revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter.

FORM 10-Q                                                      December 31, 2006
Page 10

         The credit agreement also provides for a limitation on capital expenditures of $700,000 for the Company's 2007 fiscal year and $500,000 for each remaining fiscal year in which the credit agreement is in effect. The credit agreement also contains other covenants and restrictions, including limitations on: the Company's incurrence of additional indebtedness unrelated to the credit facility; its incurrence of liens; mergers, consolidations and sales of assets by the Company; investments, loans and acquisitions by the Company; and the Company's ability to pay cash dividends. In addition, the credit agreement, as was the case with the Company's prior credit agreement, includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility. Accordingly, outstanding borrowings under the credit agreement are classified as a current liability.

         As of December 31, 2006, the Company was in compliance with all of its bank covenants.

         At times during the fiscal year ended June 30, 2006, the Company was in violation of certain financial covenants contained in its previous credit agreement and, as a result, was required to secure waivers from its prior lenders and make related amendments to that credit agreement. In the event that in the future the Company were to fail to remain in compliance with the covenants contained in its new credit agreement and was not able to obtain an amendment or waiver with respect to such noncompliance, the lenders under the credit facility could declare the Company to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/or limit the Company's ability to borrow additional amounts under the facility. If the Company did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on the Company's business, results of operations and financial condition.

5) On September 18, 2001, the Company's Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock from November 5, 2002 through February 21, 2003 for aggregate consideration of $110,051. No repurchases of common stock were made during the six months ended December 31, 2006 or 2005.

6) In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the "1993 Non-Qualified Stock Option Plan," hereinafter referred to as the "1993 Plan." The Board of Directors or the Compensation Committee of the Board is responsible for the granting and pricing of options under the 1993 Plan. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. In December 1997, the shareholders of the Company approved an increase in the amount of shares reserved for issuance under the 1993 plan to 900,000 from 440,000, of which there were no outstanding options at December 31, 2006.
         In October 2000, the Board of Directors approved the adoption of the "2000 Stock Option Plan," hereinafter referred to as the "2000 Plan." The 2000 Plan originally provided for the grant of up to 600,000 incentive stock options ("ISOs") and nonqualified stock options ("NQSOs") to employees, officers, directors, consultants and advisers of the Company. In December 2004, the shareholders of the Company approved an increase in the amount of shares reserved for issuance under the 2000 plan to 1,200,000. The Board of Directors or the Compensation Committee of the Board is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. In the case of ISOs granted to shareholders owning more than 10% of the Company's voting securities, the exercise price shall be no less than 110% of the fair market value of the Company's common stock on the date of grant. All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option. Under the 2000 Plan, 1,200,000 shares of the Company's common stock are reserved, of which 647,250 were outstanding at December 31, 2006.

FORM 10-Q                                                      December 31, 2006
Page 11

         During the six months ended December 30, 2006, 180,000 stock options were granted to certain employees and directors of the Company. These stock options had exercise prices ranging from $3.10 to $3.49, vest in 25% increments over four years and expire ten years from the date of grant. The weighted-average fair value of these options of $2.43, which was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 71%; risk-free interest rate of 4.59%; expected term of 7 years and expected dividend yield of 0%.
         There were no stock options or other share-based awards granted during the six months ended December 31, 2005.
         The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair-value of the award, as determined using the Black-Scholes Option pricing method, and recognizes such cost over the requisite service period, which is generally the vesting period. Compensation expense recognized in the accompanying condensed consolidated statement of operations was $8,456 for the six months ended December 31, 2006. No compensation expense with regard to stock options or other share-based awards has been recognized in the accompanying condensed consolidated statement of operations for the six months ended December 31, 2005. At December 31, 2006, there was an aggregate of $429,694 of unamortized compensation expense related to stock options which will be recognized as an expense over a remaining period of approximately four years which represents the remaining requisite service period for such awards.

Summary of Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for our stock option plans:


                                                                                       Weighted-
                                                                     Weighted-          Average
                                                                      Average          Remaining
                                                       Options        Exercise        Contractual
                                                     Outstanding       Price          Term(months)

                                                  --------------------------------  --------------
Employee Stock Option Plans:
Shares outstanding at June 30, 2006                    499,750          $5.07
Granted                                                180,000           3.46
Terminated                                             32,500            3.55
                                                  --------------------------------  -----------------

Shares outstanding at December 31, 2006                647,250          $4.70              79
                                                  --------------------------------  -----------------
Shares exercisable at December 31, 2006                467,250          $5.18              63

The aggregate intrinsic value of outstanding and exercisable options at December
31, 2006 was $212,950 and $209,950, respectively.



FORM 10-Q                                                      December 31, 2006
Page 12

7) The number of shares used in the Company's basic and diluted earnings (loss) per share computations are as follows:



                                                   Six Months Ended                Three Months Ended
                                                      December 31,                    December 31,
                                                 2006            2005            2006            2005
                                                 ----            ----            ----            ----


Weighted average common shares
outstanding net of treasury shares, for
basic earnings per share                        6,294,332       6,271,656       6,294,332       6,275,420

Effect of dilutive securities                      77,467           --             75,534           --
                                                   ------          ------          ------         ------

Weighted average common shares
outstanding for diluted earnings per share      6,371,799       6,271,656        6,369,866       6,275,420
                                                =========       =========        =========       =========









         Excluded from the calculation of earnings per share for the three and six months ended December 31, 2006 were outstanding options to purchase 411,250 and 331,250 shares of the Company's common stock as the exercise price of such options equaled or exceeded the average market price during the period. Excluded from the calculation of loss per share for the three and six months ended December 31, 2005 are outstanding options to purchase 502,000 shares of the Company's common stock, representing all outstanding options for the three and six months ended December 2005, as their inclusion would have been antidilutive. Common stock equivalents for stock options are calculated using the treasury stock method.

8) The Company is a party to various legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's business, results of operations or financial position.

9) During the three and six months ended December 31 2006, the Company recorded sales of $75,040 and $92,592, respectively, compared to $50,877 and $56,914 for the three and six months ended December 31, 2005, respectively, from a customer, Frequency Electronics, Inc. ("Frequency"). The Company's Chairman of the Board of Directors and President serves on the Board of Directors of Frequency. Such sales transactions with Frequency are in the normal course of business. Amounts included in accounts receivable from Frequency at December 31, 2006 and June 30, 2006 aggregate $1,924 and $17,068, respectively.
         A law firm of which one of our former directors is a partner provides legal services on behalf of the Company. The director chose not to run for re-election for our Board of Directors. His term expired December 12, 2006. Fees paid to such firm during the period in which the partner served as director amounted to $9,864 for the three and six months ended December 31, 2006, compared to $24,117 and $84,091 for the three and six months ended December 31, 2005.
         The son-in-law of the Company's Chairman and President was a partner of a law firm which provides legal services on behalf of the Company. Fees paid to such firm during the period he was a partner amounted to $31,745 for the three and six months ended September 30, 2006 and December 31, 2006.
             The Company leases office and warehouse facilities from a partnership owned by two officers and directors of the Company. As of June 30, 2005, the partnership had advanced the Company $125,000 to fund the construction of a new Flat Panel Display Integration Center, $75,000 of which the Company repaid in September 2006 and accrued the remaining $50,000 as a liability in the accompanying balance sheet. The Company subsequently repaid such remaining amount on January 8, 2007.

10) In the prior year, the Company had recorded deferred tax assets of $6,610,500 related to the anticipated recovery of tax loss carry forwards. Management, on a quarterly basis, evaluates the weight of available evidence whether it is more likely than not that the amount of future tax benefit would not be

FORM 10-Q                                                     December 31, 2006
Page 13

realized. While the Company still believed that it was positioned for long-term growth, the volatility in its industry and markets has made it increasingly difficult to predict sales and operating results on a short-term basis, and when coupled with the cumulative losses reported over the previous four fiscal years and the first two quarters of its fiscal year ended June 30, 2006, the Company could no longer conclude that, based upon the weight of available evidence, it was "more likely than not" that the deferred tax asset of $6,610,500 will be realized, and added $6,610,500 to the income tax provision to bring the carrying value of the deferred tax asset to zero.

11) In June 2000, the Financial Accounting Standards Board ("FASB") issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes." It prescribes a recognition and threshold measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company will be required to adopt FIN No. 48 in the first quarter of fiscal 2008. Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact it will have on the Company's consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets andliabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS 157 will have on our financial position, results of operations, or cash flows.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB No. 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings.

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

FORM 10-Q                                                      December 31, 2006
Page 14


factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as amended, and our other reports and documents filed with the Securities and Exchange Commission.

GENERAL

         Jaco is a leading distributor of active and passive electronic components to industrial Original Equipment Manufacturers ("OEMs") that are used in the manufacture and assembly of electronic products in such industries as telecommunications, medical devices, computers and office equipment, military/aerospace, and automotive and consumer electronics. Products distributed by the Company include semiconductors, flat panel displays, capacitors, resistors, electromechanical devices and power supplies. Due to the ongoing shift of manufacturing to the Far East, the Company modified its business model during the fiscal year ended June 30, 2006 to pursue the business available in the United States, increase its support of global contract manufacturers that require its value-added services and logistics programs, and aggressively promote its flat panel display, (FPD), product offerings, which have experienced significant growth in recent quarters and which the Company believes have potential for growth in the future, through its FPD in-house integration center that opened in February 2005. This in-house integration center allows us to provide optimized and efficient design solutions, optical enhancements and touchscreen integrations, as well as to manufacture FPD subassemblies and complete displays for commercial, industrial and military applications.

Critical Accounting Policies and Estimates

         We have disclosed in Note A to our consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as amended, those accounting policies that we consider to be significant in determining our results of operations and financial position. There have been no material changes to the critical accounting policies previously identified and described in our 2006 Form 10-K. The accounting principles we have utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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

New Accounting Standards

     In June 2000, the Financial Accounting Standards Board ("FASB") issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes." It prescribes a recognition and threshold measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company will be required to adopt FIN No. 48 in the first quarter of fiscal 2008.

FORM 10-Q                                                      December 31, 2006
Page 15

Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact it will have on the Company's consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157") Fair Value Measurements. SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS 157 will have on our financial position, results of operations, or cash flows.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB No. 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings.

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

Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:
                                                 Three Months Ended                       Six Months Ended
                                                    December 31,                            December 31,
                                                    ------------                            -----------

                                              2006               2005                 2006         2005
                                              ----               ----                 ----         ----
Net sales                                        100.0%              100.0%              100.0%        100.0%
Cost of goods sold                                87.1               86.1                  87.3         86.3
                                                  ----               ----                  ----         ----
Gross profit                                      12.9               13.8                  12.6         13.7
Selling, general and
 administrative expenses                          11.6               14.2                  11.2         13.6
                                                  ----               ----                  ----         ----
Operating profit (loss)                            1.3              (.04)                   1.4          0.1
Interest expense                                   1.1                1.1                   1.1          1.1
                                                   ---                ---                   ---          ---
Earnings (loss) before income taxes                0.2              (1.5)                   0.3        (1.0)
Income tax provision                               0.0               13.8                   0.0          6.4
                                                   ---               ----                   ---          ---
Net earnings (loss)                               0.2%              (15.3) %                0.3%        (7.4)%
                                                  ====              ========               ====        =======


FORM 10-Q                                                      December 31, 2006
Page 16

Comparison of the three and six months ended December 31, 2006 and December 31, 2005

         Net sales for the three and six months ended December 31,2006 were $66.0 million and $135.6 million, respectively, compared to $48.1 million and $100.6 million for the three and six months ended December 31, 2005, representing increases of 37.2% and 34.8%, respectively. During the quarter, we continued to see strong demand from global contract manufacturers, primarily in the Far East, which we support with our logistics programs consisting of inventory management services and warehousing capabilities. Sales to these customers, which are comprised almost entirely of semiconductors, increased to $28.8 million and $61.5 million for the three and six months ended December 31, 2006, respectively, from $12.7 million and $29.2 million for the three and six months ended December 31, 2005, representing increases of 129.2% and 110.6%, respectively. As a result of the increase in sales to these customers during the quarter, semiconductors represented 59.8% and 59.4% of our net sales for the three and six months ended December 31, 2006, respectively, compared to 45.8% and 49.1% of net sales for the same periods of last fiscal year, respectively. Our global customers support the needs of major equipment manufacturers. As a result, our logistics programs are partially dependent on the ability of these manufacturers, the end-users of our products, to forecast their future requirements. Due to the highly cyclical nature of the semiconductor industry, we have historically been subject to fluctuations in this portions of our business.

         We sell FPDs as a component sale through our standard distribution channel and we sell FPD products as a value-added offering through our in-house integration center. We provide design capabilities and a "full solution" capability enabling us to offer our customers an expanded range of services to integrate FPDs into their applications. We market our FPD capabilities to a broad range of business segments, such as electronic kiosk, the fast food industry, signage, financial institutions, electronic voting equipment, medical and military applications. For the three and six months ended December 31, 2006, FPD sales increased 2.1% and 16.9% to $14.5 million and $31.1 million, respectively, from $14.2 million and $26.6 million for the three and six months ended December 31, 2005, respectively.

         Passive components, which are primarily commodity product such as capacitors and resistors, and electromechanical components, which are primarily relays, printerheads and power supplies, accounted for approximately $12.1 million and $24.0 million for the three and six months ended December 31, 2006, respectively, compared to $11.9 million and $24.6 million for the three and six months ended December 31, 2005. Based on current demand for these components we do not expect any material increases in our passive components sales for the foreseeable future.

         We continue to aggressively market our FPD product, while looking to focus on our other products that we believe to be competitive in the United States. Our growth through our logistics programs is partially attributable to an increase in the number of vendors we support. We intend to continue to aggressively market these programs to this customer base. In addition we continue to seek to identify potential strategic alliances to expand our presence in the Far East in response to the significant growth in manufacturing in the region that has occurred in recent years

         Gross profit was $8.5 million, or 12.9% of net sales and $17.2 million, or 12.6% of net sales for the three and six months ended December 31, 2006, respectively, as compared to $6.7 million, or 13.8% of net sales and $13.8 million, or 13.7% of net sales for the three and six months ended December 31, 2005, respectively. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand. As discussed above, there has been strong demand for product sold through our logistics programs in the Far East. These logistics programs historically operate at lower margins than product sold through our regular distribution channels. However, the strong increase in our overall sales more than offset the decrease in gross profit margin, resulting in an increase in gross profit dollars for the three and six months ended December 31, 2006 of 27.8% and 24.6%, respectively, compared to the same periods of last fiscal year. Unless there is a material change in net sales generated through our logistics programs, we do not anticipate any material change in our gross profit margins for the foreseeable future. In addition, demand and pricing for our products have been, and in the future may continue to be, adversely affected by industry-wide trends and events beyond our control.

FORM 10-Q                                                     December 31, 2006
Page 17

         Selling, general and administrative ("SG&A") expenses were $7.7 million, or 11.6% of net sales and $15.2 million, or 11.2% of net sales, respectively, for the three and six months ended December 31, 2006 compared to $6.8 million, or 14.2% of net sales, and $ 13.7 million, or 13.6% of net sales, respectively, for the three and six months ended December 31, 2005. SG&A increased $0.8 million, or 11.9% and $1.5 million, or 11.0%, respectively, for the three and six months ended December 31, 2006 compared to the same periods of last fiscal year. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business. We continue to focus our spending on core business areas while carefully monitoring spending in non-strategic areas. The majority of the increase in SG&A during the three and six months ended December 31, 2006 related to variable costs such as commissions and bonuses, that are directly associated with the increase in our net sales. Although we continue to monitor all spending, we have been increasing staffing to support our FPD sales and our FPD value-add capabilities, which we believe has contributed to our net sales growth.

         Interest expense was $ 694,000 and $1,540,000 for the three and six months ended December 31, 2006 respectively, compared to $ 553,000 and $1,118,000 for the comparable periods of last fiscal year. This increase has resulted from of higher borrowing rates primarily due to continuing increases in federal lending rates and higher bank borrowings to support the increase in accounts receivable and inventory.

         Net earnings for the three and six months ended December 31, 2006 were $0.2 million, or $0.02 per diluted share, and $0.4 million and $0.6 per diluted share, respectively, compared to a net loss of $ 7.4 million, or $1.17 per diluted share or $ 7.5 million, or $1.19 per diluted share, respectively, for the three and six months ended December 31,2005. The losses during fiscal 2006 were significantly impacted by the result of a write-off of $6.6 million during the quarter ending December 31, 2005 for the reason described in Note 10 of the Notes to Condensed Consolidated Financial Statements. The increase in earnings before income taxes is the result of an increase in net sales and gross profit dollars.

LIQUIDITY AND CAPITAL RESOURCES

         To provide liquidity in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2006, the Company entered into a new three-year Credit Agreement with CIT Group/Business Credit, Inc., which provides for a $55,000,000 revolving secured line of credit. On January 23, 2007 the CIT Group/Business, Inc. assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A. This credit facility has a maturity date of December 22, 2009. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. At December 31, 2006, the outstanding balance on this revolving line of credit facility was $35.7 million, with an additional $7.4 million available. The Company has outstanding $2.7 million of stand-by letters of credit on behalf of certain vendors. The interest rate on the outstanding borrowings at December 31, 2006 was approximately 7.74%.

         Under the credit agreement, as amended, the Company is required to comply with one financial covenant which stipulates that in the event that the Company's additional borrowing availability under the revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter. The credit agreement also provides for a limit on capital expenditures of $700,000 for the Company's 2007 fiscal year and $500,000 for remaining fiscal years in which the credit agreement is in effect. The credit agreement also contains other covenants and restrictions, including limitations on: the Company's incurrence of additional indebtedness unrelated to the credit facility; its incurrence of liens; mergers, consolidations and sales of assets by the Company; investments, loans and acquisitions by the Company; and the Company's ability to pay cash dividends. In addition, the credit agreement includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility. Accordingly, outstanding borrowings under the credit agreement are classified as a current liability.

FORM 10-Q                                                     December 31, 2006
Page 18

         As of December 31, 2006, the Company was in compliance with all of its covenant contained in the credit agreement.

               At December 31, 2006, the Company had cash of approximately $10,000 and working capital of approximately $4,723,000, as compared to cash of approximately $29,000 and working capital of approximately $4,106,000 at June 30, 2006. As described above, our credit agreement requires our cash generated from operations to be applied directly to the prepayment of indebtedness under our credit facility.

              For the six months ended December 31, 2006, our net cash used in operating activities was approximately $0.5 million as compared to net cash provided by operating activities of $4.8 million for the six months ended December 31, 2005. The decrease in net cash provided by operating activities is primarily attributable to an increase in our accounts receivable and prepaid expenses partially offset by a decrease in inventory and an increase in accounts payable and accrued expenses for the six months ended December 31, 2006, as compared to a substantial decrease in our accounts receivable and inventory, partially offset by a decrease in current liabilities for the six months ended December 31, 2005. Net cash used in investing activities was approximately $125,000 for the six months ended December 31, 2006 as compared to net cash used in investing activities of $94,000 for the six months ended December 31, 2005. Net cash provided by financing activities was approximately $0.6 million for the six months ended December 31, 2006 as compared to $5.1 million used in financing activities for the six months ended December 31, 2005. The increase in net cash provided is primarily attributable to the increase in net borrowings under our credit facility of approximately $0.6 million in the six months ended December 31, 2006 as compared to a decrease in net borrowings of $5.1 million in the six months ended December 31, 2005.

         For the six months ended December 31, 2006 and 2005, our inventory turnover was 7.4 times and 5.0 times, respectively. The average days outstanding of our accounts receivable at December 31, 2006 were 51 days, as compared to 57 days at December 31, 2005. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.

           Based upon our present plans, including no anticipated material capital expenditures, we believe that cash flow that we expect to generate from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs, and remaining in compliance with our bank covenants. Historically, including on several occasions during the fiscal year ended June 30, 2006, we have, when necessary, been able to obtain amendments to our credit facilities or waivers from our lenders to satisfy instances of our non-compliance with financial covenants. While we cannot assure that any such future amendments or waivers, if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources. In the event that in the future we are unable to obtain such an amendment or waiver of our non-compliance with our financial covenants, the lenders under our credit facility could declare us to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/or limit the Company's ability to borrow additional amounts under the facility. If we did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

FORM 10-Q                                                     December 31, 2006
Page 19

Contractual Obligations

         This table summarizes our known contractual obligations and commercial commitments at December 31, 2006.

                                 Total          < 1 Year      1 to 3 Years    3 to 5 Years     > 5 Years
                             --------------- --------------- --------------- ---------------- --------------

         Bank Debt              $35,724,703     $35,724,703
         Capital lease              131,361          63,053          $68,308
         Operating leases         6,764,459       1,326,503        1,968,468      $1,652,218     $1,817,270
                             --------------- --------------- --------------- ---------------- --------------

         Total                  $42,620,523     $37,114,259       $2,036,776      $1,652,218     $1,817,270
                             =============== =============== =============== ================ ==============


Inflation and Seasonality

         Inflation and seasonality have not had a significant impact on our operations during the last three fiscal years.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at a variable rate dependent upon either the prime rate, federal funds rate or the LIBOR rate ("rates"). At January 31, 2007, $32.5 million was outstanding under the credit facility. Changes in any of the rates during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the rate will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on the amount of outstanding borrowings at January 31, 2007. The impact of interest rate fluctuations on our other floating rate debt is not material.

Item 4. Controls and Procedures.

         An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of December 31, 2006. Based upon that evaluation, the Company's management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-Q                                                      December 31, 2006
Page 20


PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

       Our Annual Meeting of Shareholders was held on December 22, 2006. At the Annual Meeting our shareholders approved the following matter:

(i) The election of each of the nominees to the Board of Directors of the Company to hold office until the Company's next annual meeting of shareholders or until their successors are duly elected and qualified:
       Edward M. Frankel      For:     5,736,822     Withheld:        172,723
       Charles B. Girsky      For:     5,850,318     Withheld:         59,227
       Joel H. Girsky         For:     5,848,498     Withheld:         61,047
       Marvin Meirs           For:     5,770,130     Withheld:        139,415
       Joseph F. Oliveri      For:     5,833,647     Withheld:         75,898
       Neil Rappaport         For:     5,860,226     Withheld:         49,319
       Robert J. Waldman      For:     5,837,626     Withheld:         71,919


Item 6.  Exhibits.

          Exhibit 10.1 - Credit Agreement dated as of December 22, 2006 among Jaco Electronics, Inc. and Interface Electronics Corp., as Borrowers, and The CIT Group/Business Credit, Inc., as Agent, Swingline Lender and Issuing Bank ("CIT"), and CIT Capital Securities, LLC, as Syndication Agent, Sole Bookrunner and Sole Load Arranger (the "Credit Agreement").

          Exhibit 10.2 - Amendment No. 1 to Credit Agreement dated as of January 23, 2007 among CIT, as Agent under the Credit Agreement, and Jaco Electronics, Inc. and Interface Electronics Corp., as Borrowers under the Credit Agreement.

          Exhibit 10.3 - Assignment and Assumption Agreement dated as of January 23, 2007 between CIT and Bank of America, N.A., consented to by Jaco Electronics, Inc.

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

February 14, 2007
                           JACO ELECTRONICS, INC.
                                      (Registrant)


                           BY:  /s/ Jeffrey D. Gash
                                    ---------------------------------------
                                    Jeffrey D. Gash, Executive Vice President,
                                    Finance and Secretary
                                    (Principal Financial Officer)