Form 10-Q
period 2007-03-31
JACO ELECTRONICS INC
filed 2007-05-15
CIK 52971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549
FORM 10-Q

{X}           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes   X                      No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                      Accelerated filer ☐                                           Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).  Yes __        No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 15, 2007
Common Stock, $0.10 Par Value	6,294,332 (excluding 659,900 shares held as treasury stock)

FORM 10-Q                                                                                                                                                            March 31, 2007

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS

Current Assets

Cash	$17,709	$29,211
Accounts receivable - net	27,924,818	36,498,390
Inventories - net	35,127,687	33,271,437
Prepaid expenses and other	1,293,408	1,027,763

Total current assets	64,363,622	70,826,801

Property, plant and equipment - net	1,563,249	1,766,467

Goodwill	25,416,087	25,416,087

Note receivable	2,750,000	2,750,000

Other Assets	2,241,121	2,320,296

Total Assets	$96,334,079	$103,079,651

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                               March 31, 2007

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2007	2006
	(Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued expenses	$25,321,333	$31,539,051
Current maturities of long-term debt and
capitalized lease obligations	34,921,765	35,141,702
Income taxes payable	43,004	39,812

Total current liabilities	60,286,102	66,720,565

Long-term debt and capitalized lease obligations	49,023	88,111

Deferred compensation	1,137,500	1,100,000

SHAREHOLDERS' EQUITY

Preferred stock - authorized, 100,000 shares,
$10 par value; none issued	-	-
Common stock - authorized, 20,000,000 shares,
$.10 par value; 6,954,232 shares issued
and 6,294,332 shares outstanding	695,423	695,423
Additional paid-in capital	27,085,839	27,049,999
Retained earnings	9,394,758	9,740,119
Treasury stock	(2,314,566)	(2,314,566)

Total shareholders' equity	34,861,454	35,170,975

Total liabilities and shareholders' equity	$96,334,079	$103,079,651

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                                         March 31, 2007

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2007	2006
Net sales	$49,890,362	$60,905,905

Cost of goods sold	42,110,385	53,124,309

Gross profit	7,779,977	7,781,596

Selling, general and administrative expenses	7,920,780	7,062,146

Operating (loss) profit	(140,803)	719,450

Interest expense	590,697	621,580

(Loss) earnings before income taxes	(731,500)	97,870

Income tax provision	15,000	14,337

Net (loss) earnings	$(746,500)	$83,533

PER SHARE INFORMATION

Basic (loss) earnings per common share:	$(.12)	$.01

Diluted (loss) earnings per common share:	$(.12)	$.01

Weighted-average common shares and
common equivalent shares outstanding:

Basic	6,294,332	6,293,115

Diluted	6,294,332	6,387,780

            See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                                     March 31, 2007

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2007	2006
Net sales	$ 185,497,686	$ 161,474,478

Cost of goods sold	160,544,514	139,910,804

Gross profit	24,953,172	21,563,674

Selling, general and administrative expenses	23,122,891	20,749,685

Operating profit	1,830,281	813,989

Interest expense	2,130,642	1,740,068

Loss before income taxes	(300,361)	(926,079)

Income tax provision	45,000	6,452,470

Net loss	$ (345,361)	$ (7,378,549)

PER SHARE INFORMATION

Basic loss per common share:	$ (.05)	$ (1.18)

Diluted loss per common share:	$ (.05)	$ (1.18)

Weighted-average common shares and
common equivalent shares outstanding:

Basic	6,294,332	6,278,705

Diluted	6,294,332	6,278,705

            See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                                         March 31, 2007

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2007	2006
Cash flows from operating activities
Net loss	$(345,361)	$(7,378,549)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	547,803	719,928
Deferred compensation	37,499	37,500
Stock-based compensation	35,840	-
Deferred income tax expense	-	6,394,000
Provision for doubtful accounts	(225,607)	(97,825)
Changes in operating assets and liabilities
Decrease (increase) in operating assets - net	6,628,185	(199,007)
Decrease in operating liabilities – net	(6,214,523)	(3,094,835)

Net cash provided by (used in) operating activities	463,836	(3,618,788)

Cash flows from investing activities
Capital expenditures	(216,313)	(140,914)

Net cash used in investing activities	(216,313)	(140,914)

Cash flows from financing activities
Borrowings under line of credit	197,553,467	158,499,902
Repayments under line of credit	(197,778,943)	(155,056,093)
Principal payments under equipment financing	(33,549)	(39,811)
Proceeds from exercise of stock options	-	62,273

Net cash (used in) provided by financing activities	(259,025)	3,466,271

Net decrease in cash	(11,502)	(293,431)

Cash at beginning of period	29,211	321,423

Cash at end of period	$17,709	$27,992

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,131,000	$1,732,000
Income taxes	65,000	104,000

FORM 10-Q					March 31, 2007

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

			Additional			Total
	Common stock		paid-in	Retained	Treasury	shareholders'
	Shares	Amount	capital	earnings	stock	equity

Balance at July 1, 2006	6,954,232	$695,423	$27,049,999	$9,740,119	$(2,314,566)	$35,170,975

Net loss				(345,361)		(345,361)

Stock-based compensation			35,840			35,840

Balance at March 31, 2007	6,954,232	$695,423	$27,085,839	$9,394,758	$(2,314,566)	$34,861,454

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                            March 31, 2007

JACO ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)  The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations of Jaco Electronics, Inc. and its subsidiaries (“Jaco” or the “Company”) at the end of and for all the periods presented.  Such financial statements do not include all the information or footnotes necessary for a complete presentation.  Therefore, they should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2006 and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2006.  The results of operations for the interim periods are not necessarily indicative of the results for the entire year or any other interim period therein. The balance sheet at June 30, 2006 has been derived from the audited Financial Statements at that date. There have been no changes to the Company’s significant accounting policies subsequent to June 30, 2006.

2)            The Company incurred a net loss of approximately $345,000 during the nine months ended March 31, 2007 and a net loss of approximately $6,962,000 during the fiscal year ended June 30, 2006. The Company also utilized approximately $2,036,000 of cash in operations during the fiscal year ended June 30, 2006. At March 31, 2007, the Company had cash of approximately $18,000 and working capital of approximately $4,078,000, as compared to cash of approximately $29,000 and working capital of approximately $4,106,000 at June 30, 2006.

As discussed further in Note 4, on December 22, 2006 the Company entered into a new $55,000,000 secured revolving line of credit, which was amended on March 23, 2007 to provide a supplemental loan under the existing credit agreement in an amount equal to $3,000,000 expiring on May 17, 2007. The Company anticipates extending this supplemental loan. The facility provides the Company with bank financing based upon eligible accounts receivable and inventory, as defined therein.  The new credit facility has a maturity date of December 22, 2009 and replaces the Company’s $40,000,000 credit facility, which has been terminated. At times during the fiscal year ended June 30, 2006, the Company was in violation of certain financial covenants contained in its previous credit agreement and, as a result, was required to secure waivers from its previous lenders and make related amendments to that credit agreement. As of March 31, 2007, the Company was in compliance with all of the covenants contained in its new credit agreement.

Management continues to believe that its ongoing plan for cost containment, improved operating controls, paring back of unprofitable product lines, and a focused sales and marketing effort should continue to improve results from operations and cash flows in the near term. Continued achievement of this plan, however, will be dependent upon the Company's ability to generate sufficient revenues, decrease operating costs and improve trade support levels consistent with this plan, and remain in compliance with its bank covenants. The Company’s future operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company will be able to achieve these goals. The Company’s failure to achieve these goals or remain in compliance with the covenants contained in its new credit agreement would have a material adverse effect upon its business, financial condition and results of operations.

3)          On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. (“Nexus”), to Sagamore Holdings, Inc. for consideration of up to  $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The Company received $9,250,000 of the purchase consideration in cash on the closing date. The balance of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note

FORM 10-Q                                                                                                                                                        March 31, 2007

issued by the purchaser.  This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. No payments have been received as of May 15, 2007.  Prepayment of the principal of and accrued interest on the note is permitted. In accordance with the purchase agreement, the Company determined that it was owed an additional $500,000 pursuant to a working capital adjustment provided for in the agreement, which has been recorded in the Company’s financial statements. The purchaser has disputed the Company’s claim to the working capital adjustment and has informed the Company that it believes that the Company owes a $500,000 working capital adjustment to the purchaser. Since this dispute remains unresolved, there has to date been no purchase price adjustment between the Company and Sagamore. Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate. As of May 15, 2007, the Company had not earned any of the additional consideration.

On September 19, 2006, Nexus Nano Electronics, Inc. (“NNE”), as successor to Sagamore, and its subsidiary filed suit against the Company in the U.S. District Court for the Southern District of New York alleging fraud and misrepresentations by the Company in connection with the sale of Nexus and seeking an unspecified amount of damages.  The Company believes that the plaintiffs’ claims are without merit and intends to contest them vigorously as well as assert counterclaims for amounts owed to it in connection with such sale, if this matter is not settled.  Subsequent to the filing of this suit, the parties entered into settlement discussions and have reached an agreement in principle to settle this matter for, among other things, a mutual release of all disputed claims relating to this transaction and the cancellation of the purchaser’s $2,750,000 subordinated note held by the Company in consideration for NNE’s issuance to the Company of shares of its preferred stock of an equivalent value. The documentation relating to this proposed settlement has not yet been finalized or approved by the parties’ respective boards of directors and, therefore, the Company cannot assure you that this settlement will be completed upon the terms described above or at all.

4)           To provide liquidity in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2006, the Company entered into a new three-year credit agreement with CIT Group/Business Credit, Inc., which provides for a $55,000,000 revolving secured line of credit. This credit facility has a maturity date of December 22, 2009. On January 23, 2007, the CIT Group/Business, Inc. assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A. On March 23, 2007, the credit facility was amended to provide the Company with a supplemental loan of $3,000,000, which is payable on May 17, 2007 and may not be paid prior to that date unless the Company’s borrowing availability under the credit facility is at least $7,000,000 prior to making such supplemental loan repayment. The Company anticipates extending this supplemental loan. Borrowings under the new credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company.  At March 31, 2007, the outstanding balance on this revolving line of credit facility was $32,419,020 ($25,000,000 of which is borrowed under a 30-day LIBOR-based revolver) with an additional $4,709,991 available. At March 31, 2007, the Company had outstanding  $2,500,000 of stand-by letters of credit on behalf of certain vendors.  The interest rate on the outstanding borrowings under the credit facility at March 31, 2007 was 7.57% on the borrowings under the 30-day LIBOR-based revolver, 9.32% on the supplemental loan and 9% (prime plus 0.75%) on the balance of the borrowings.

Under the credit agreement, the Company is required to comply with one financial covenant which stipulates that in the event the Company’s additional borrowing availability under the revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter for the most recently ended four fiscal quarters.

FORM 10-Q                                                                                                                                                                   March 31, 2007

The credit agreement also provides for a limitation on capital expenditures of $700,000 for the Company’s 2007 fiscal year and $500,000 for each remaining fiscal year in which the credit agreement is in effect. The credit agreement also contains other covenants and restrictions, including limitations on: the Company’s incurrence of additional indebtedness unrelated to the credit facility; its incurrence of liens; mergers, consolidations and sales of assets by the Company; investments, loans and acquisitions by the Company; and the Company’s ability to pay cash dividends.  In addition, the credit agreement, as was the case with the Company’s prior credit agreement, includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility.  Accordingly, outstanding borrowings under the credit agreement are classified as a current liability.

As of March 31, 2007, the Company was in compliance with all of the covenants contained in the credit agreement.

At times during the fiscal year ended June 30, 2006, the Company was in violation of certain financial covenants contained in its previous credit agreement and, as a result, was required to secure waivers from its prior lenders and make related amendments to that credit agreement.  In the event that in the future the Company were to fail to remain in compliance with the covenants contained in its new credit agreement and was not able to obtain an amendment or waiver with respect to such noncompliance, the lenders under the credit facility could declare the Company to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/or limit the Company’s ability to borrow additional amounts under the facility. If the Company did not have sufficient available cash to pay all such amounts that become due and payable, it would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on the Company’s business, results of operations and financial condition.

5)           On September 18, 2001, the Company’s Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases may be made from time to time in market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock from November 5, 2002 through February 21, 2003 for aggregate consideration of $110,051.  No repurchases of common stock were made during the nine months ended March 31, 2007 or 2006.

6)           In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the "1993 Non-Qualified Stock Option Plan," hereinafter referred to as the "1993 Plan." The Board of Directors or the Compensation Committee of the Board is responsible for the granting and pricing of options under the 1993 Plan. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. The options expire five years from the date of grant and are exercisable over the period stated in each option. In December 1997, the shareholders of the Company approved an increase in the amount of shares reserved for issuance under the 1993 plan to 900,000 from 440,000, of which there were no outstanding options at March 31, 2007.

In October 2000, the Board of Directors approved the adoption of the "2000 Stock Option Plan," hereinafter referred to as the "2000 Plan." The 2000 Plan originally provided for the grant of up to 600,000 incentive stock options ("ISOs") and nonqualified stock options ("NQSOs") to employees, officers, directors, consultants and advisers of the Company. In December 2004, the shareholders of the Company approved an increase in the amount of shares reserved for issuance under the 2000 Plan to 1,200,000. The Board of Directors or the Compensation Committee of the Board is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant. In the case of ISOs granted to shareholders owning more than 10% of the Company's voting securities, the exercise price shall be no less than 110% of the fair market value of the Company's common stock on the date of grant. All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period

FORM 10-Q                                                                                                                                                               March 31, 2007

stated in each option. Under the 2000 Plan, 1,200,000 shares of the Company's common stock are reserved for issuance, of which 657,250 options were outstanding at March 31, 2007.

During the nine months ended March 31, 2007, 190,000 stock options were granted to certain employees and directors of the Company. These stock options had exercise prices ranging from $3.10 to $3.80, vest in 25% increments over four years and expire ten years from the date of grant. The weighted-average fair value of these options was $2.50, which was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions: expected volatility of 71%; risk-free interest rate of 4.60%; expected term of 7 years; and expected dividend yield of 0%.
There were no stock options or other share-based awards granted during the nine months ended March 31, 2006.
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award, as determined using the Black-Scholes-Merton option pricing model, and recognizes such cost over the requisite service period, which is generally the vesting period.  Compensation expense recognized in the accompanying condensed consolidated statement of operations was $27,384 and $35,840 for the three and nine months ended March 31, 2007, respectively. No compensation expense with regard to stock options or other share-based awards has been recognized in the accompanying condensed consolidated statement of operations for the three and nine months ended March 31, 2006. At March 31, 2007, there was an aggregate of $426,961 of unamortized compensation expense related to stock options which will be recognized as an expense over a remaining period of approximately four years, which represents the remaining requisite service period for such awards.

Summary of Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for our stock option plans:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (months)

Employee Stock Option Plans:
Shares outstanding at June 30, 2006	499,750	$5.07
Granted	190,000	3.48
Terminated	32,500	3.55

Shares outstanding at March 31, 2007	657,250	$4.69	76
Shares exercisable at March 31, 2007	467,250	$5.18	60

The aggregate intrinsic value of outstanding and exercisable options at March 31, 2007 was $255,000 and $250,000, respectively.

FORM 10-Q                                                                                                                                                                   March 31, 2007

7)            The number of shares used in the Company’s basic and diluted earnings (loss) per share computations are as follows:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Weighted average common shares outstanding, net of treasury shares, for basic earnings per share	6,294,332	6,278,705	6,294,332	6,293,115

Effect of dilutive securities	-	-	-	94,665

Weighted average common shares outstanding for diluted earnings per share	6,294,332	6,278,705	6,294,332	6,387,780

Excluded from the calculation of loss per share are outstanding options to purchase 657,250 shares and 499,750 shares of the Company’s common stock, representing all outstanding options for the three and nine months ended March 31, 2007 and for the nine months ended March 31, 2006, respectively, as their inclusion would have been antidilutive. Common stock equivalents for stock options are calculated using the treasury stock method.

8)           The Company is a party to various legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company’s business, results of operations or financial position.

9)           During the three and nine months ended March 31, 2007, the Company recorded sales of $64,991 and $157,582, respectively, compared to $62,825 and $119,739 for the three and nine months ended March 31, 2006, respectively, from a customer, Frequency Electronics, Inc. (“Frequency”). The Company’s Chairman of the Board of Directors and President serves on the Board of Directors of Frequency. Such sales transactions with Frequency are in the normal course of business. Amounts included in accounts receivable from Frequency at March 31, 2007 and June 30, 2006 aggregate  $18,758 and $17,068, respectively.
A law firm of which one of our former directors is a partner provides legal services on behalf of the Company. The director chose not to stand for re-election to our Board of Directors at our last Annual Meeting of Shareholders and, therefore, his term expired on December 12, 2006. Fees paid to such firm during the period in which the partner served as director amounted to $0 and $64,619 for the three and nine months ended March 31, 2007, respectively, compared to $22,644 and $106,352 for the three and nine months ended March 31, 2006, respectively.
The son-in-law of the Company’s Chairman and President is a partner of a law firm, which provides legal services on behalf of the Company. Fees paid to such firm during the three and nine months ended March 31, 2007 amounted to $17,874 and $67,895, respectively.
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

FORM 10-Q                                                                                                                                                                   March 31, 2007

10)           In the fiscal year ended June 30, 2006, the Company had recorded deferred tax assets of $6,610,500 related to the anticipated recovery of tax loss carry forwards. Management, on a quarterly basis, evaluated the weight of available evidence whether it was more likely than not that the amount of future tax benefit would not be realized.  While the Company still believed that it was positioned for long-term growth, the volatility in its industry and markets had made it increasingly difficult to predict sales and operating results on a short-term basis, and when coupled with the cumulative losses reported over the previous four fiscal years and the first two quarters of its fiscal year ended June 30, 2006, the Company could no longer conclude that, based upon the weight of available evidence, it was "more likely than not" that the deferred tax asset of $6,610,500 would be realized, and added $6,610,500 to the income tax provision to bring the carrying value of the deferred tax asset to zero.

11)           In June 2000, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes." It prescribes a recognition and threshold measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company will be required to adopt FIN No. 48 in the first quarter of fiscal 2008. Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact it will have on the Company’s consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 The following discussion contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events.  When used in this report and in other written or oral statements made by us from time to time, forward-looking statements include, without limitation, statements regarding our financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar language.  Although we believe that the expectations in these forward-looking statements are reasonable, we cannot

FORM 10-Q                                                                                                                                                                   March 31, 2007

assure you that such expectations will prove to be correct.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which are subject to change and/or beyond our control, that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by us of results that actually will be achieved. For a discussion of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as amended, and our other reports and documents filed with the Securities and Exchange Commission.

GENERAL

Jaco is a leading distributor of active and passive electronic components to industrial Original Equipment Manufacturers (“OEMs”) that are used in the manufacture and assembly of electronic products in such industries as telecommunications, medical devices, computers and office equipment, military/aerospace, and automotive and consumer electronics. Products distributed by the Company include semiconductors, flat panel displays, capacitors, resistors, electromechanical devices and power supplies.  Due to the ongoing shift of manufacturing to the Far East, the Company modified its business model during the fiscal year ended June 30, 2006 to pursue the business available in the United States, increase its support of global contract manufacturers that require its value-added services and logistics programs, and aggressively promote its flat panel display (FPD) product offerings, which have experienced significant growth in recent quarters and which the Company believes have potential for growth in the future, through its FPD in-house integration center that opened in February 2005. This in-house integration center allows us to provide optimized and efficient design solutions, optical enhancements and touchscreen integrations, as well as to manufacture FPD subassemblies and complete displays for commercial, industrial and military applications.

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

New Accounting Standards

In June 2000, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation

FORM 10-Q                                                                                                                                                                   March 31, 2007

clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes." It prescribes a recognition and threshold measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company will be required to adopt FIN No. 48 in the first quarter of fiscal 2008.   Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact it will have on the Company’s consolidated financial statements.

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

Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:
	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.4	87.2	86.5	86.6
Gross profit	15.6	12.8	13.5	13.4
Selling, general and administrative expenses	15.9	11.6	12.5	12.9
Operating (loss) profit	(0.3)	1.2	1.0	0.5
Interest expense	1.2	1.0	1.2	1.1
(Loss) earnings before income taxes	(1.5)	0.2	(0.2)	(0.6)
Income tax provision	0.0	0.0	0.0	4.0
Net (loss) earnings	(1.5)%	0.2%	(0.2)%	(4.6)%

FORM 10-Q                                                                                                                                                       March 31, 2007

Comparison of the three and nine months ended March 31, 2007 and March 31, 2006

Net sales for the three and nine months ended March 31, 2007 were $49.9 million and $185.5 million, respectively, compared to $60.9 million and $161.5 million for the three and nine months ended March 31, 2006, respectively, representing a decrease of 18.1% for the three months and an increase of 14.9% for the nine months ended March 31, 2007.

During the quarter, we experienced a weakening in demand from our global contract manufacturer customers, primarily in the Far East, which we support with our logistic programs. These programs consist of inventory management services and warehousing capabilities. Sales to these customers, which are comprised almost entirely of semiconductors, decreased by 21.0% to $15.8 million for the three months ended March 31, 2007 from $20.0 million for the comparable period of last fiscal year, and increased by 57.1% to $77.3 million for the nine months ended March 31, 2007 from $49.2 million for the comparable period of last fiscal year. Our global customers support the requirements of major equipment manufacturers. As a result, our logistics programs are partially dependent on the ability of these manufacturers to forecast their future requirements.

Semiconductor sales decreased by 22.1% to 23.9 million for the three months ended March 31, 2007 from $30.7 million for the three months ended March 31, 2006, and increased by 30.3% to $104.5 million for the nine months ended March 31, 2007 from $80.2 million for the comparable period of last fiscal year. The weakened demand from our global contract manufacturer customers, as well as from our other semiconductor customers, primarily in the United States, resulted in this decrease in sales during the quarter. Due to the highly cyclical nature of the semiconductor industry, we have historically been subject to fluctuations in this portion of our business.

We sell Flat Panel Display (FPD) products as a component sale through our standard distribution channel and also as a value-added offering through our in-house integration center. We provide design capabilities and a “full solution” capability enabling us to offer our customers an expanded range of services. We market our FPD capabilities to a broad range of business segments, such as electronic kiosk, the fast food industry, signage, financial institutions, electronic voting equipment, medical and military applications. For the three and nine months ended March 31, 2007, FPD sales decreased by 17.7% to $13.5 million and increased by 3.3% to $43.7 million, respectively, from $16.4 million and $42.3 million for the three and nine months ended March 31, 2006, respectively. The decrease in FPD sales during the quarter was due to a significant customer in the electronic voting machine industry not making any new FPD orders with the Company during the period. FPD sales to all other customers increased by 40.1% from the same quarter of last fiscal year.

Passive components, which are primarily commodity product such as capacitors and resistors, and electromechanical components, which consist primarily of relays, printer heads and power supplies, accounted for approximately $12.4 million and $36.4 million for the three and nine months ended March 31, 2007, respectively, compared to $13.8 million and $38.4 million for the three and nine months ended March 31, 2006, respectively. Based on current demand for these components, we do not expect any material increases in our passive component sales for the foreseeable future.

We continue to aggressively market our FPD product, while looking to focus on our other products that we believe to be competitive in the United States. We intend to continue to market our logistics programs to the global contract manufacturers. In addition, we continue to seek to identify potential strategic alliances to expand our presence in the Far East in response to the significant growth in manufacturing in the region that has occurred in recent years. Recently, we have opened a warehouse in Singapore to better service our customers in this region.

Gross profit was $7.8 million, or 15.6% of net sales, and $25.0 million, or 13.5% of net sales, for the three and nine months ended March 31, 2007, respectively, as compared to $7.8 million, or 12.8% of net sales, and $21.6 million, or 13.4% of net sales, for the three and nine months ended March 31, 2006, respectively. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand.  As discussed above, there has been a

FORM 10-Q                                                                                                                                                                   March 31, 2007

weakening in demand for product sold through our logistics programs in the Far East. These logistics programs historically operate at lower margins than product sold through our regular distribution channels. Consequently, the decrease in these sales resulted in a significant increase in our gross profit margin during the quarter. As a result of the higher margins, gross profit dollars remained constant during the quarter compared to the same period of last fiscal year, even though overall sales decreased. Any changes in demand for product through our logistics programs could similarly have a significant effect on our gross profit margin in the future. In addition, demand and pricing for our products have been, and in the future may continue to be, adversely affected by industry-wide trends and events beyond our control.

Selling, general and administrative (“SG&A”) expenses were $7.9 million, or 15.9%, of net sales, and $23.1 million, or 12.5% of net sales, for the three and nine months ended March 31, 2007, respectively, compared to $7.1 million, or 11.6% of net sales, and $20.8 million, or 12.9% of net sales, for the three and nine months ended March 31, 2006. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business. The increase in this percentage during the current quarter is a reflection of the reduction in sales described above. We continue to focus our spending on core business areas while carefully monitoring spending in non-strategic areas. The majority of the increase in SG&A for the three and nine months ended March 31, 2007 reflects our commitment to FPD growth, as we have increased staffing and increased our value-added capabilities in this area during the current fiscal year in an effort to boost future sales growth. The balance of the increase in SG&A, when comparing the nine month periods ended March 31, 2007 and 2006, is related to variable costs such as commissions and bonuses that are directly attributable to the increase in gross profit dollars.

Interest expense was $591,000 and $2,131,000 for the three and nine months ended March 21, 2007, respectively, compared to $622,000 and $1,740,000 for the comparable periods of last fiscal year. This decrease for the quarter compared to the same period of last fiscal year is primarily attributable to the lower borrowing rates associated with our new credit facility, which became effective on December 22, 2006.  Any changes in the federal lending rate will impact our interest expense in the future.

Net (loss) for the three months and nine months ended March 31, 2007 were $0.7 million, or $0.12 per diluted share, and $0.3 million, or $0.05 per diluted share, respectively, compared to net earnings of $0.1 million, or $0.01 per diluted share, and a net loss of $7.4 million, or $1.18 per diluted share, for the three and nine months ended March 31, 2006, respectively. The losses during the nine months ended March 31, 2006 were significantly impacted by the result of a write-off of $6.6 million during fiscal 2006 for the reason described in Note 10 of the Notes to Condensed Consolidated Financial Statements. The decrease in earnings before taxes is the result of an increase in SG&A to support future growth that did not produce an increase in gross profit dollars for the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

To provide liquidity in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing.  On December 22, 2006, the Company entered into a new three-year credit agreement with CIT Group/Business Credit, Inc., which provides for a $55,000,000 revolving secured line of credit. This credit facility has a maturity date of December 22, 2009. On January 23, 2007, the CIT Group/Business, Inc. assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A.  On March 23, 2007, the credit facility was amended to provide the Company with a supplemental loan of $3,000,000, which is payable on May 17, 2007 and may not be paid prior to that date unless the Company’s borrowing availability under the credit facility is at least $7,000,000 prior to making such supplemental loan repayment. The Company anticipates extending this supplemental loan. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company.  At March 31, 2007, the outstanding balance on this revolving line of credit facility was $32.4 million ($25 million of which is borrowed under a 30-day LIBOR-based revolver) with an additional $4.7 million available at March 31, 2007. At March 31, 2007, the Company had outstanding  $2.5 million of stand-by letters of credit on behalf of certain vendors. The interest rate on the outstanding borrowings under the credit facility at March 31, 2007 was 7.57% on the borrowings under the 30-day LIBOR-based revolver, 9.32% on the supplemental loan and 9.00% (prime plus 0.75%) on the balance of the borrowings.

FORM 10-Q                                                                                                                                                                   March 31, 2007

Under the credit agreement, the Company is required to comply with one financial covenant which stipulates that in the event the Company’s additional borrowing availability under the revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter for the most recently ended four fiscal quarters. The credit agreement also provides for a limitation on capital expenditures of $700,000 for the Company’s 2007 fiscal year and $500,000 for remaining fiscal years in which the credit agreement is in effect. The credit agreement also contains other covenants and restrictions, including limitations on: the Company’s incurrence of additional indebtedness unrelated to the credit facility; its incurrence of liens; mergers, consolidations and sales of assets by the Company; investments, loans and acquisitions by the Company; and the Company’s ability to pay cash dividends. In addition, the credit agreement includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility.  Accordingly, outstanding borrowings under the credit agreement are classified as a current liability.

As of March 31, 2007, the Company was in compliance with all of its covenants contained in the credit agreement.

               At March 31, 2007, the Company had cash of approximately $18,000 and working capital of approximately $4,078,000, as compared to cash of approximately $29,000 and working capital of approximately $4,106,000 at June 30, 2006.  As described above, our credit agreement requires our cash generated from operations to be applied directly to the prepayment of indebtedness under our credit facility.

              For the nine months ended March 31, 2007, our net cash provided by operating activities was approximately $464,000 as compared to net cash used in operating activities of $3.6 million for the nine months ended March 31, 2006. The increase in net cash provided by operating activities is primarily attributable to a decrease in our accounts receivable offset by a greater decrease in accounts payable and accrued expenses for the nine months ended March 31, 2007, as compared to a slight increase in our accounts receivable and inventory for the nine months ended March 31, 2006. The decrease in accounts payable and accrued expenses for the nine months ended March 31, 2007 was a result of the decrease in accounts receivable for the same period. Net cash used in investing activities was approximately $216,000 for the nine months ended March 31, 2007 as compared to net cash used in investing activities of $141,000 for the nine months ended March 31, 2006. Net cash used in financing activities was approximately $259,000 for the nine months ended March 31, 2007 as compared to $3.5 million provided by financing activities for the nine months ended March 31, 2006. The decrease in net cash provided is primarily attributable to a decrease in net borrowings under our credit facility of approximately $200,000 in the nine months ended March 31, 2007 as compared to an increase in net borrowings of $3.5 million in the nine months ended March 31, 2006.

For the nine months ended March 31, 2007 and 2006, our inventory turnover was 6.5 times and 5.3 times, respectively. The average days outstanding of our accounts receivable at March 31, 2007 were 52 days, as compared to 54 days at March 31, 2006. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.

  Based upon our present plans, including no anticipated material capital expenditures, we believe that cash flow that we expect to generate from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months.  However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs, and remaining in compliance with our bank covenants. Historically, including on several occasions during the fiscal year ended June 30, 2006, we have, when necessary, been able to obtain amendments to our credit facilities or waivers from our lenders to satisfy instances of our non-compliance with financial covenants. While we cannot assure that any such future amendments or waivers, if needed, will be available, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources.  In the event that in the future we are unable to obtain such an amendment or waiver of our non-compliance with our financial

FORM 10-Q                                                                                                                                                                   March 31, 2007

covenants, the lenders under our credit facility could declare us to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/or limit the Company’s ability to borrow additional amounts under the facility. If we did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at March 31, 2007.

	Total	< 1 Year	1 to 3 Years	3 to 5 Years	> 5 Years
Bank debt	$34,870,612	$34,870,612
Capital lease	100,176	51,153	$49,023
Operating leases	6,478,863	1,320,290	1,893,999	$1,668,922	$1,595,652
Total	$41,449,651	$36,242,055	$1,943,022	$1,668,922	$1,595,652

Inflation and Seasonality

Inflation and seasonality have not had a significant impact on our operations during the last three fiscal years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at a variable rate dependent upon either the prime rate, federal funds rate or the LIBOR rate (“rates”).  At April 30, 2007, $32.1 million was outstanding under the credit facility. Changes in any of the  rates during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the rate will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on the amount of outstanding borrowings at April 30, 2007. The impact of interest rate fluctuations on our other floating rate debt is not material.

Item 4. Controls and Procedures.

An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007.  Based upon that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q                                                                                                                                                         March 31, 2007

PART II – OTHER INFORMATION

Item 6.                     Exhibits.

Exhibit 10.1– Consent to Supplemental Loan under Loan and Security Agreement dated as of March 5, 2007 among CIT, as Agent under the Credit Agreement, and Jaco Electronics, Inc. and Interface Electronics Corp., as Borrowers under the Credit Agreement.

Exhibit 10.2 – Amendment No. 1 to Consent to Supplemental Loan under Loan and Security Agreement dated as of March 23, 2007 among CIT, as Agent under the Credit Agreement, and Jaco Electronics, Inc. and Interface Electronics Corp., as Borrowers under the Credit Agreement.

Exhibit 31.1– Rule 13a-14 (a) / 15d-14 (a) Certification of Principal Executive Officer.

Exhibit 31.2 – Rule 13a-14 (a) / 15d-14 (a) Certification of Principal Financial Officer.

Exhibit 32.1– Section 1350 Certification of Principal Executive Officer.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2007
JACO ELECTRONICS, INC.
(Registrant)

BY:        /s/ Jeffrey D. Gash
                        Jeffrey D. Gash, Executive Vice President,Finance and Secretary
(Principal Financial Officer)