Form 10-K
period 2007-06-30
JACO ELECTRONICS INC
filed 2007-09-28
CIK 52971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

          Common Stock, $0.10 per share

                        (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:  None

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

Yes:   X                                                                             No: _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer __     Accelerated Filer __     Non-Accelerated Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes:               No:   X

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2006 was $          16,116,250                  (based on the last reported sale price on the Nasdaq National Market on that date).

The number of shares of the registrant’s common stock outstanding as of September 20, 2007 was     6,294,332          shares (excluding 659,900 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement to be filed on or before October 28, 2007 under Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements

This Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events.  When used in this report and in other documents we file or furnish under the Exchange Act, forward-looking statements include, without limitation, statements regarding our financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “estimates” “believes”, “intends”, “plans” or similar language.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements.

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

i

PART I

Item 1. Business.

Jaco Electronics, Inc. was organized in the State of New York in 1961. Our principal executive offices are located at 145 Oser Avenue, Hauppauge, New York 11788, and our telephone number is (631) 273-5500.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, if any, filed or furnished with the Securities and Exchange Commission, or the SEC, under the Exchange Act are available free of charge on our website at www.jacoelectronics.com/investor-fin-news.asp as soon as reasonably practicable after we file or furnish them with the SEC.  Information contained on our website is not incorporated by reference in this report.  As used in this report, the terms, “we”, “us”, “our”, the “Company”, “Jaco” and similar terms refer to Jaco Electronics, Inc. and our consolidated subsidiaries.

Our Company

    We are a leading distributor of active and passive electronic components used in the manufacture and assembly of electronic products to a wide variety of industrial Original Equipment Manufacturers (“OEMs”). We also sell products to contract electronics manufacturers, particularly in the Far East, who manufacture products for companies in select segments of the electronics industry.

We also are a provider of flat panel display and supporting technology products and services. We distribute a range of semiconductors (active components), including transistors, diodes, memory devices, microprocessors, micro controllers, other integrated circuits, active matrix displays and various board-level products, as well as passive products, consisting primarily of capacitors, resistors and electromechanical devices including power supplies, relays, switches, connectors and printer heads.  These products are used in the manufacture and assembly of a diverse and growing range of electronic products, including:

• telecommunications equipment	• computers and office equipment
• medical devices and instrumentation	• industrial equipment and controls
• military/aerospace systems • voting and gaming machines	• automotive electronics • home entertainment and other consumer electronics
We have two distribution centers, a warehouse in Singapore, which opened in March 2007, and 16 strategically located sales offices throughout the United States.  Our sales office in Beijing, China was closed in March 2007.  We distribute more than 45,000 products from over 100 vendors, including such market leaders as Kemet Electronics Corporation, NEC, Samsung Semiconductor, Inc., Vishay Americas, Inc., Sharp Electronics Corp, Vitesse Semiconductor Corporation, Epson Electronics America, Inc., Lambda Americas Inc. Cosel USA, Inc. and AU Optronics, to a base of over 5,500 customers through a direct sales force.  To enhance our ability to distribute electronic components, we provide a variety of value-added services, including automated inventory management services; integration, turnkey design and development, project management, and extended and post-sale support services for various custom components with flat panel displays; assembly of stock items for customers into pre-packaged kits; and programming and testing of power supplies and crystal oscillators. Our core customer base consists primarily of small and medium-sized manufacturers that produce electronic equipment used in a wide variety of industries.

Our Industry

The electronic components distribution industry represents an important sales channel for component manufacturers.  Electronic components distributors relieve component manufacturers of a portion of the costs and personnel needed to warehouse, sell and deliver their products.  Distributors market manufacturers’ products to a broader range of customers than such manufacturers could economically serve with their direct sales forces.  Today, distributors have become an integral part of their customers’ purchasing and inventory processes.  Distributors offer their customers the ability to outsource their purchasing and warehousing responsibilities so that they may concentrate their resources on their core competencies, namely research, product development, sales and marketing.  Electronic data interchange (EDI) permits distributors to receive timely scheduling of component requirements from customers enabling them to better provide these value-added services. Generally, companies engaged in the distribution of electronic components, including Jaco, are required to maintain a relatively significant investment in inventories and accounts receivable to be responsive to the needs of customers.  To meet these requirements, we, as well as other companies in our industry, typically depend on internally generated funds as well as external sources of financing.

    Distributors also provide technical engineers to work directly with their customers.  Our engineers provide technical support to our customers’ for our flat panel display products, micro controllers and power supplies. Our technical engineers are trained by our key suppliers on their specific product offerings and serve as an extension of their marketing efforts.

Products

We currently distribute over 45,000 stock items.  Our products fall into four broad categories:  semiconductors (Semi), flat panel displays (FPD), passive components (Passive) and electromechanical devices (EMCH).  Our net distribution sales in each of these four product categories as a percentage of our total net distribution sales appears below:

	2007	2006	2005
Semi	54%	50%	58%
FPD	25%	27%	17%
Passive	15%	15%	17%
EMCH	6%	8%	8%

Semiconductors are active products consisting of such items as integrated circuits, microprocessors, transistors, diodes, dynamic random access memory (RAM), static RAMs, and video RAMs which respond to or activate upon receipt of electronic current.  FPDs incorporate such items as flat panels, touch screens and controllers, which are commonly used in personal computers, televisions, automated teller machines, voting and gaming machines, and video monitors, and are rapidly replacing standard cathode ray tubes in a variety of applications, including medical, industrial and commercial equipment, as well as in the specific types of products listed above. Passive components consist primarily of capacitors and resistors.  EMCH consists of such products as power supplies, relays and printerheads.  Both passive and EMCH products are designed to facilitate completion of electric functions.

Value-Added Services

We also provide a number of value-added services which are intended to attract new customers, to maintain and increase sales to existing customers and, in the case of FPD integration, to generate revenues from new customers.  Value-added services include:

•
Automated Inventory Management Services.  We offer comprehensive, state-of-the-art solutions that effectively manage our customers’ inventory reordering, stocking and administration functions.  These services reduce paperwork, inventory, cycle time and the overall cost of doing business for our customers.

•
Kitting.  Kitting consists of assembling to a customer’s specifications two or more of our 45,000 stock items into pre-packaged kits ready for use in the customer’s assembly line.  Kitting services allow us to provide a partial or complete fill of a customer’s order and enable the customer to more efficiently manage its inventory.

•
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

•
FPD Integration. Our FPD sales specialists and technical engineers work directly with our customers to design, develop, configure, test and deliver highly customized solutions to meet specific FPD requirements for both business and consumer applications. We are able to internalize key elements of the FPD integration process that were previously sub-contracted to outside vendors and offer customers a one-stop source for their FPD and integration needs through our state-of-the-art FPD integration facility.  See “Operations – Manufacturing.”

        Sales and Marketing

We believe we have developed valuable long-term customer relationships and an understanding of our customers’ requirements.  Our sales personnel are trained to identify our customers’ requirements and to actively market our entire product line to satisfy those needs.  We serve a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense, aerospace, medical equipment and other industries.  We have established inventory management programs to address the specific distribution requirements of the global contract manufacturing sector.  Two of our customers represented 14% and 10%, 13% and 11%, and 21% and 13% of our total net sales for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.  None of our other customers individually represented more than 6%, 7% or 4% of our total net sales for fiscal years ended June 2007, 2006 or 2005, respectively.

As an authorized distributor for many component manufacturers, we are able to offer technical support as well as a variety of supply chain management programs.  Technical engineering, support and supply chain management services enhance our ability to attract new customers. Many of today’s services revolve around the use of software automation, computer-to-computer transactions through EDI, Internet-based solutions, technically competent product managers, business development managers (BDM) and technical engineers for our FPD product offering.  We provide design support and technical assistance to our customers with detailed data solutions employing the latest technologies.

Sales are made throughout North America from the sales departments maintained at our two distribution facilities located on the East and West Coasts of the United States in New York and California and from 16 strategically located sales offices.  Sales are made primarily through personal visits by our employees and by a staff of trained telephone sales personnel who answer inquiries and receive and process orders from customers.  Sales are also made through general advertising, referrals and marketing support from component manufacturers. In addition, we utilize the services of independent sales representatives whose territories include parts of North America and several foreign countries. Independent sales representatives generally operate under agreements, which are terminable by either party upon 30 days notice and prohibit them from representing competing product lines. In most cases, independent sales representatives are authorized to solicit sales of all of our product lines.  We utilize a third party warehouse in the Far East and in March 2007 we opened a warehouse in Singapore to continue to support key customers in the Far East.

For our FPD product, we provide high quality component and value-added display solutions.  As panel technology is added to a rapidly expanding list of electronic products and devices, it has become necessary to support the growing number of specific applications with a customized solution.  We provide in-house design, sub-assembly, and complete “box-build” capability, high level integration, project management, and testing and after-market capabilities to provide the varying levels of support required by our customer base.  We define our addressable market as qualified OEMs and systems integrators with critical time-to-market and product optimization needs that may also have specialized design and engineering service requirements followed by a scalable FPD program.

Suppliers

Manufacturers of electronic components are increasingly relying on the marketing, customer service, technical support and other resources of distributors who market and sell their product lines to customers not normally served by the manufacturer, and to supplement the manufacturer’s direct sales efforts for other accounts often by providing value-added services not offered by the manufacturer.  Manufacturers seek distributors who have strong relationships with desirable customers, have the infrastructure to handle large volumes of products and can assist customers in the design and use of the manufacturers’ products.  Currently, we have non-exclusive distribution agreements with many manufacturers, including Dallas Semiconductor Corporation, Sharp Electronics Corp, NEC, Kemet Electronics Corporation, Samsung Semiconductor, Inc., 3 M Touch Systems, Inc., Vishay Intertechnology, Inc., Vitesse Semiconductor Corporation, Lambda, Cosel and Epson Electronics America, Inc.  We continuously seek to identify potential new suppliers. In August 2007 we signed a distribution agreement with Dawar Technologies, a leading manufacturer of man-machine interface products. During the fiscal year ended June 30, 2007, products purchased from our two largest suppliers accounted for 23% and 7%, respectively, of our total net sales.  As is common in the electronics distribution industry, from time to time we have experienced terminations of relationships with suppliers.  We cannot assure you that, in the event a supplier cancelled its distributor agreement with us, we would be able to replace the sales associated with such supplier with sales of other products.

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

Most of our distributor agreements are cancelable by either party, typically upon 30 to 90 days notice, although these agreements are usually entered into with the intention of a long-term relationship.  Many of our current agreements have continued for more than fifteen years.  Most of these agreements typically provide for price protection, stock rotation privileges and the right to return inventory.  Price protection is typically in the form of a credit to us for any inventory in our possession for which the manufacturer reduces its prices.  Stock rotation privileges typically allow us to exchange inventory in an amount up to 5% of a prior period’s purchases or some of our vendors allow us to scrap 3% of traditionally non-returnable inventory. Upon termination of a distributor agreement, the right of return typically requires the manufacturer to repurchase our inventory at our adjusted purchase price.  We believe that these types of protective provisions contained in our distributorship agreements generally have served to reduce our exposure to loss from unsold inventory.  Because price protection, stock rotation privileges and the right to return inventory are limited in scope, however, and often subject to our compliance with certain customary conditions, we cannot assure you that we will not experience significant losses from unsold inventory in the future.

Operations

Component Distribution.  Inventory management is critical to a distributor’s business.  We constantly focus on a high number of resales or “turns” of existing inventory to reduce our exposure to product obsolescence and changing customer demand.

Our central computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information for our distribution business.  Our distribution software system includes financial systems, EDI, customer order entry, purchase order entry to manufacturers, warehousing and inventory control.  Each of our sales departments and offices is electronically linked to our central computer systems, which provide fully integrated on-line, real-time data with respect to our inventory levels.  Most of our inventory management system was developed internally and is considered proprietary.  We track inventory turns by vendor and by product, and our inventory management system provides immediate information to assist in making purchasing decisions and decisions as to which inventory to exchange with suppliers under stock rotation programs.  Our inventory management system also uses bar-code technology. In some cases, customers use computers that interface directly with our computers to identify available inventory and to rapidly process orders.  Our computer system also tracks inventory turns by customer.  We also monitor supplier stock rotation programs, inventory price protection, rejected material and other factors related to inventory quality and quantity.  This system enables us to more effectively manage our inventory and to respond quickly to customer requirements for timely and reliable delivery of components.  Our inventory turnover was approximately six times for the fiscal year ended June 30, 2007.

Manufacturing.  Our manufacturing capabilities support customization requirements for almost any commercial or industrial application, including prototype, sub-assembly, full system assembly, LCD optical enhancement, touch-screen integration and system integration.  The Company has sold ‘ruggedized’ applications that address military, aerospace and special industrial requirements (including hazardous environments).  We maintain world-class quality standards and are ISO 9001 certified for company functions.  In February 2005, we completed the construction of a state-of-the-art integration facility in Hauppauge, New York to meet the needs of our expanding FPD customer base.  The 20,000 square foot plant houses design and engineering, manufacturing, integration, after-market support and operations.  The integration center is equipped with a large, modern batch assembly area as well as work cells designed for continuous quality manufacturing.  Products with clean room requirements are assembled on premises.  The facility is configured to accommodate customized projects that range from low-volume design and prototype to higher volume assembly as large as 50,000 units.

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

Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was used to repay a portion of the outstanding borrowings under the Company's then-existing line of credit. The balance of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. None of the scheduled payments on the note have been received by the Company. The purchase agreement also provided for a working capital adjustment, as defined, of up to $500,000. Both the Company and the Purchaser and its successors believe that each was entitled to the full working capital adjustment. Accordingly, the amount of the working capital adjustment has been disputed by both parties. The Company had recorded a pre-tax gain on the sale of Nexus of $1,080,494 in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2005 as a component of discontinued operations.

Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate. As of June 30, 2007, the Company has not earned any of the additional consideration.

Pursuant to the purchase agreement, the purchaser has also entered into a contract that designates the Company as a key supplier of electronic components to Nexus for a period of five years following the closing date. The Company's sales to Nexus were approximately $718,000, $333,000 and $680,000 for the fiscal years ended June 30, 2007, June 30, 2006 and June 30, 2005, respectively, subsequent to the date of sale.

On September 19, 2006, Nexus Nano Electronics, Inc. (“NNE”), as successor to Sagamore, and its subsidiary filed suit against the Company in the U.S. District Court for the Southern District of New York alleging fraud and misrepresentations by the Company in connection with the sale of Nexus and seeking an unspecified amount of damages.  The Company believes that the plaintiffs’ claims are without merit and has intended to contest them vigorously as well as assert counterclaims for amounts owed to it in connection with such sale, if this matter is not settled.  Subsequent to the filing of this suit, the parties entered into settlement discussions and have reached an agreement in principle to settle this matter for, among other things, a mutual release of all disputed claims relating to this transaction and the cancellation of the purchaser’s $2.75 million subordinated note held by the Company in consideration for NNE’s issuance to the Company of shares of its preferred stock.  The documentation relating to this proposed settlement has been substantially finalized but not yet approved by the parties’ respective boards of directors and, therefore, the Company cannot assure you that this settlement will be completed upon the terms described above or at all.

Due to the proposed settlement which will mutually release all disputed claims and the fact that the Company has determined that note will not be collected in cash and that the Company has not been able to establish what the fair value of shares of Nexus’ preferred stock would be, the Company’s management has determined that the note receivable has been impaired and has reduced the carrying value of the note receivable and all other amounts arising from the sale of Nexus to $0 during fiscal 2007. Such write-off has been reflected as a loss on sale of subsidiary in the accompanying consolidated statement of operations for the year ended June 30, 2007 and presented in discontinued operations.

        Competition

The electronic components distribution industry is highly competitive, primarily with respect to price, product availability, knowledge of product and quality of service.  We believe that the breadth of our customer base, services and product lines, our level of technical expertise and the overall quality of our services are particularly important to our competitive position.  We compete with large national distributors such as Arrow Electronics, Inc. and Avnet, Inc., as well as mid-size distributors, such as Nu Horizons Electronic Corporation, many of whom distribute the same or competitive products as we do.  We also compete for customers with some of our own suppliers and additional competition has emerged from third-party logistics providers, fulfillment companies, catalogue distributors and e-commerce companies, including on-line distributors and brokers, which have grown with the expanded use of the Internet.  Many of our competitors have significantly greater assets, name recognition and financial, personnel and other resources than we do.

Our ability to purchase competitively priced electronic components from our suppliers, who have foreign parents, could be adversely affected by increases in tariffs, duties, changes in the U.S. trade agreements with Japan, Taiwan or other foreign countries, transportation strikes or the adoption of federal laws imposing import restrictions.  In addition, the cost of our imported components could be subject to governmental controls and international currency fluctuations. The decline in the value of the U.S. dollar relative to the currencies of Japan and other countries would cause increases in the dollar prices we pay for these components. Although we have not experienced any material adverse effect to date on our ability to compete or otherwise as a result of any of the foregoing factors, we cannot assure you that such factors will not have a material adverse effect on us in the future.

Backlog

As is typical of electronic components distributors, we have a backlog of customer orders.  At June 30, 2007, we had a backlog of approximately $43.3 million as compared to a backlog of approximately $53.8 million at June 30, 2006.  We believe that a substantial portion of our backlog represents orders due to be filled within the next 90 days. In recent years, the trend in our industry has been toward outsourcing, with more customers entering into just-in-time contracts with distributors, instead of placing orders with long lead times.  As a result, the correlation between backlog and future sales is changing.  In addition, we have increased our use of EDI transactions, where we purchase inventory based on electronically transmitted forecasts from our customers that may not become an order until the date of shipment and, therefore, may not be reflected in our backlog. Our backlog is subject to delivery rescheduling and cancellations by the customer, sometimes without penalty or notice.  For the foregoing reasons our backlog is not necessarily indicative of our future sales for any particular period.

Employees

At June 30, 2007, we had a total of 205 employees, of which five were engaged in administration, 16 were managerial and supervisory employees, 119 were in sales and 65 performed warehouse, manufacturing and clerical functions.  There are no collective bargaining contracts covering any of our employees.  We believe our relationship with our employees is satisfactory.

Item 1A. Risk Factors

Our industry is highly cyclical, and an industry downturn could have a material adverse effect on our business.

The electronic components distribution industry and, in particular, the semiconductor industry from which a large portion of our revenues come, has historically been affected by general economic downturns and fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity.  These industry cycles and economic downturns have often had an adverse economic effect upon manufacturers, end-users of electronic components and electronic components distributors, including Jaco. We cannot predict the timing or the severity of the cycles within our industry, or how long and to what levels any industry downturn and/or general economic weakness will last or be exacerbated by terrorism or war or other factors on our industry. During each of the fiscal years ended June 30, 2007, 2006 and 2005, sales of semiconductors represented 54%, 50% and 58% of our net sales, respectively, and our revenues tend to closely follow the strength or weakness of the semiconductor market.  While the semiconductor industry has strengthened in recent years, it is uncertain whether this improvement will continue, and future downturns in the technology industry, particularly in the semiconductor sector, could have a material adverse effect on our business, results of operations and financial condition.

Our revenues and profitability previously declined significantly from historical highs and, although revenues have shown growth recently, we may be unable to achieve profitability at levels experienced in the past.

Our operations have been significantly and negatively affected in the past by the downturn in the technology industry and the general economy.  From a high of approximately $321 million in sales in fiscal 2001, our sales stabilized between $200 million and $250 million in fiscal 2003 through 2006.  In the fiscal year ended June 30, 2007, our revenues showed continued signs of stability with quarterly sequential revenues of $69.6, $66.0, $49.9 and $54.7 million.  Nevertheless, we have not yet been able to achieve consistent profitability, much less at a level deemed acceptable to management.  During the past fiscal year, we continued to modify our business plan to focus on those core areas where we believe we can most effectively compete in the current business environment.  Specifically, we are aggressively pursuing sales of flat panel displays and concentrating our marketing efforts on those core vendors whose products we believe still have a viable market in North America.  In the event this strategy is unsuccessful, we may need to adopt further cost-cutting measures, which could include restructuring and other charges.

We are dependent on a limited number of suppliers.  Loss of one or more of our key suppliers could have a material adverse effect on our business.

We rely on a limited number of suppliers for products which generate a significant portion of our sales.  During the fiscal year ended June 30, 2007, products purchased from our two largest suppliers accounted for 23% and 7%, respectively, of our total net sales.  Substantially all of our inventory has been and will be purchased from suppliers with which we have entered into non-exclusive distribution agreements.  Moreover, most of our distribution agreements are cancelable upon short notice.  As a result, in the event that one or more of those suppliers experience financial difficulties or are not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations or financial condition.  Additionally, our relationships with our customers could be materially adversely affected because our customers depend on our distribution of electronic components and computer products from the industry’s leading suppliers.

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

Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers, but instead work with our customers to develop nonbinding forecasts of future requirements.  Based on these forecasts, we make commitments regarding the level of business that we will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources.  A variety of conditions, both specific to each customer and generally affecting each customer’s industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated.  Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered or products completed and, in certain circumstances, payment for materials purchased and charges associated with such cancellation, reduction or delay.  Significant or numerous order cancellations, reductions or delays by our customers could have a material adverse effect on our business, financial condition or results of operations.

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

A substantial portion of our working capital consists of accounts receivable from customers.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or to make payments in a timely manner, our business, results of operations or financial condition could be materially adversely affected.  An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations.  A significant deterioration in our ability to collect on accounts receivable could also trigger an event of default under our credit facility or otherwise impact the cost or availability of financing available to us.

We may not have adequate liquidity or access to capital resources, and our substantial leverage and debt service obligations could materially adversely affect our ability to meet our cash needs.

We need cash to service our indebtedness and for general corporate purposes, such as funding our ongoing working capital and capital expenditure needs.  At June 30, 2007, we had cash, and cash equivalents, of approximately $16,000 (our credit facility, referred to below, currently requires cash from customer receipts to be applied directly to the repayment of outstanding indebtedness).  In addition, we currently have access to a new credit facility, which was entered into on December 22, 2006, providing for a $55 million secured revolving line of credit, of which $37.7 million was being borrowed as of

June 30, 2007, with an additional $8.2 million available. On March 23, 2007, the credit facility was amended to provide the Company with a supplemental loan (“Supplemental Loan”) of $3,000,000, which originally was payable on May 17, 2007. On May 18, 2007, the Supplemental Loan was amended to provide for periodic payments to be made through July 15, 2007, at which time the Supplemental Loan was to be paid in full. On July 24, 2007 the Supplemental Loan was amended again to provide a $3,000,000 loan at an interest rate equal to the LIBOR rate plus 5%. The Supplemental Loan is now payable in seven quarterly installments commencing October 1, 2007. In addition, mandatory prepayments are to be made based (i) on an amount equal to fifty percent of Excess Cash Flow, as defined in the agreement and (ii) on the net proceeds of Designated Inventory, as defined in the agreement. Borrowings under the new credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to continue to access capital from external sources of financing, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.    Management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources.

Our credit facility imposes debt service obligations and exposes us to certain risks associated with being a substantially leveraged company.  For example, our credit facility contains several restrictive financial covenants, including, among others, provisions for maintenance of a fixed charge coverage ratio, and limitations on capital expenditures, dividends and other restricted payments.  Failure to remain in compliance with these and other covenants could result in an event of default triggering an acceleration of our obligation to repay all outstanding indebtedness under our credit facility or limit our ability to borrow additional amounts thereunder.  Historically, we have, when necessary, been able to obtain waivers or amendments to our prior credit facility to satisfy instances of non-compliance with our financial covenants.  However, we cannot assure you that any such future waivers or amendments, if needed, will be available and, if they are not, any future non-compliance with our bank covenants could have a material adverse effect on our business, financial condition or results of operations.

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

We are affected by interest rate changes with respect to our credit facility, which currently is based upon, at our option, the prime rate, federal funds rate or LIBOR. While interest rates have remained relatively constant over the last year, any increases in interest rates could materially adversely affect our results of operations.

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

    Item 1B. Unresolved Staff Comments.

  None

Item 2.	Properties.

All of our facilities are leased.  We currently lease 16 facilities strategically located throughout the United States, two of which are multipurpose facilities used principally as administrative, sales and purchasing offices, as well as warehouses.    Our satellite sales offices range in size from approximately 200 square feet to approximately 6,000 square feet.  Base rents for such properties range from approximately $850 per month to approximately $6,500 per month.  Depending on the terms of each particular lease, in addition to base rent, we may also be responsible for portions of real estate taxes, utilities and operating costs, or increases in such costs over certain base levels.  The lease terms range from month-to-month to as long as ten years.  All facilities are linked by computer terminals to our Hauppauge, New York headquarters.  The following table sets forth certain information as of September, 2007 regarding our two principal leased facilities:

Location	Base Rent Per Month	Square Feet	Use	Lease Expiration Date

Hauppauge, NY (1)	$57,881	72,000	Administrative,	12/31/13
			Sales,
			Warehouse, and FPD Integration

Westlake Village, CA	$4,500	3,750	Administrative,	4/30/09
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

We are a party to legal matters arising in the general conduct of business.  The ultimate outcome of any such pending matters is not expected to have a material adverse effect on our business, results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
Our common stock is traded on the Nasdaq National Market under the symbol “JACO”.  The stock prices listed below represent the high and low sale prices of our common stock, as reported by the Nasdaq National Market, for each fiscal quarter beginning with the first fiscal quarter of the fiscal year ended June 30, 2006.

	High	Low

Fiscal Year 2006:
First quarter ended September 30, 2005	$4.50	$2.80
Second quarter ended December 31, 2005	3.97	3.02
Third quarter ended March 31, 2006	4.10	3.34
Fourth quarter ended June 30, 2006	4.10	3.16
Fiscal Year 2007:
First quarter ended September 30, 2006	$4.38	$3.11
Second quarter ended December 31, 2006	3.89	3.05
Third quarter ended March 31, 2007	4.49	3.11
Fourth quarter ended June 30, 2007	3.60	2.00

(b)	As of September 20, 2007, there were approximately 151 holders of record of our common stock. We believe our stock is held by more than 1,800 beneficial owners.

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

(d)	There have been on issuer repurchases on the open market or in connection with equity plans.

The chart below reflects the Company’s total return performance. The information set forth in the performance graph is not deemed to be filed nor should it be incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent the Company specifically incorporates such report by reference therein.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Jaco Electronics, Inc., The Dow Jones US Total Market Index
And The Dow Jones US Support Services Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/02
6/03
6/04
6/05
6/06
6/07
Jaco Electronics, Inc.
Dow Jones US Total Market
Dow Jones US Support Services

* $100 invested on 6/30/02 in stock or index-including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.	Selected Financial Data.

The selected consolidated financial data set forth below contains only a portion of our financial statements and should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.  The historical results are not necessarily indicative of results to be expected for any future period. Significant events affecting the comparability of this schedule include the acquisition of Reptron Electronics, Inc. in June 2003. The historical results for 2003 have been adjusted to reclassify the results of operations of Nexus as discontinued.

	Year Ended June 30,

	2007	2006	2005	2004	2003

	(in thousands, except per share data)
Net sales	$240,232	$228,521	$231,824	$249,100	$202,656
Cost of Goods Sold	206,507	198,316	205,924	214,389	176,918

Gross profit	33,725	30,205	25,900	34,711	25,738

Selling, general and administrative expenses	30,851	28,082	32,112	35,016	28,184

Operating income (loss)	2,875	2,123	(6,212)	(305)	(2,446)
Interest expense	2,789	2,618	2,029	1,539	1,025

Income (loss) from continuing
operations before income taxes	85	(495)	(8,241)	(1,844)	(3,471)

Income tax provision (benefit)	23	6,467	(2,814)	(553)	(1,180)

Income (loss) from continuing operations	62	(6,962)	(5,427)	(1,291)	(2,291)

Income (loss) from discontinued operations,
net of tax	(3,183)	-	567	736	(693)

NET INCOME (LOSS)	$(3,121)	$(6,962)	$(4,860)	$(555)	$(2,984)

PER SHARE INFORMATION
Basic income (loss) per common share:

Income (loss) from continuing operations	$0.01	$(1.11)	$(0.87)	$(0.22)	$(0.40)

Income (loss) from discontinued operations	(0.51)	-	0.09	0.13	0.12

Net loss	$(0.50)	$(1.11)	$(0.78)	$(0.09)	$(0.52)

Diluted income (loss) per common share:

Income (loss) from continuing operations	$0.01	$(1.11)	$(0.87)	$(0.22)	$(0.40)

Income (loss) from discontinued operations	(0.50)	-	0.09	0.13	(0.12)

Net Loss	$(0.49)	$(1.11)	$(0.78)	$(0.09)	$(0.52)

Weighted-average common shares and
Common equivalent shares outstanding:

Basic	6,294	6,283	6,250	5,974	5,783

Diluted	6,360	6,283	6,250	5,974	5,783

	June 30,

	2007	2006	2005	2004	2003

Consolidated Balance Sheet:	(in thousands, except per share data)

Working capital	$3,897	$4,106	$7,334	$17,459	$11,437

Total assets	96,087	103,080	112,222	121,782	114,212

Short-term debt	37,772	35,142	33,266	37,089	35,736

Long-term debt	35	88	57	119	63

Shareholders’ equity	32,115	35,171	42,071	46,706	45,568

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For an understanding of the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements and other information appearing elsewhere in this report.

Overview

Jaco is a leading distributor of active and passive electronic components to industrial OEMs that are used in the manufacture and assembly of electronic products in such industries as telecommunications, medical devices, computers and office equipment, military/aerospace and automotive and consumer electronics.  Products distributed by the Company include semiconductors, flat panel displays, capacitors, resistors, electromechanical devices and power supplies.

The electronics industry experienced a severe downturn beginning in 2001, which continued through most of 2003.  The decline was attributable to increased manufacturing capacity combined with a significant decrease in demand for electronic components.  During the second half of 2003 we saw an improvement in the demand for electronic components throughout the entire industry.  While demand for our products has remained relatively stable in recent periods, the average selling prices of many of the components we distribute, particularly semiconductor and passive components, have decreased due to global competitive pressures, which has adversely affected our operating profits.  In response, the Company has implemented cost reduction initiatives to reduce expenses to levels required to support current sales and profit levels.  Due to the ongoing shift of manufacturing to the Far East, the Company has modified its business model to pursue the business available in the United States, increase its support of global contract manufacturers that require its value-added services and logistics programs, and aggressively promote its flat panel display (“FPD”) product offerings line, which has experienced significant growth in fiscal 2006 and which the Company believes has potential for growth in the future.

Net loss in fiscal 2007 was $3.1 million, compared with a net loss of $7.0 million during fiscal 2006.  Fiscal 2006 results were impacted by an income tax provision of $6.4 million to reduce the carrying value of deferred tax assets to zero as management was no longer able to conclude that, based upon the weight of available evidence, it was “more likely than not” that the deferred tax asset would be realized.  See “Results of Operations – Comparison of Fiscal Year Ended June 30, 2006 with Fiscal Year Ended June 30, 2005 and Note E of the notes to the Consolidated Financial Statements.

Critical Accounting Policies

Financial Reporting Release No. 60 recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements.  The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and those that require significant judgments and estimates.

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

THE ACCOUNTING POLICIES IDENTIFIED AS CRITICAL ARE AS FOLLOWS:

Valuation of Receivables– The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness.  The Company continuously monitors payments from customers and a provision for estimated uncollectible amounts is maintained based upon historical experience and any specific customer collection issues, which have been identified.  While such uncollectible amounts have historically been within the Company’s expectations and provisions established, if a customer’s financial condition were to deteriorate, additional reserves may be required.  Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company’s customer base, their dispersion across geographic areas and industries, along with the Company’s policy of maintaining credit insurance.

Valuation of Inventories– Inventories are valued at the lower of cost or market.  Cost is determined by using the first-in, first-out and average cost methods.  The Company’s inventories are comprised of high technology components sold to rapidly changing and competitive markets whereby such inventories may be subject to early technological obsolescence.

The Company evaluates inventories for excess, obsolescence or other factors rendering inventories as unsaleable at normal gross profit margins.  Write-downs are recorded so that inventories reflect the approximate market value and take into account the Company’s contractual provisions with its suppliers governing price protections and stock rotations.  Due to the large number of transactions and complexity of managing the process around price protections and stock rotations, estimates are made regarding the valuation of inventory at market value.

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

Valuation of Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". We would record a valuation allowance when, based on the weight of available evidence, it is more likely than not that the amount of future tax benefit would not be realized.  While the Company still believes that it is positioned for long-term growth, the volatility in our industry and markets has made it increasingly difficult to predict sales and operating results on a short-term basis, and when coupled with the cumulative losses reported over the last five fiscal years, the Company was no longer able to conclude that, based upon the weight of available evidence, it was “more likely than not” that its previously recorded deferred tax asset of $6.4 million would be realized, and therefore, in the fiscal year ended June 30, 2006, it recorded a provision for $6.4 million income tax to reduce the carrying value of its deferred tax asset to zero.

Revenue Recognition

We derive revenue from the shipment of finished products to our customers when title is transferred. Revenue is recognized when it is realized or realizable and earned. Management considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. We reduce revenue for rebates and estimated customer returns and other allowances. We offer rebates to certain customers based on the volume of products purchased.

Our products are sold on a stand alone basis and are not part of sales arrangements with multiple deliverables. Revenue from product sales is recognized when the product is shipped as we do not have any obligations beyond shipment to our customers. When the shipping terms are FOB shipping point, revenue is recorded as the goods leave our facility. In certain instances and to certain customers, goods are shipped with shipping terms of FOB destination point. In these instances we determine when the goods are delivered to our customer’s facility and calculate whether an adjustment to defer revenue recognition is required. If such adjustment is material, an adjustment is recorded in the financial statements. Prior to fiscal 2007 such adjustments have not been material.

A portion of our business involves shipments directly from our suppliers to its customers. In these transactions, we are responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and have risk of loss if the customer does not make payment. As the principal with the customer, we recognize revenue when we are notified by the supplier that the product has been shipped. We also maintain a consignment inventory program, which provides for certain components to be shipped on-site to a consignee so that such components are available for the consignee’s use when they are required. The consignee maintains a right of return related to unused parts that are shipped under the consignment inventory program. Revenue is not recognized from products shipped on consignment until notification is received from our customer that they have accepted title of the inventory that was shipped initially on consignment. The items shipped on consignment in which title has not been accepted are included in our inventories.

Stock Based Compensation

With the adoption of SFAS No. 123(R) on July 1, 2005, we are required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model, including an estimate of forfeitures. Inherent in this model are assumptions related to expected stock-price volatility, option term, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions that are based on factual data derived from public sources, the expected stock-price volatility and option term assumptions require a greater level of judgment which makes them critical accounting estimates.  The adoption of SFAS No. 123(R) has had no impact on our financial position, results of operation or cash flow.

New Accounting Standards

    In June 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be presented in the Income Statement (That Is, Gross versus Net Presentation).” The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed.

    The consensus in EITF Issue 06-3 is effective for the interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF Issue 06-3 effective in the fiscal year ended June 30, 2007. The adoption of EITF Issue 06-3 did not have a significant effect on its financial statements as it did not change its existing accounting policy which is to present taxes within the scope of EITF Issue 06-3 on a net basis.

    In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109
“Accounting for Income Taxes.”  It prescribes a recognition and threshold measurement attribute for financial statement disclosure of tax positions taken or expected to be takes on a tax return.   The Company will be required to adopt the interpretation in the first quarter of fiscal 2008.  Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on the consolidated financial statements.

    In, September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157,”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

    In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“SFAS No. 159,”). This standard amends SFAS No.115, “Accounting for Certain Investment in Debt and Equity Securities”,
with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which is our fiscal 2009. We are currently evaluating the impact of SFAS No.159 on our consolidated financial position and results of operations.

Results of Operations

The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

	2007	2006	2005

Net Sales	100.0%	100.0%	100.0%
Cost of goods sold	86.0	86.8	88.8
Gross profit	14.0	13.2	11.2
Selling, general and administrative expenses	12.8	12.3	13.9
Operating income (loss)	1.2	0.9	(2.7)
Interest expense	1.2	1.1	.09
Income (loss) from continuing operations before income taxes	-	(0.2)	(3.6)
Income tax provision (benefit)	-	2.8	(1.2)
Income (loss) from continuing operations	-	(3.0)	(2.4)
Earnings (loss) from discontinued operations, net of taxes	(1.3)	-	0.3
Net loss	(1.3)%	(3.0)%	(2.1)%

Comparison of Fiscal Year Ended June 30, 2007 (“Fiscal 2007”) with Fiscal Year Ended June 30, 2006 (“Fiscal 2006”)

Results from Continuing Operations:

Net sales for Fiscal 2007 were $240.2 million compared to $228.5 million for Fiscal 2006, an $11.7 million, or 5.1% increase.

We support global contract manufacturers primarily in the Far East with logistic programs. These programs consist of inventory management services and warehousing capabilities. Sales to these customers consist almost entirely of semiconductors. During the earlier quarters of Fiscal 2007 demand was very strong for this product. During the last two quarters we have seen a weakening in demand. Net sales to these contract manufacturers were $94.3 million during Fiscal 2007 compared to $74.5 million during Fiscal 2006. This represents an increase of $19.8 million, or 26.5%. Our global customers support the requirements of major equipment manufactures. As a result, our logistics programs are partially dependent on the ability of these manufacturers to forecast future requirements. A continuing weakened demand could result in lower net sales during Fiscal 2008.

The increase in sales through our logistics programs resulted in an increase in our sales of semiconductors. Semiconductor sales increased to $129.9 million for Fiscal 2007 compared to $114.6 million for Fiscal 2006. This represented an increase of $15.3 million, or 13.4%. The increase in semiconductor sales was due to the strong demand for product through our logistic programs during the first two quarters of Fiscal 2007. The weakened demand from our global contract manufacturer customers, as well as from other semiconductor customers, primarily in the United States, could negatively impact our semiconductor sales in future periods. Due to the highly cyclical nature of the semiconductor industry, we have historically been subject to fluctuations in this portion of our business.

Passive components, which are primarily commodity products such as capacitors, resistors and electromechanical components, which consist primarily of relays, printer heads, and power supplies, accounted for approximately $37.0 million of sales in Fiscal 2007 compared to approximately $35.8 million of sales in Fiscal 2006. This represents an increase of $1.2 million or approximately 3.4%. We primarily sell passive components in the United States. Based on current demand for these components, we do not expect any material increases or decreases in our passive components sales for the foreseeable future.

We sell Flat Panel Display (“FPD”) products as component sales through our standard distribution channel and also as a value-added offering through our in-house integration center. We provide design capabilities and a “full solution” capability enabling us to offer our customers an expanded range of services. We market our FPD capabilities to a broad range of business segments, such as electronic kiosk, the fast food industry, signage, financial institutions, electronic voting equipment, medical, and military applications. Fiscal 2007 sales for FPD product was $59.4 million compared to $60.6 million for Fiscal 2006. The virtually flat sales when comparing this fiscal year to last fiscal year is the result of a significant customer in the electronic voting industry not placing any orders during the last six months of this fiscal year. FPD sales to all other customers increased 18.4% this fiscal year compared to last fiscal year. Based on our continued focus on this product, we believe we have potential for future growth.

We continue to aggressively market our FPD product, while looking to focus on our other products that we believe to be competitive in the United States. We intend to continue to market our logistics programs to global manufacturers. In addition, we continue to seek to identify potential strategic alliances to expand our presence in the Far East in response to the significant growth in manufacturing in the region. Recently, we have opened a warehouse in Singapore to better service our customers in the region.

Gross profit for Fiscal 2007 was $33.7 million, or 14.0% of net sales, compared to $30.2 million, or 13.2% of net sales for Fiscal 2006.This represents a $3.5 million increase in gross profit, or 11.7%.  Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand. We have been able to increase our gross profit margins by optimizing our procurement for the logistics programs and as a result slightly increasing the gross profit margins. We have also been able to increase our FPD gross margin by approximately 1% comparing Fiscal 2007 to Fiscal 2006. These two areas resulted in the overall increase in gross profit margin this fiscal year compared to last fiscal year. Any changes in demand for product could have a significant effect on our gross profit margin in the future. In addition, demand and pricing for our products have been, and in the future may continue to be, adversely affected by industry-wide trends and events beyond our control.

Selling, general and administrative (“SG&A”) expenses were $30.9 million, or 12.8% of net sales for Fiscal 2007 compared to $28.1 million, or 12.3% of net sales for Fiscal 2006. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business. The increase in SG&A when comparing this fiscal year to last fiscal year is primarily the result of variable costs, such as commissions, that are associated with the increase in gross profit dollars and additional costs that reflects our commitment to our FPD product. We have increased staffing and increased our value-added capabilities in this area during the current fiscal year.

Operating income for Fiscal 2007 was $2.9 million compared to $2.1 million for Fiscal 2006. This represents a $0.8 million, or 35.4% increase.  The increase in net sales and gross profit dollars generated the growth in operating profit.

Interest expense increased $0.2 million, or 7% in Fiscal 2007 to $2.8 million from $2.6 million in Fiscal 2006. Lower interest rates as a result of our new credit facility effective December 22, 2006 partially offset higher borrowing amounts that were required to support the increase in sales. Any changes in the federal or LIBOR lending rates will impact our interest expense in the future.

Earnings before taxes and discontinued operations was $85,000 for Fiscal 2007 compared to a loss of $495,000 for Fiscal 2006. This was primarily the result of increased sales and corresponding gross profit dollars.

During the fourth quarter of Fiscal 2007 it was determined that the Note Receivable recorded from the sale of Nexus Custom Electronics, Inc. during September 2004 has become uncollectible. Therefore, we deemed it appropriate to write-off approximately $3.2 million as discontinued operations. As a result, the net loss for Fiscal 2007 is $3.1 million compared to a net loss of $6.9 million for Fiscal 2006.

Comparison of Fiscal Year Ended June 30, 2006 (“Fiscal 2006”) with Fiscal Year Ended June 30, 2005 (“Fiscal 2005”)

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

We sell flat panel displays (FPDs) as a component sale through our standard distribution channel and we sell FPD product as a value-added offering through our in-house integration center, primarily to target markets where we believe we can be competitive, including such sectors as electronic voting machines, electronic kiosk, military and multimedia equipment.  We provide design capabilities and a “full solution” capability enabling us to offer our customers an expanded range of services to integrate FPDs into their applications sales in Fiscal 2006 increased 55.8% to $60.6 million compared to $38.4 million for Fiscal 2005.  The growth is primarily attributable to increased sales through our integration center, which was fully operational for all of Fiscal 2006 as compared to only five moths of Fiscal 2005 (after opening in February 2005).  FPD product represented 26.5% of our net sales in Fiscal 2006 as compared to 16.8% in Fiscal 2005.

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

Selling, general and administrative (“SG&A”) expenses were $28.1 million, or 12.3% of net sales, for Fiscal 2006 compared to $32.1 million, or 13.9% of net sales, for Fiscal 2005, representing a reduction of $4.0 million, or 12.5%. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business. We implemented significant cost reductions by focusing our spending on core business areas while decreasing spending in non-strategic areas.  This allowed us to lower SG&A while maintaining the necessary infrastructure to support our customers.

Interest expense increased $0.6 million, or 29% in Fiscal 2006 to $2.6 million from $2.0 million in Fiscal 2005. Interest expense increased primarily due to increases in federal lending rates resulting in higher borrowing rates under out credit facility.

During Fiscal 2006, we recorded a provision for income taxes of $6.5 million consisting mainly of a $6.4 million deferred tax write-off. While the Company believes that it is positioned for long-term growth, as indicated by our profitability for each of the last two quarters of Fiscal 2006, the volatility in our industry and markets has made it increasingly difficult to predict sales and operating results on a short-term basis and, when coupled with the cumulative losses reported over the last four fiscal years and the first two quarters of Fiscal 2006, the Company was no longer able to conclude that, based on the weight of available evidence, it was “more likely than not” that the deferred tax asset of $6.4 million would  be realized.

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

Liquidity and Capital Resources

To provide liquidity in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing.  On December 22, 2006, the Company entered into a new three-year credit agreement with CIT Group/Business Credit, Inc., which provides for a $55,000,000 revolving secured line of credit. This credit facility has a maturity date of December 22, 2009. On January 23, 2007, the CIT Group/Business, Inc. assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A.  On March 23, 2007, the credit facility was amended to provide the Company with a supplemental loan of $3,000,000, which was payable on May 17, 2007 (the “Supplemental Loan”). On May 18, 2007 the Supplemental Loan was amended. The amendment provided for periodic payments to be made through July 15, 2007, at which time the Supplemental Loan was paid in full. On July 24, 2007 the Supplemental Loan was amended again. The amendment provides a $3,000,000 loan at an interest rate equal to the LIBOR rate plus 5%. The loan is payable in seven quarterly installments commencing October 1, 2007. In addition, mandatory prepayments are to be made based (i) on an amount equal to fifty percent of Excess Cash Flow, as defined in the agreement and (ii) on the net proceeds of Designated Inventory, as defined in the agreement. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company.  At June 30, 2007, the outstanding balance on this revolving line of credit facility was $34,200,000 ($22,000,000 of which is borrowed under a 30-day LIBOR-based revolver and $1,500,000 under the Supplemental Loan) with an additional $8,200,000 available. At June 30, 2007, the Company had outstanding $2,500,000 of stand-by letters of credit on behalf of certain vendors.  The interest rate on the outstanding borrowings under the credit facility at June 30, 2007 was 7.57% on the borrowings under the 30-day LIBOR-based revolver, 9.32% on the supplemental loan and 9% (prime plus 0.75%) on the balance of the borrowings. At March 31, 2007, the Company had outstanding $2.5 million of stand-by letters of credit on behalf of certain vendors. The interest rate on the outstanding borrowings under the credit facility at March 31, 2007 was 7.57% on the borrowings under the 30-day LIBOR-based revolver, 9.32% on the supplemental loan and 9.00% (prime plus 0.75%) on the balance of the borrowings.

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

    As of June 30, 2007, the Company was in compliance with all of its covenants contained in the credit agreement.

            At June 30, 2007, the Company had cash of approximately $16,000 and working capital of approximately $3,897,000, as compared to cash of approximately $29,000 and working capital of approximately $4,106,000 at June 30, 2006.  As described above, our credit agreement requires our cash generated from operations to be applied directly to the prepayment of indebtedness under our credit facility.

            For Fiscal 2007 our net cash used in operating activities was approximately $2,370,000 as compared to net cash used in operating activities of $2,036,000 million for Fiscal 2006. The increase in net cash used in operating activities is primarily attributable to a decrease in our current liabilities, primarily accounts payable, offset by a smaller decrease in inventory for Fiscal 2007 as compared to an increase in our accounts receivable and accounts payable for Fiscal 2006. In addition we had income from continuing operations before taxes of $85,000 for Fiscal 2007 as compared to a loss from continuing operations before taxes of $495,000 for Fiscal 2006.  Net cash used in investing activities was approximately $221,000 for Fiscal 2007 as compared to net cash used in investing activities of $153,000 for Fiscal 2006. Net cash provided by financing activities was approximately $2,577,000 for Fiscal 2007 as compared to $1,896,000 for Fiscal 2006. The increase in net cash provided is attributable to an increase in net borrowings under our new credit facility.

            For Fiscal 2007 and 2006, our inventory turnover was 6.5 times and 5.7 times, respectively. The average days outstanding of our accounts receivable at June 30, 2007 were 55 days, as compared to 57 days at June 30, 2006. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt, nor do we have any transactions, arrangements or relationships with any special purpose entities.

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at June 30, 2007.

	Total	< 1 Year	1 to 3 Years	3 to 5 Years	> 5 Years

Line of Credit	$37,718,924	$37,718,924	__	__	__
Capital Lease	$88,111	$53,145	$34,966
Operating Lease	$6,499,322	$1,351,378	$2,004,866	$1,769,048	$1,374,030
Total	$44,306,357	$39,123,447	$2,039,832	$1,769,048	$1,374,030

Inflation and Seasonality

Inflation and seasonality have not had a significant impact on our operations during the last three fiscal years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at a variable rate dependent upon either the prime rate, federal funds rate or the LIBOR rate (“rates”).  At August 31, 2007, $28.7 million was outstanding under the credit facility.  Changes in any of the rates during the current fiscal year will have a positive or negative effect on our interest expense.  Each 1.0% fluctuation in the rate will increase or decrease our interest expense under the credit facility by approximately $0.29 million based on outstanding borrowings at August 31, 2007.

The impact of interest rate fluctuations on our other floating rate debt is not material.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data are provided under Item 15 of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

An evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based upon that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Code of Ethics

We have adopted a code of ethics within the meaning of Item 406(b) of SEC Regulation S-K, called the “Jaco Electronics, Inc. Code of Business Conduct,” which applies to our chief executive officer, chief financial officer, controller and all our other officers, directors and employees.  This document is available free of charge on our website at www.jacoelectronics.com.

The other information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held on December 10, 2007, which will be filed with the SEC not later than October 28, 2007 (the “Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Disclosure

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of June 30, 2007:

Plan category	(a) Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	© Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans (stock options) approved by stockholders	624,750	$4.74	575,250

Total	624,750	$4.74	575,250

The other information required by this item is incorporated herein by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Page

(a)	(1)	Financial Statements included in Part II, Item 8, of this Report:
		Index to Consolidated Financial Statements and Schedule	F-1
		Report of Independent Registered Public Accounting Firm	F-2
		Consolidated Balance Sheets	F-3 – F-4
		Consolidated Statements of Operations	F-5
		Consolidated Statement of Changes in Shareholders’ Equity	F-6
		Consolidated Statements of Cash Flows	F-7
		Notes to Consolidated Financial Statements	F-8 – F-30
	(2)	Financial Statement Schedule included in Part IV of this Report:
		Report of Independent Registered Public Accounting Firm on supplemental schedule	F-31
		Schedule II - Valuation and Qualifying Accounts	F-32
(b)		See Exhibit Index on pages 32 through 38 of this report for a list of the exhibits filed, furnished or incorporated by reference as part of this report.

Exhibit No.	Exhibit

3.1
Restated Certificate of Incorporation adopted November, 1987, incorporated by reference to the Company’s definitive proxy statement distributed in connection with the Company’s annual meeting of shareholders held in November, 1987, filed with the SEC on November 3, 1986, as set forth in Appendix A to the aforesaid proxy statement.

3.1.1
Certificate of Amendment of the Certificate of Incorporation, adopted December, 1995, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 (“the Company’s 1996 10-K”), Exhibit 3.1.1.

3.2	Restated By-Laws adopted June 18, 1987, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1987 (“the Company’s 1987 10-K”), Exhibit 3.2.

4.1	Form of Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1, Commission File No. 2-91547, filed June 9, 1984, Exhibit 4.1.

10.1
Sale and leaseback with Bemar Realty Company (as assignee of Hi-Tech Realty Company), incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1983, Exhibit 10(1), pages 48-312.

10.2
Amendment No. 1 to Lease between the Company and Bemar Realty Company (as assignee of Hi-Tech Realty Company), incorporated by reference to the Company’s Registration Statement on Form S-1, Commission File No. 2-91547, filed June 9, 1984, Exhibit 10.2. 10.2.2 Lease between the Company and Bemar Realty Company, dated January 1, 1996, incorporated by reference to the Company’s 1996 10-K, Exhibit 10.2.2.

10.6	1993 Non-Qualified Stock Option Plan, incorporated by reference to the Company’s 1993 10-K, Exhibit 10.6.

10.6.1
1993 Non-Qualified Stock Option Plan, as amended (filed as Exhibit A to the Company’s Definitive Proxy Statement, dated November 3, 1997 for the Annual Meeting of Shareholders held on December 9, 1997.

10.6.2
1993 Non-Qualified Stock Option Plan, as amended (filed as Exhibit A to the Company’s Definitive Proxy Statement, dated November 2, 1998 for the Annual Meeting of Shareholders held on December 7, 1998.

10.7
Stock Purchase Agreement, dated as of February 8, 1994 by and among the Company and Reilrop, B.V. and Guaranteed by Cray Electronics Holdings PLC, incorporated by reference to the Company’s Current Report on Form 8-K, dated March 11, 1994.

10.8	1993 Stock Option Plan for Outside Directors, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994, Exhibit 10.8.

10.10
Authorized Electronic Industrial Distributor Agreement, dated as of August 24, 1970 by and between AVX and the Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, Exhibit 10.10.

10.11
Electronics Corporation Distributor Agreement, dated November 15, 1974, by and between KEMET and the Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, Exhibit 10.11.

10.12	Restricted Stock Plan (filed as Exhibit B to the Company’s Definitive Proxy Statement, dated November 3, 1997 for the Annual Meeting of Shareholders held on December 9, 1997).

10.12.1
Form of Escrow Agreement under the Restricted Stock Plan, incorporated by reference to the Company’s Registration Statement on Form S-8/S-3, Commission File No. 333 -49877, filed April 10, 1998 Exhibit 4.2.

10.12.2
Form of Stock Purchase Agreement under the Restricted Stock Plan, incorporated by reference to the Company’s Registration Statement on Form S-8/S-3, Commission File No. 333 - 49877, filed April 10, 1998 Exhibit 4.3.

10.12.3	Form of Stock Option Agreement, incorporated by reference to the Company’s Registration Statement on Form S-8/S-3, Commission File No. 333 -49877, filed April 10, 1998 Exhibit 4.4.

10.12.4	Restricted Stock Plan (filed as Exhibit B to the Company’s Definitive Proxy Statement, dated November 2, 1998 for the Annual Meeting of Shareholders held on December 7, 1998).

10.13	Employment agreement between Joel Girsky and the Company, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 10.13.

10.13.1	Amendment No. 1 to Employment Agreement between Joel Girsky and the Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 10.13.1.

10.14	Employment Agreement between Charles Girsky and the Company, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 10.14.

10.15	Employment Agreement between Jeffrey D. Gash and the Company, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 10.15.

10.15.1
Amendment No. 1 to the Employment Agreement between Jeffrey D. Gash and the Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 10.15.1.

10.16	Employment Agreement, dated June 6, 2000, between the Company and Joseph Oliveri, incorporated by reference to the Company’s Current Report on Form 8-K, filed June 12, 2000, Exhibit 10.16.

10.16.1
Amendment No. 1 to the Employment Agreement between Joseph Oliveri and the Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 10.16.1.

10.17
Stock Purchase Agreement by and among Jaco Electronics, Inc. and all of the Stockholders of Interface Electronics Corporation as of May 4, 2000, incorporated by reference to the Company’s Current Report on Form 8-K, filed May 15, 2000, Exhibit 2.1.

10.17.1
Amendment No. 1 to the Stock Purchase Agreement by and among Jaco Electronics, Inc. and all of the Stockholders of Interface Electronics Corp. as of May 4, 2000, dated June 6, 2000, incorporated by reference to the Company’s Current Report on Form 8-K, filed June 12, 2000, Exhibit 2.2.

10.18	Agreement between the Company and Gary Giordano, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 10.18.

10.19	Employment Agreement between Joel H. Girsky and the Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 10.19.

10.20	Employment Agreement between Charles Girsky and the Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 10.20.

10.21
Asset Purchase Agreement dated as of May 19, 2003 by and between the Company and Reptron Electronics, Inc., incorporated by reference to the Company’s Current Report on Form 8-K, filed June 26, 2003, Exhibit 2.1.

10.21.1
First Amendment to the Asset Purchase Agreement dated as of June 2, 2003 by and between the Company and Reptron Electronics, Inc., incorporated by reference to the Company’s Current Report on Form 8-K, filed June 26, 2003, Exhibit 2.2.

10.22
Second Restated and Amended Loan and Security Agreement dated September 13, 1995 among the Company, Nexus Custom Electronics, Inc., BNYCC and NatWest Bank, N.A. (“Second Restated and Amended Loan and Security Agreement”), incorporated by reference to the Company’s Registration Statement on Form S-2, Commission File No. 33-62559, filed October 13, 1995, Exhibit 99.8.

10.22.1	Amendment to the Second Restated and Amended Loan and Security Agreement, dated as of April 10, 1996, incorporated by reference to the Company’s 1996 10-K, Exhibit 99.8.1.

10.22.2
Amendment to the Second Restated and Amended Loan and Security Agreement, dated as of August 1, 1997, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, Exhibit 99.8.2.

10.22.3
Amendment to Second Restated and Amended Loan and Security Agreement dated July 1, 1998, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 99.8.3.

10.22.4
Amendment to Second Restated and Amended Loan and Security Agreement dated September 21, 1998 incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 99.8.4.

10.22.5
Amendment to Second Restated and Amended Loan and Security Agreement dated October 26, 1999, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Exhibit 99.8.5.

10.22.6
Amendment to Second Restated and Amended Loan and Security Agreement dated December 31, 1999, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, Exhibit 99.8.6.

10.22.7
Amendment to Second Restated and Amended Loan and Security Agreement dated June 6, 2000, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Exhibit 99.8.7.

10.22.8
Amendment to Second Restated and Amended Loan and Security Agreement dated September 28, 2000, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Exhibit 99.8.8.

10.22.9
Amendment to Second Restated and Amended Loan and Security Agreement dated January 29, 2001, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, Exhibit 99.8.9.

10.22.10
Amendment to Second Restated and Amended Loan and Security Agreement dated June 12, 2001, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 99.8.10.

10.22.11
Amendment to Second Restated and Amended Loan and Security Agreement dated July 1, 2001, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, Exhibit 99.8.11.

10.22.12
Amendment to Second Restated and Amended Loan and Security Agreement dated November 14, 2001, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 99.8.12.

10.22.13
Amendment to Second Restated and Amended Loan and Security Agreement dated February 6, 2002, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, Exhibit 99.8.13.

10.22.14
Amendment to Second Restated and Amended Loan and Security Agreement dated September 23, 2002, incorporated by reference to the Company’s Annual Report on Form 10K for the year ended June 30, 2002, Exhibit 99.8.14.

10.22.15
Amendment to Second Restated and Amended Loan and Security Agreement dated May 12, 2003, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, Exhibit 99.8.15.

10.22.16	Amendment to Second Restated and Amended Loan and Security Agreement dated June 5, 2003, incorporated by reference to the Company’s Current Report on Form 8-K, filed June 26, 2003, Exhibit 99.8.16.

10.22.17
Amendment to Second Restated and Amended Loan and Security Agreement dated September 19, 2003, incorporated by reference to the Company’s Annual Report on Form  10-K for the year ended June 30, 2003, Exhibit 99.8.17.

10.22.18
Amendment to Second Restated and Amended Loan and Security Agreement dated     November 7, 2003, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 99.8.18.

10.23
Third Restated and Amended Loan and Security Agreement dated as of December 22, 2003, by and among GMAC Commercial Finance LLC as Lender and as Agent, PNC Bank, National Association, as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc., Interface Electronics Corp. and Jaco de Mexico, Inc. (“Third Restated and Amended Loan and Security Agreement”), incorporated by reference to the Company’s Current Report on Form 8-K, filed January 8, 2004, Exhibit 10.23.

10.23.1
Amendment to Third Restated and Amended Loan and Security Agreement dated September 20, 2004, by and among GMAC Commercial Finance LLC, as Lender and as Agent, PNC Bank, National Association, as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc. and Interface Electronics Corp., incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004, Exhibit 10.23.1.

10.23.2
Amendment to Third Restated and Amended Loan and Security Agreement dated November 23, 2004, by and among GMAC Commercial Finance LLC, as Lender and as Agent, PNC Bank, National Association, as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc. and Interface Electronics Corp., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, Exhibit 10.23.2.

10.23.3
Amendment to Third Restated and Amended Loan and Security Agreement dated February 11, 2005, by and among GMAC Commercial Finance LLC, as Lender and as Agent, PNC Bank, National Association, as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc. and Interface Electronics Corp., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, Exhibit 10.23.3.

10.23.4
Amendment to Third Restated and Amended Loan and Security Agreement dated May 10, 2005, by and among GMAC Commercial Finance LLC, as Lender and as Agent, PNC Bank, National Association, as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc. and Interface Electronics Corp., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, Exhibit 10.23.4.

10.23.5
Amendment to Third Restated and Amended Loan and Security Agreement dated September 28, 2005, by and among GMAC Commercial Finance LLC, as Lender and as Agent, PNC Bank, National Association, as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc. and Interface Electronics Corp., incorporated by refinance to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, Exhibit 10.23.5.

10.23.6
Waiver to Third Restated and Amended Loan and Security Agreement dated November 14, 2005, by and among GMAC Commercial Finance LLC, as Lender and as Agent, PNC Bank, National Association, as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc. and Interface Electronics Corp., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.23.6.

10.23.7
Amendment to Third Restated and Amended Loan and Security Agreement dated February 13, 2006, by and among GMAC Commercial Finance LLC, as Lender and as Agent, PNC Bank, National  Association, as Lender and Co-Agent, Jaco  Electronics, Inc., Nexus Custom Electronics, Inc. and Interface Electronics Corp., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, Exhibit 10.23.7.

10.23.8
Amendment to Third Restated and Amended Loan and Security Agreement dated May 2, 2006, by and among GMAC Commercial Finance LLC, as Lender and as Agent, The CIT Group /Business Credit, Inc., as Lender and Co-Agent, Jaco Electronics, Inc., Nexus Custom Electronics, Inc. and Interface Electronics Corp., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.23.8.

10.24
Asset Purchase Agreement made and entered into as of September 20, 2004 among Sagamore Holdings, Inc., NECI Acquisition, Inc., Nexus Custom Electronics, Inc. and Jaco Electronics, Inc., incorporated by reference to the Company’s Current Report on Form 8-K, filed September 23, 2004, Exhibit 10.24.

10.25
2000 Stock Option Plan, incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, dated November 17, 2000, for the Company’s Annual Meeting of Shareholders held on December 12, 2000.

10.26	2000 Stock Option Plan, as amended, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, Exhibit 10.26.

10.27
Credit Agreement dated as of December 22, 2006 among Jaco Electronics, Inc. and Interface Electronics Corp., as borrowers, and The CIT Group/Business Credit, Inc., as Agent, Swingline Lender and Issuing Bank (“CIT”), and CIT Capital Securities, LLC, as Syndication Agent, Sole Bookrunner, and Sole Load Arranger (the “Credit Agreement”).

10.27.1
Amendment No. 1 to Credit Agreement dated as of January 23, 2007 among CIT, as Agent under the Credit Agreement, and Jaco Electronics, Inc. and Interface Electronics Corp., as Borrowers under the Credit Agreement.

10.27.2	Assignment and Assumption Agreement dated as of January 23, 2007 between CIT and Bank of America, N.A., consented to by Jaco Electronics, Inc.

10.27.3
 Consent to Supplemental Loan under Loan and Security Agreement dated as of March 5,    2007 among CIT, as Agent under the Credit Agreement, and Jaco Electronics, Inc. and Interface Electronics Corp., as Borrowers under the Credit Agreement.

10.27.4
Amendment No. 1 to Consent to Supplemental Loan under Loan and Security Agreement dated as of March 23, 2007 among CIT, as Agent under the Credit Agreement, and Jaco Electronics, Inc. and Interface Electronics Corp., as Borrowers under the Credit Agreement.

10.27.5
Amendment No. 2 to Consent to Supplemental Loan under Loan and Security Agreement dated as of May 18, 2007 among CIT, as Agent under the Credit Agreement, and Jaco Electronics, Inc. and Interface Electronics Corp., as Borrowers under the Credit Agreement.

10.27.6
Amendment No. 3 to Consent to Supplemental Loan under Loan and Security Agreement dated as of July 24, 2007 among CIT, as Agent under the Credit Agreement, and Jaco Electronics, Inc. and Interface Electronics Corp., as Borrowers under the Credit Agreement.

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

Report of Independent Registered Public Accounting Firm                                                                                                       F-2

Financial Statements

Consolidated Balance Sheets                                                                                                                                    F-3 - F-4

Consolidated Statements of Operations                                                                                                                               F-5

Consolidated Statement of Changes in Shareholders’ Equity                                                                                          F-6

Consolidated Statements of Cash Flows                                                                                                                              F-7

Notes to Consolidated Financial Statements                                                                                                                  F-8 - F-30

Report of Independent Registered Public Accounting Firm on Supplemental Schedule              F-31

Schedule II - Valuation and Qualifying Accounts                                                                                                              F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Jaco Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Jaco Electronics, Inc. (a New York Corporation) and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,   assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jaco Electronics, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Melville, New York
September 24, 2007

Jaco Electronics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30,

ASSETS	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$15,713	$29,211
Accounts receivable, less allowance for doubtful accounts of $1,029,000 in 2007 and $491,000 in 2006	35,752,247	36,498,390
Inventories, net	30,364,720	33,271,437
Prepaid expenses and other	551,159	1,027,763

Total current assets	66,683,839	70,826,801

PROPERTY, PLANT AND EQUIPMENT - NET	1,433,286	1,766,467

GOODWILL	25,416,087	25,416,087

NOTE RECEIVABLE	-	2,750,000

OTHER ASSETS	2,553,345	2,320,296

Total assets	$96,086,557	$103,079,651

The accompanying notes are an integral part of these statements.

      Jaco Electronics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (continued)

June 30,

LIABILITIES AND
SHAREHOLDERS’ EQUITY	2007	2006

CURRENT LIABILITIES
Accounts payable	$22,762,966	$28,947,720
Current maturities of long-term debt and
capitalized lease obligations	37,772,069	35,141,702
Accrued compensation	995,521	950,573
Accrued expenses and other current liabilities	1,240,755	1,640,758
Income taxes payable	15,657	39,812

Total current liabilities	62,786,968	66,720,565

LONG-TERM DEBT AND CAPITALIZED LEASE
OBLIGATIONS	34,966	88,111

DEFERRED COMPENSATION	1,150,000	1,100,000

Total liabilities	63,971,934	67,908,676

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - authorized, 100,000 shares, $10
par value; none issued
Common stock - authorized, 20,000,000 shares,
$.10 par value; 6,954,232 shares
issued and 6,294,332
shares outstanding	695,423	695,423
Additional paid-in capital	27,114,567	27,049,999
Retained earnings	6,619,199	9,740,119
Treasury stock – 659,900 shares at cost	(2,314,566)	(2,314,566)

	32,114,623	35,170,975

	$96,086,557	$103,079,651

The accompanying notes are an integral part of these statements.

Jaco Electronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended June 30,

	2007	2006	2005

Net sales	$240,231,746	$228,520,887	$231,824,516
Cost of goods sold	206,506,584	198,316,412	205,924,065

Gross profit	33,725,162	30,204,475	25,900,451

Selling, general and administrative expenses	30,850,381	28,081,652	32,112,561

Operating income (loss)	2,874,781	2,122,823	(6,212,110)

Interest expense	2,789,309	2,617,770	2,028,631

Income (loss) from continuing operations before income taxes	85,472	(494,947)	(8,240,741)
Income tax provision (benefit)	22,991	6,467,470	(2,813,575)

Income (loss) from continuing operations	62,481	(6,962,417)	(5,427,166)

Discontinued operations:
(Loss) income from discontinued operations, net of income tax provision (benefit) of $(39,312)	-	-	(64,140)
(Loss) gain on sale of net assets of subsidiary, net of income
tax provision of $449,048 in 2005	(3,183,401)	-	631,446

(Loss) income from discontinued operations	(3,183,401)	-	567,306

NET LOSS	$(3,120,920)	$(6,962,417)	$(4,859,860)

PER SHARE INFORMATION
Basic income (loss) earnings per common share:
Income (loss) from continuing operations	$0.01	$(1.11)	$(0.87)
Income (loss) from discontinued operations	(0.51)	0.00	0.09

Net loss	$(0.50)	$(1.11)	$(0.78)

Diluted income (loss) earnings per common share:
Income (loss) from continuing operations	$0.01	$(1.11)	$(0.87)
(Loss) income from discontinued operations	(0.50)	0.00	0.09

Net loss	$(0.49)	$(1.11)	$(0.78)

Weighted-average common shares and common
equivalent shares outstanding:
Basic	6,294,332	6,282,601	6,249,622

Diluted	6,360,216	6,282,601	6,249,622

The accompanying notes are an integral part of these statements.

Jaco Electronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY

Years ended June 30, 2007, 2006 and 2005

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Retained	comprehensive	Treasury	shareholders’	Comprehensive
	Shares	Amount	capital	Earnings	income (loss)	stock	equity	loss

Balance at June 30, 2004	6,855,232	685,523	26,735,295	21,562,396	37,120	(2,314,566)	46,705,768

Net loss				(4,859,860)			(4,859,860)	$(4,859,860)
Unrealized gain on marketable
securities - net of deferred taxes of $19,254					31,415		31,415	$31,415
Reclassification adjustment for gains on
marketable securities recognized included
in net loss – net of deferred taxes of $42,005					(68,535)		(68,535)	$(68,535)
Exercise of stock options	72,500	7,250	173,250				180,500
Stock options income tax benefits			81,829				81,829

Comprehensive loss								$(4,896,980)

Balance at June 30, 2005	6,927,732	692,773	26,990,374	16,702,536	-	(2,314,566)	42,071,117
Net loss				(6,962,417)			(6,962,417)	$(6,962,417)

Exercise of stock options	26,500	2,650	59,625				62,275

Comprehensive loss								$(6,962,417)

Balance at June 30, 2006	6,954,232	695,423	27,049,999	9,740,119	-	(2,314,566)	35,170,975
Net loss				(3,120,920)			(3,120,920)	$(3,120,920)

Stock based compensation			64,568				64,568

Comprehensive loss								$(3,120,920)

Balance at June 30, 2007	$6,954,232	$695,423	$27,114,567	$6,619,199	$-	$(2,314,566)	$32,114,623

The accompanying notes are an integral part of this statement.

Jaco Electronics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended June 30,
	2007	2006	2005

Cash flows from operating activities
Net loss	$(3,120,920)	$(6,962,417)	$(4,859,860)
Loss from discontinued operations			64,140
Loss (gain) on sale of net assets of subsidiary	3,183,401		(631,446)

Income (loss) from continuing operations	62,481	(6,962,417)	(5,427,166)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	725,309	910,337	1,162,019
Deferred compensation	50,000	50,000	50,000
Stock-based compensation	64,568
Deferred income tax provision (benefit)		6,394,000	(3,230,249)
Stock options income tax expense			81,829
Gain on sale of marketable securities			(110,540)
Provision for doubtful accounts	546,126	(88,295)	366,100
Changes in operating assets and liabilities, net of
effects of acquisitions
Decrease (increase) in accounts receivable	200,017	(1,715,284)	865,642
Decrease (increase) in inventories	2,906,717	3,785,512	(39,559)
Decrease in prepaid expenses and other	43,203	7,870	728,024
Increase in other assets	(404,073)	(218,623)	(39,043)
(Decrease) increase in accounts payable	(6,184,754)	4,230,606	(6,815,927)
(Decrease) increase in unearned revenue		(8,285,200)	8,285,200
Decrease in income taxes payable	(24,155)	(26,542)	(387,469)
Increase (decrease) in accrued compensation	44,948	(338,639)	(292,710)
(Decrease) increase in accrued expenses and other current liabilities	(400,003)	220,978	207,776

Net cash used in continuing operations	(2,369,616)	(2,035,697)	(4,596,073)
Net cash used in discontinued operations			(439,405)

Net cash used in operating activities	(2,369,616)	(2,035,697)	(5,035,478)

Cash flows from investing activities
Purchase of marketable securities			(8,470)
Proceeds from sale of marketable securities			829,422
Capital expenditures	(221,104)	(152,915)	(1,143,080)
Proceeds from sale of assets of a subsidiary, net of transaction costs			8,990,254

Net cash (used in) provided by continuing operations	(221,104)	(152,915)	8,668,126
Net cash used in discontinued operations			(57,855)

Net cash (used in) provided by investing activities	(221,104)	(152,915)	8,610,271

Cash flows from financing activities
Borrowings from line of credit	247,580,648	221,637,540	250,582,387
Repayments of line of credit	(244,957,813)	(219,746,562)	(254,376,969)
Principal payments under equipment financing	(45,613)	(56,853)	(53,498)
Payments under term loan	-	-	(35,552)
Proceeds from exercise of stock options	-	62,275	180,500

Net cash provided by (used in) continuing operations	2,577,222	1,896,400	(3,703,132)
Net cash used in discontinued operations	-	-	(102,893)

Net cash provided by (used in) financing activities	2,577,222	1,896,400	(3,806,025)

NET DECREASE IN CASH	(13,498)	(292,212)	(231,232)

Cash and cash equivalents at beginning of year	29,211	321,423	552,655

Cash and cash equivalents at end of year	$15,713	$29,211	$321,423

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,900,000	$2,600,000	$2,100,000
Income taxes	65,000	84,000	101,000
Supplemental schedule of non-cash financing and
investing activities:
Equipment acquired capital leases	-	$72,052	-
The accompanying notes are an integral part of these statements.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

NOTE A – DESCRIPTION OF BUSINESS AND LIQUIDITY MATTERS

Jaco Electronics, Inc. and Subsidiaries (the “Company”) is primarily engaged, principally in the United States, in the distribution of electronic components, including semiconductors, capacitors, resistors, electromechanical devices, flat panel displays and power supplies, which are used in the manufacture and assembly of electronic products.  In addition, the Company previously provided contract manufacturing services. During the first quarter of fiscal 2005, the Company sold its contract manufacturing subsidiary. The results of operations for the contract manufacturing subsidiary have been classified as discontinued operations for all periods presented herein (See Note C).

 The Company incurred net losses of approximately $3,121,000, $6,962,000 and $4,860,000 during the years ended June 30, 2007, 2006 and 2005, respectively. Included in net loss for the year ended June 30, 2007, was approximately $3,183,000 related to the write-off of an uncollectible note receivable and other receivables which had arisen from the sale of the contract manufacturing subsidiary (see Note C). Excluding such write-off, the Company reported income from continuing operations of approximately $62,000. The Company also utilized approximately $2,370,000 of cash in operations during the year ended June 30, 2007.  At June 30, 2007, the Company had cash of approximately $16,000 and working capital of approximately $3,897,000.

As discussed further in Note F, the Company maintains a secured revolving line of credit, which provides the Company with bank financing based upon eligible accounts receivable and inventory, as defined. On December 22, 2006, the Company entered into a new three-year credit agreement with CIT Group/Business Credit, Inc., which provides for a $55,000,000 revolving secured line of credit.   In recent quarters, the Company was, at times, in violation of certain financial covenants contained in the prior credit agreement and was required to secure waivers and make further amendments to the credit agreement. As of June 30, 2007, and for all quarters in fiscal 2007, the Company was in compliance with all of its financial covenants contained in its new credit agreement.

Management believes that the Company should be able to generate sufficient revenues, improve operating costs and vendor support consistent with its plan, and to remain in compliance with its bank covenants. Such operating performance will be subject to financial, economic and other factors beyond the Company's control, and there can be no assurance that the Company will be able to achieve these goals. If these goals are not achieved or if the Company is unable to remain in compliance with its bank covenants it would have a material adverse effect upon the Company.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                         June 30, 2007, 2006 and 2005

 NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2.      Revenue Recognition

The Company derives revenue from the sale of finished products to its customers.  Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, title to the product has transferred to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company’s products are sold on a stand alone basis and are not part of sales arrangements with multiple deliverables. The Company reduces revenue for rebates and estimated customer returns and other allowances. The Company offers rebates to certain customers based on the volume of products purchased.

The majority of our sales are shipped FOB shipping point.  We recognize revenue as product is shipped  based on FOB shipping point terms and when title passes to customers.  However, there are instances with certain customers where product is shipped with FOB destination point terms.  For the sales that are shipped FOB destination point, we do not recognize the revenue until the product is received by the customer.
When shipping terms are FOB destination, revenue is recognized when product is received by the customer.

A portion of the Company’s business involves shipments directly from its suppliers to its customers. In these transactions, the Company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, the Company recognizes revenue when the Company is notified by the supplier that the product has been shipped.

The Company also maintains a consignment inventory program, which provides for certain components to be shipped on-site to a consignee so that such components are available for the consignee’s use when they are required. The consignee maintains a right of return related to unused standard parts that are shipped under the consignment inventory program. Revenue is not recognized from products shipped on consignment until notification is received from the Company’s customer that it has accepted title to the inventory that was shipped initially on consignment. The items shipped on consignment as to which the customer has not yet accepted title are included in the Company’s inventories on the accompanying balance sheets. Consignment inventory at customer’s locations amounted to $1,046,000 and $366,000, respectively, at June 30, 2007 and June 30, 2006.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                            June 30, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3.      Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers cash instruments with original maturities of less than three months to be cash equivalents.

4.      Investments in Marketable Securities

Investments in marketable securities consisted of investments in mutual funds.  Realized gains and losses from the sale of available-for-sale securities were determined on a specific identification basis.  Changes in the fair value of available-for-sale securities were included in accumulated other comprehensive loss, net of the related deferred tax effects.  During the year ended June 30, 2005, the Company sold all of its marketable securities for an aggregate amount of $829,422. The Company recognized a net gain of $110,540 in connection with these sales.

5.	Accounts Receivable

The Company's accounts receivable are due from a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense, aerospace, medical equipment and other industries.  The Company extends credit based upon ongoing evaluations of a customer’s financial condition and payment history and, generally, collateral is not required.  Accounts receivable are generally due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  While such uncollectible amounts have historically been within the Company’s expectations and provisions established, if a customer’s financial condition were to deteriorate, additional reserves may be required.

The following is a summary of changes in the allowance for doubtful accounts:

	2007	2006

Beginning balance	$491,000	$554,000
Provision for doubtful accounts	544,000	88,000
Other	42,000	10,000
Write-offs of un-collectible accounts	(48,000)	(161,000)

Ending balance	$1,029,000	$491,000

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                            June 30, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

6.      Inventories

Inventories, which consist of goods held for resale, are stated at the lower of cost or estimated market value.  Cost is determined using the first-in, first-out and average cost methods.  A provision of $6,162,000 and $6,115,000 to reduce inventories to their estimated market value as of June 30,
2007 and 2006, respectively, has been provided for.   The Company, with most vendor agreements, receives price protection on certain product.  The Company accounts for price protection received from its vendors in accordance with the provisions of EITF 02-16 “Accounting for Consideration Given By a Vendor to a Customer.”  The Company records cash consideration or credits received from a vendor for inventory price protection as a result of the vendor lowering its prices as a reduction of product cost, which is therefore reported as a reduction of cost of goods sold in the statement of operations.

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

8.      Goodwill And Other Intangible Assets

Goodwill represents the excess of the aggregate price paid by the Company over the fair market value of the tangible assets acquired in business acquisitions.

Goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value-based test.  The Company performed its annual impairment test as of June 30, 2007 and reviewed its seven reporting units by comparing the fair value of the reporting unit to its carrying amount, including goodwill, and determined that no impairment exists with respect to the recorded amount of goodwill.

Intangible assets with finite lives are amortized over their estimated useful lives.  Those intangible assets are reviewed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Included in other assets on the accompanying balance sheets are the costs of identifiable intangible assets, net of accumulated amortization of $684,000 and $513,000, aggregating $1,026,000 and $1,197,000 at

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

June 30, 2007 and 2006, respectively.  Such assets consist of franchise agreements that are being amortized on a straight-line basis over ten and five years, respectively.  Amortization expense on intangible assets aggregated approximately $171,000, $171,000 and $297,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Expected amortization expense related to intangible assets for the next five years is as follows:

Year ending June 30,
2008	$171,000
2009	171,000
2010	171,000
2011	171,000
2012	171,000

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

10.    Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carry forwards for which income tax expenses or benefits are expected to be realized in future years.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. During the year ended June 30, 2006, the Company recorded an adjustment of $6,394,000, reducing the carrying value of the deferred tax assets to zero. (See Note E.)

     11.       Income (Loss) Per Common Share

Basic income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share reflects the potential dilution that would occur if stock options were exercised.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A reconciliation between the denominators of the basic and diluted income (loss) per common share is s follows:

	Twelve months ended
	June 30,
	2007	2006	2005
Weighted-average number of common shares
outstanding (basic)	6,294,332	6,282,601	6,249,622

Effect of dilutive securities:	65,884	-	-

Stock options

Weighted-average number of common shares
outstanding (basic)	6,360,216	6,282,601	6,249,622

Stock options totaling 428,250, 499,750 and 532,000 for the years ended June 30, 2007, 2006 and 2005 were not included in the net income (loss) per common share calculation because the exercise price of these options was greater than the average market price of common stock during the period or these options were anti-dilutive due to losses during the respective periods.

12.    Fair Value of Financial Instruments and Business Concentrations

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable.  Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company’s customer base, their dispersion across geographic areas and industries, along with the Company’s policy of maintaining credit insurance.  The Company routinely addresses the financial strength of its customers and, historically, its accounts receivable credit risk exposure is limited.  Two customers of the Company accounted for approximately 14% and 10%, 13% and 11%, and 21% and 13% of our total net sales for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. The loss of anyone of these customers could have an adverse impact on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards No. 107 “Fair Value of Financial Instruments” (“SFAS No. 107”) requires disclosure of the estimated fair value of an entity’s financial instrument assets and liabilities.  The Company’s principal financial instrument consists of a revolving credit facility, expiring on December 22, 2009, with two participating financial institutions.  The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rate approximates the current prevailing interest rate. The carrying amount of accounts receivable and accounts payable approximate fair value due to the short term maturities of the instruments.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements.  During the fiscal year ended June 30, 2007, products purchased from two suppliers accounted for 23% and 7%, respectively, of net sales, as compared to 27% and 7% for the fiscal year ended June 30, 2006 and 27% and 12% for the fiscal year ended June 30, 2005.  As is common in the electronics distribution industry, from time to time the Company has experienced terminations of relationships with suppliers.  There can be no assurance that, in the event a supplier cancelled its distributor agreement with the Company, the Company would be able to replace the sales associated with such supplier with sales of other products.

13.    Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates made by management in preparing the consolidated financial statements include the allowance for doubtful accounts, assessing the collectibility of the note receivable, the provision for obsolete or slow moving inventories, the valuation of goodwill and other intangible assets and the valuation of net deferred income tax assets.

14.	Comprehensive Loss

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”), establishes rules for reporting and display of comprehensive loss and its components in financial statements. Comprehensive loss consists of net earnings loss and unrealized gains and losses on available-for-sale securities and is presented in the consolidated statement of changes in shareholders’ equity, net of applicable taxes.

15.      Shipping and Handling Fees

Shipping and handling fees charged to customers are included in net sales. Shipping and handling expenses paid are included as a component of cost of good sold.

16.      Advertising

Advertising costs, which are incurred primarily for print advertising in trade and leisure publications, are expensed as incurred and totaled $26,987, $13,969 and $16,296 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

17.    Stock-based Compensation

As described more fully in Note I, the Company maintained two stock option plans during the fiscal years ended June 30, 2007, 2006 and 2005. Effective July 1, 2005, the Company adopted SFAS No. 123R, “Share Based Payment” (“SFAS No. 123(R)”), which requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period in the Company’s financial statements. The Company used the modified-prospective transition method to adopt SFAS No. 123(R).

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing formula and a single option award approach. The fair value is then amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The use of the Black-Scoles option-pricing formula requires management to make assumption regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the risk-free interest on the implied yield currently available on U.S. Treasury securities with an equivalent term, the expected term that the options are expected to be outstanding, the expected volatility in the market price of the Company’s common stock over the expected term of the options and an estimate of the amount of the options that are ultimately expected to be forfeited.

During the year ended June 30, 2007, 190,000 stock options were granted to certain employees and directors of the Company. These stock options had exercise prices ranging from $3.10 to $3.80, vest in 25% increments over four years and expire ten years from the date of grant. The weighted-average fair value of these options was $2.50, which was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions: expected volatility of 71%; risk-free interest rate of 4.60%; expected term of 7 years; and expected dividend yield of 0. Stock-based compensation expense recognized in earnings during the year ended June 30, 2007 was $64,568.

At June 30, 2007, there was $396,650 of unamortized compensation expense related to stock options. The Company expects to recognize such expense over a period of approximately 3.5 years, which represents the requisite service period for such awards.

For the fiscal year ended June 30, 2006, there were no stock options granted and no stock option expense reported in net loss as no options vested during the year nor were any options modified during the period.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) will be classified as financing cash flows. During fiscal years ended June 30, 2007 and 2006, the Company did not record any tax benefits from deductions resulting from the exercise of stock options.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                       June 30, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Through June 30, 2005, the Company accounted for its two stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, compensation expense was only recognized when the market value of the underlying stock at the date of grant exceeded the amount an employee must pay to acquire the stock. Since all stock options granted under our plans were to employees, officers or independent directors, and since all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant, no compensation expense had been recognized in the Company's consolidated financial statements in connection with employee stock option grants. During the fiscal year ended June 30, 2005, no stock options were granted.

The following table illustrates the effect on net loss and loss per share for the fiscal year ended June 30, 2005 had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

2005

Net loss, as reported	$(4,859,860)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(134,997)

Pro forma net loss	$(4,994,857)

Net loss per common share:
Basic - as reported	$(0.78)

Basic - pro forma	$(0.80)

Diluted - as reported	$(0.78)

Diluted - pro forma	$(0.80)

18.           Adoption of New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be presented in the Income Statement (That Is, Gross versus Net Presentation).” The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                       June 30, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The consensus in EITF Issue 06-3 is effective for the interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF Issue 06-3 effective in the fiscal year ended June 30, 2007. The adoption of EITF Issue 06-3 did not have a significant effect on its financial statements as it did not change its existing accounting policy which is to present taxes within the scope of EITF Issue 06-3 on a net basis.

19.           Impact of Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109
“Accounting for Income Taxes.”  It prescribes a recognition and threshold measurement attribute for financial statement disclosure of tax positions taken or expected to be takes on a tax return.   The Company will be required to adopt the interpretation in the first quarter of fiscal 2008.  Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on the consolidated financial statements.

In, September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157,”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“SFAS No. 159,”). This standard amends SFAS No.115, “Accounting for Certain Investment in Debt and Equity Securities”,

with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which is our fiscal 2009. We are currently evaluating the impact of SFAS No.159 on our consolidated financial position and results of operations.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                           June 30, 2007, 2006 and 2005

NOTE C – DISCONTINUED OPERATIONS

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

Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was used to repay a portion of the outstanding borrowings under the Company's then-existing line of credit (See Note F). The balance of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. None of the scheduled payments on the note have been received by the Company. The purchase agreement also provided for a working capital adjustment, as defined, of up to $500,000. Both the Company and the Purchaser and its successors believe that each was entitled to the full working capital adjustment. Accordingly, the amount of the working capital adjustment has been disputed by both parties. The Company had recorded a pre-tax gain on the sale of Nexus of $1,080,494 in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2005 as a component of discontinued operations.

Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales of Nexus after the closing date, up to $1,000,000 in the aggregate. As of June 30, 2007, the Company has not earned any of the additional consideration.

Pursuant to the purchase agreement, the purchaser has also entered into a contract that designates the  Company as a key supplier of electronic components to Nexus for a period of five years following the closing date. The Company's sales to Nexus were approximately $718,000, $333,000 and $680,000 for the fiscal years ended June 30, 2007, June 30, 2006 and June 30, 2005, respectively, subsequent to the date of sale.

On September 19, 2006, Nexus Nano Electronics, Inc. (“NNE”), as successor to Sagamore, and its subsidiary filed suit against the Company in the U.S. District Court for the Southern District of New York alleging fraud and misrepresentations by the Company in connection with the sale of Nexus and seeking an unspecified amount of damages.  The Company believes that the plaintiffs’ claims are without merit and has intended to contest them vigorously as well as assert counterclaims for amounts owed to it in connection with such sale, if this matter is not settled.  Subsequent to the filing of this suit, the parties entered into settlement discussions and have reached an agreement in principle to settle this matter for, among other things, a mutual release of all disputed claims relating to this transaction and the cancellation of the purchaser’s $2.75 million subordinated note held by the Company in consideration for NNE’s issuance to the Company of shares of its preferred stock.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

    June 30, 2007, 2006 and 2005

NOTE C - DISCONTINUED OPERATIONS (continued)

The documentation relating to this proposed settlement has been substantially finalized but not yet approved by the parties’ respective boards of directors and, therefore, the Company cannot assure you that this settlement will be completed upon the terms described above or at all.

Due to the proposed settlement which will mutually release all disputed claims and the fact that the Company has determined that note will not be collected in cash and that the Company has not been able to establish what the fair value of shares of Nexus’ preferred stock would be, the Company’s management has determined that the note receivable has been impaired and has recorded a full write-off of the note receivable and all other amounts arising from the sale of Nexus during fiscal 2007. Such write-off has been reflected as a loss on sale of subsidiary in the accompanying consolidated statement of operations for the year ended June 30, 2007.

A summary of operating results of Nexus for the fiscal year ended June 30, 2005 was as follows:

Net sales                                                                                         $ 5,208,184
Income (loss) from operations before income taxes                         $  (103,452)
Gain on sale of net assets before income taxes                                 $ 1,080,494

NOTE D - PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consist of:

	Useful
	Life	June 30,
	in years	2007	2006

Machinery and equipment	3 to 7	$8,747,253	$8,526,149
Internally developed software costs	7	2,224,345	2,224,345
Transportation equipment	3 to 5	76,942	76,942
Leasehold improvements	5 to 10	601,218	601,218

		11,649,758	11,428,654

Less accumulated depreciation and amortization (including $166,693 in 2007 and $120,898 in 2006 of capitalized lease amortization)		(10,216,472)	(9,662,187)

		$1,433,286	$1,766,467

Included in machinery and equipment are assets recorded under capitalized leases at June 30, 2007 and 2006 of $202,721. Accumulated amortization of internally developed software costs at June 30, 2007 and 2006 aggregated $2,082,647 and $2,022,355, respectively.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2007, 2006 and 2005

NOTE E - INCOME TAXES

The components of the Company’s provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2007	2006	2005

Federal
Current	$-	$-	$(443,067)
Deferred	-	6,394,449	(2,431,201)

	-	6,394,449	(2,874,268)

State	22,991	73,021	60,693

	$22,991	$6,467,470	$(2,813,575)

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Year Ended June 30,
	2007	2006	2005
Statutory U.S. Federal tax rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of Federal tax benefit	(0.5)	9.7	(1.4)
Sales expense for which no tax benefit arises	(6.6)	13.6	1.0
Other	-	-	0.3
Valuation Allowance	-	1,317.4	-

Effective tax rate	26.9%	1,306.7%	(34.1)%

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2007, 2006 and 2005

NOTE E - INCOME TAXES (continued)

Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes are summarized as follows:

	2007	2006

Deferred tax assets
Net operating loss and other carryforwards	$3,300,000	$3,590,000
Allowance for bad debts	391,000	187,000
Inventory valuation	2,500,000	2,514,000
Deferred compensation	625,000	618,000
Other deferred tax assets	1,404,000	175,000

Total deferred tax assets	8,220,000	7,084,000

Deferred tax liabilities
Depreciation	(300,000)	(259,000)

Total deferred tax liabilities	(300,000)	(259,000)
Valuation Allowance Net deferred tax assets	(7,920,000)	(6,825,000)

Less: Current portion	-	-

Net deferred tax asset	$-	$-

At June 30, 2007, the Company had available Federal net operating loss carry-forwards of approximately $7,300,000, which expire during the fiscal years 2024 through 2026.

In addition, the Company had various state net operating loss carry forwards that expire in varying amounts during the fiscal years 2007 through 2026.

The Company has considered all positive and negative factors in determining if the deferred tax asset is realizable. Based on these factors, management could not conclude that it is more likely than not that the net deferred tax asset will be realized and had established a valuation allowance for the full amount of the deferred tax asset at June 30, 2006 to bring the carrying value of the net deferred tax asset to zero.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2007, 2006 and 2005

NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS

Debt and capitalized lease obligations are as follows:

	June 30,
	2007	2006

Revolving line of credit (a)	$37,718,924	$35,096,088
Capitalized lease obligations (b)	99,834	162,888

	37,818,758	35,258,976

Less amounts representing interest on capitalized
lease obligations	(11,723)	(29,163)

	37,807,305	35,229,813

Less current maturities	(37,772,069)	(35,141,702)

	$34,966	$88,111

(a)	Revolving Line of Credit Facility

To provide liquidity in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2006, the Company entered into a new three-year credit agreement with CIT Group/Business Credit, Inc. (“CIT”), which provides for a $55,000,000 revolving secured line of credit. This credit facility has a maturity date of December 22, 2009. On January 23, 2007, CIT assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A. On March 23, 2007, the credit facility was amended to provide the Company with a supplemental loan (“Supplemental Loan”) of $3,000,000, which originally was payable on May 17, 2007. On May 18, 2007, the Supplemental Loan was amended to provide for periodic payments to be made through July 15, 2007, at which time the Supplemental Loan was to be paid in full. On July 24, 2007 the Supplemental Loan was amended again to provide a $3,000,000 loan at an interest rate equal to the LIBOR rate plus 5%. The Supplemental Loan is now payable in seven quarterly installments commencing October 1, 2007. In addition, mandatory prepayments are to be made based (i) on an amount equal to fifty percent of Excess Cash Flow, as defined in the agreement and (ii) on the net proceeds of Designated Inventory, as defined in the agreement. Borrowings under the new credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company.  At June 30, 2007, the outstanding balance on this revolving line of credit facility was $37,718,924 ($22,000,000 of which is borrowed under a 30-day LIBOR-based revolver and $1,500,000 under the Supplemental Loan) with an additional $8,238,729 available. At June 30, 2007, the Company had outstanding $2,500,000 of stand-by letters of credit on behalf of certain vendors.  The interest rate on the outstanding borrowings under the credit facility at June 30, 2007 was 7.57% on the borrowings under the 30-day LIBOR-based revolver, 9.34% on the Supplemental Loan and 9% (prime plus 0.75%) on the balance of the borrowings.

Under the credit agreement, the Company is required to comply with one financial covenant which stipulates that in the event the Company’s additional borrowing availability under the revolving line of credit facility for

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2007, 2006 and 2005

NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)

any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter for the most recently ended four fiscal quarters.

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

As of June 30, 2007, the Company was in compliance with all of the financial covenants contained in the credit agreement.

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

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2007, 2006 and 2005

NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)

The following is a summary of the aggregate annual maturities of debt and capitalized lease obligations as of June 30, 2006:

		Capitalized
	Debt	Leases

Year ending June 30,
2008	37,718,924	63,053
2009		36,781

	$37,718,924	$99,834

NOTE G - COMMITMENTS AND CONTINGENCIES

1.      Leases

The Company leases certain office and warehouse facilities under noncancellable operating leases.  The leases also provide for the payment of real estate taxes and other operating expenses of the buildings.  Rent expense on all office and warehouse facilities leases for the years ended June 30, 2007, 2006 and 2005 was approximately $1,467,000, $1,565,000 and $1,791,000, respectively. The minimum annual lease payments under such leases are as follows:

Year ending June 30,
2008	$1,351,378
2009	1,099,804
2010	905,062
2011	903,680
2012	865,368
Thereafter	1,374,030

$6,499,322

Included in the above are office and warehouse facilities leased from a partnership owned by two officers and directors of the Company.  The lease expires in December 2013 and requires minimum lease payments of $712,000 during the fiscal year ended June 30, 2008. The Company’s rent expense was approximately $748,000, $755,000 and $755,000 for the years ended June 30, 2007, 2006 and 2005, respectively, in connection with this lease.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2007, 2006 and 2005

NOTE G - COMMITMENTS AND CONTINGENCIES (continued)

2.      Other Leases

The Company also leases various office equipment and automobiles under noncancellable operating leases expiring through June 2011.  The minimum rental commitments required under these leases at June 30, 2007 are as follows:

Year ending June 30,
2008	$78,674
2009	55,419
2010	33,527
2011	808

$168,428

3.      Employment Agreements

The Company has entered into employment agreements with three executive officers, which provide for annual base salaries aggregating $925,000 through June 30, 2008 and contain provisions for severance payments in the event of change of control as defined in the agreements.  The Company’s agreements with its Chairman and Executive Vice President provide for cash bonuses equal to 4% and 2%, respectively, of the Company’s earnings before income taxes for each fiscal year in which such earnings are in excess of $1,000,000, or 6% and 3%, respectively, of the Company’s earnings before income taxes if such earnings are in excess of $2,500,000 up to a maximum annual cash bonus of $720,000 and $360,000, respectively.  In addition, the Company’s agreement with its Chairman provides for deferred compensation which accrues at a rate of $50,000 per year and becomes payable in its entirety no later than January 15 of the year next following his cessation of employment for any reason.

The Company is obligated to provide health insurance to its Chairman and Executive Vice President, and their respective spouses, commencing upon their termination of employment with Jaco and ending on the later to occur of (i) their death or (ii) the death of their respective spouses. The Company recognizes the cost of providing postretirement benefits over the employees’ service periods. The recorded liabilities for these postretirement benefits, none of which has been funded, amounted to $293,400 and $244,500 at June 30, 2007 and 2006, respectively. The weighted-average discount rate used in determining the liability was 5.5%, and the annual percentage increase in health costs was 7%.

4.      Other Matters

The Company is a party to various legal matters arising in the general conduct of business.  The ultimate outcome of such matters is not expected to have a material adverse effect on the Company’s business, results of operations or financial condition (see Note C).

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2007, 2006 and 2005

NOTE G - COMMITMENTS AND CONTINGENCIES (continued)

5.	Guarantees

The Company has not entered into any third-party guarantees subsequent to December 31, 2002, nor has the Company modified any existing third-party guarantees subsequent to that date.

NOTE H - RETIREMENT PLAN

    The Company maintains a 401(k) Plan that is available to all employees, to which the Company contributes up to a maximum of 1% of each employee’s salary.  For the years ended June 30, 2007, 2006 and 2005, the Company contributed to this plan approximately $117,000, $98,000 and $108,000, respectively.

NOTE I - SHAREHOLDERS’ EQUITY

In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the “1993 Non-Qualified Stock Option Plan,” hereinafter referred to as the “1993 Plan.”  The Board of Directors or Compensation Committee is responsible for the granting and pricing of options under the 1993 Plan.  Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant.  The options expire five years from the date of grant and are exercisable over the period stated in each option.  In December 1997, the shareholders of the Company approved an increase in the amount of shares reserved for the 1993 plan to 900,000 from 440,000, of which there are no outstanding options at June 30, 2007 and June 30, 2006.

In October 2000, the Board of Directors approved the adoption of the “2000 Stock Option Plan,” hereinafter referred to as the “2000 Plan.”  The 2000 Plan, as amended, provides for the grant of up to 1,200,000 incentive stock options (“ISOs”) and nonqualified stock options (“NQSOs”) to employees, officers, directors, consultants and advisers of the Company.  The Board of Directors or Compensation Committee is responsible for the granting and pricing of these options.  Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant.  In the case of ISOs granted to shareholders owning more than 10% of the Company’s voting securities, the exercise price shall be no less than 110% of the fair market value of the Company’s common stock on the date of grant.  All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option.  Under the 2000 Plan, 1,200,000 shares of the Company’s common stock are reserved, of which 624,250 are outstanding and 434,750 are exercisable at June 30, 2007.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2007, 2006 and 2005

NOTE I -  SHAREHOLDERS’ EQUITY (continued)

A summary of the status and activity related to outstanding options granted to employees, directors and officers for the last three fiscal years is summarized as follows:

			Weighted-
	Nonqualified		average
	stock options		exercise
	Price range	Shares	price

Outstanding at June 30, 2004	$2.35 - $13.71	744,750	$5.17

Expired	$3.25 - $13.71	(140,250)	$7.31
Exercised	$2.35 - $2.50	(72,500)	$2.49

Outstanding at June 30, 2005	$2.35 - $8.31	532,000	$4.97

Expired	$8.00	(5,750)	$8.00
Exercised	$2.35	(26,500)	$2.35

Outstanding at June 30, 2006	$2.35 - $8.31	499,750	$5.07
Granted	$3.10 - $3.80	190,000	$3.48
Expired	$2.35 - $8.00	(65,500)	$3.55

Outstanding at June 30, 2007	$2.35 - $8.31	624,250	$4.74

Options exercisable at June 30, 2007		434,250	$5.30

Options exercisable at June 30, 2006		499,750	$5.07

Options exercisable at June 30, 2005		532,000	$4.97

The following table summarizes information concerning outstanding and exercisable options at June 30, 2007.

			Weighed Average
		Weighted	Remaining
	Number of	Average	Contractual Term in	Aggregated Intrinsic
	Options	Exercise Price	Years	Value (1)

Outstanding as of June 30, 2007	624,250	$4.74	6.17	$-

Exercisable as of June 30, 2007	434,250	$5.30	4.75	$-

(1)  The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for options that were in-the-money as of that date. There were no options in-the-money as of June 30, 2007 and there was no intrinsic value as of that date for options outstanding or exercisable.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2007, 2006 and 2005

NOTE I -  SHAREHOLDERS’ EQUITY (continued)

The Company had made purchases of 618,300 shares of its common stock from July 31, 1996 through September 13, 2000 for aggregate consideration of $2,204,515 under a previous stock repurchase program that has since been terminated. On September 18, 2001, the Company announced that its Board of Directors authorized the repurchase   of up to 250,000 shares of its outstanding common stock. Purchases could be made from time to time in open market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock for aggregate consideration of $110,051 during fiscal 2003. The Company made no such purchases of shares of its common stock during fiscal 2007, 2006 and 2005.

NOTE J – RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 2007, 2006 and 2005, the Company recorded sales of $267,367, $206,966 and $1,065,391, respectively, from a customer, Frequency Electronics, Inc. (“Frequency”).  The Company’s Chairman of the Board of Directors and President also serves on the Board of Directors of Frequency.  Amounts included in accounts receivable from Frequency at June 30, 2007 and 2006 aggregate $15,832 and $17,068, respectively.

A law firm of which one of our former directors is a partner provides legal services on behalf of the Company. The director chose not to stand for re-election to our Board of Directors at our last Annual Meeting of Shareholders and, therefore, his term expired on December 12, 2006. Fees paid to such firm amounted to $78,903, $63,471, and $101,949 for the fiscal years ended June 30, 2007, 2006 and 2005

The son-in-law of the Company's Chairman and President was a partner of law firms during the years ended June 30, 2007, 2006 and 2005, which provided legal services on behalf of the Company. Fees paid to such firms amounted to $73,779, $96,518 and $315,980 for the fiscal years ended June 30, 2007, 2006, and 2005, respectively.

The Company leases office and warehouse facilities lease from a partnership owned by two officers and directors of the Company (See Note G). As of June 30, 2005, this Partnership had advanced the Company $125,000 to fund the construction of a new LCD Integration Center. This amount has been included as a component of accrued expenses and other current liabilities in the accompanying balance sheet as of June 30, 2006 and was repaid during the fiscal year ended June 30, 2007.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

    June 30, 2007, 2006 and 2005

NOTE K – GEOGRAPHIC AND PRODUCT INFORMATION

Electronic components distribution sales include exports made principally to customers located in Western   Europe, Canada, Mexico, and the Far East.  For the years ended June 30, 2007, 2006 and 2005, export sales amounted to approximately $91,457,507, $75,665,510 and $80,584,000, respectively. Information pertaining to the Company's operations in individual geographic areas for fiscal years 2007, 2006 and 2005 is not considered material to the financial statements.

The following table provides information regarding product sales to external customers:

	Year ended June 30,
	2007	2006	2005

Semiconductors	$129,915,000	$114,674,000	$133,532,000
Flat Panel Displays	59,395,000	60,626,000	38,946,000
Passive components	37,028,000	35,822,000	40,106,000
Electromechanical devices	13,894,000	17,399,000	19,241,000

Total	$240,232,000	$228,521,000	$231,825,000

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

    June 30, 2007 and 2006

NOTE L - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2007	2007	2006	2006	2006	2006	2005	2005

Net Sales	$54,734,060	$49,890,362	$65,989,744	$69,617,579	$67,046,409	$60,905,905	$48,107,541	$52,461,032

Gross Profit	$8,771,989	$7,779,977	$8,516,081	$8,657,114	$8,640,801	$7,781,596	$6,664,660	$7,117,418

Income (Loss) from continuing operations	$407,843	$(746,500)	$140,063	$261,075	$416,132	$83,533	$(7,362,609) (b)	$(99,473)
(Loss) earnings from discontinued operations	$(3,183,401) (a)

Net Income (Loss)	$(2,775,558) (a)	$(746,500)	$140,063	$261,075	$416,132	$83,533	$(7,362,609) (b)	$(99,473)

Income (Loss) from continuing operations
Basic	$0.06	$(0.12)	$0.02	$0.04	$0.07	$0.01	$(1.17)	$(0.02)
Diluted	$0.06	$(0.12)	$0.02	$0.04	$0.07	$0.01	$(1.17)	$(0.02)

(Loss) earnings from discontinued operations
Basic	$(0.51)
Diluted	$(0.50)

Income (Loss) Per Share
Basic	$(0.45)	$(0.12)	$0.02	$0.04	$0.07	$0.01	$(1.17)	$(0.02)
Diluted	$(0.44)	$(0.12)	$0.02	$0.04	$0.07	$0.01	$(1.17)	$(0.02)

Weighted Shares Outstanding
Basic	6,294,332	6,294,232	6,294,332	6,294,332	6,294,332	6,293,115	6,275,480	6,267,832
Diluted	6,315,464	6,294,332	6,369,866	6,373,733	6,381,941	6,387,780	6,275,480	6,267,832

(a) During the fourth quarter of Fiscal 2007, the Company wrote-off the entire outstanding balance on the note receivable arising from the Fiscal 2005 sale of Nexus as well as certain other miscellaneous receivables arising from that sale (see Note C).

(b) During the second quarter of fiscal 2006, the Company recorded a provision for income taxes of $6,629,000 consisting mainly of a $6,610,500 deferred tax write-off. The adjustment was made because the Company could no longer conclude that, based upon the weight of available evidence, it was "more likely than not" that the deferred tax asset of $6,610,500 would be realized (see Note E).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Jaco Electronics, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Jaco Electronics, Inc. and subsidiaries referred to in our report dated September 20, 2007, which is included in this annual report on Form10-K for the year ended June 30, 2007.  Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

Melville, New York
September 24, 2007

Jaco Electronics, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2007, 2006 and 2005

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	other				Balance
	beginning	costs and	accounts -		Deductins -		at end of
	of period	expenses	describe		describe		period
Allowance for doubtful accounts
Year ended June 30, 2007	$491,000	$544,000	$42,000	(a)	$48,000	(b)	$1,029,000

Year ended June 30, 2006	$554,000	$88,000	$10,000	(a)	$161,000	(b)	$491,000

Year ended June 30, 2005	$695,000	$366,000	$89,000	(a)	$596,000	(b)	$554,000

Deferred tax asset
valuation allowance
Year ended June 30, 2007	$6,394,000	$-	$-		$-		$6,394,000
Year ended June 30, 2006	$-	$6,394,000	$-		$-		$6,394,000

(a)      Recoveries of accounts.
(b)  Represents write-offs of uncollectible accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACO ELECTRONICS, INC.
By:_/s/ Joel H. Girsky
Joel H. Girsky, Chairman of the
Board, President and Treasurer

Dated:  September 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joel H. Girsky Joel H. Girsky	Chairman of the Board, President and Treasurer (Principal Executive Officer)	September 28, 2007

/s/ Jeffrey D. Gash Jeffrey D. Gash	Executive Vice President- Finance and Secretary (Principal Financial and Accounting Officer)	September 28, 2007

/s/ Joseph F. Oliveri Joseph F. Oliveri	Vice Chairman of the Board and Executive Vice President	September 28, 2007

/s/ Charles B. Girsky Charles B. Girsky	Executive Vice President and Director	September 28, 2007

/s/ Don Ackley Don Ackley	Director	September 28, 2007

/s/ Marvin Meirs Marvin Meirs	Director	September 28, 2007

/s/ Neil Rappaport Neil Rappaport	Director	September 28, 2007

/s/ Robert J. Waldman Robert J. Waldman	Director	September 28, 2007