Form 10-K/A
JACO ELECTRONICS INC
filed 2007-10-29
CIK 52971

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

DOCUMENTS INCORPORATED BY REFERENCE.

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed on September 27, 2007 (the “Form 10-K”) is being filed to amend and restate only the following items of the Form 10-K: Part III, Items 10, 11, 12, 13 and 14.  Other than these items, none of the information contained in the Form 10-K has been revised or amended.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The current directors and executive officers of the Company, their ages, their positions and terms of office with the Company are set forth below.

Name	Age	Position

Joel H. Girsky	68	Chairman of the Board, CEO, President and Treasurer

Joseph F. Oliveri	58	Vice Chairman of the Board and Executive Vice President

Charles B. Girsky	73	Executive Vice President and Director

Jeffrey D. Gash	55	Executive Vice President, Finance, CFO and Secretary

Gary Giordano	50	Executive Vice President

Don Ackley	54	Director

Marvin Meirs	65	Director

Neil Rappaport	61	Director

Robert J. Waldman	72	Director
_______________

Joel H. Girsky has served as Chairman of the Board, President and Treasurer of the Company since 1983, and has been a Director and executive officer of the Company since it was founded in 1961.  He also is a director of Frequency Electronics, Inc. of Uniondale, New York, a manufacturer of highly sophisticated synchronized time clocks.  Mr. Girsky and Charles B. Girsky are brothers.

Joseph F. Oliveri has served as Vice Chairman of the Board of Directors and an Executive Vice President of the Company since June 2000.  From March 1983 to June 2000, he served as President and Chief Executive Officer of Interface Electronics Corp., a distributor of electronic components (“Interface”).  The Company acquired Interface in June 2000.

Charles B. Girsky has served as Executive Vice President of the Company since 1988 and as a Director since 1996.  He was a founder, Director and President of the Company from 1961 through 1983 and then rejoined the Company as an executive officer in August 1985.  Mr. Girsky and Joel H. Girsky are brothers.

Jeffrey D. Gash has served as an Executive Vice President, Finance and CFO of the Company since October 2000.  He served as Vice President of Finance from January 1989 to September 2000, and as Controller of the Company for more than five years prior thereto.  In September 1999, he became Secretary of the Company.  He has also served in similar capacities with the Company’s subsidiaries.

Gary Giordano has served as Executive Vice President of the Company since June 2000.  From February 1992 to June 2000, he served as Vice President of Sales and Marketing.

Don Ackley has served as a Director since February 2007. He is currently CEO of Nanotrope, Inc., a company focused on nanotechnology development founded in 2004. Prior to founding Nanotrope, he was President and CEO of VSK Photonics, an early-stage start-up developing high-speed electronics and photonics for fiber-optic networks. He has also held positions in Hewlett-Packard, RCA, Siemens and Motorola, as well as at a number of other start-ups at various stages of development, including some of the earliest fiberoptics ventures, Lytel and Epitaxx.

Marvin Meirs has served as a director since December 2006. From 1978 until his retirement in 1999, he served as Vice President of Engineering at Frequency and, from 1998 until 2004, he also was a director of Frequency.  From 1966 to 1978, Mr. Meirs served in various other senior engineering capacities with Frequency.  Prior thereto, Mr. Meirs served as a senior engineer with Polarad Electronics, and as a development engineer with Servo Corporation of America.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of the Common Stock to file with the SEC initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5.  Executive officers, directors, and ten percent shareholders are required to furnish the Company with copies of such forms.  Based solely on a review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that during its fiscal year ended June 30, 2007, the Company’s executive officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements. A Form 3 and Form 4’s were filed on behalf of Mr. Joseph F. Oliveri to report holdings and transactions that had not been reported in prior years.

Audit Committee and Audit Committee Expert

The Company has a separately-designated standing Audit Committee of its Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee currently are Robert J. Waldman, who acts as Chairman of the committee, Don Ackley, Marvin Meirs and Neil Rappaport.

Our Board of Directors has determined that Robert J. Waldman, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 401(h) of SEC Regulation S-K. and each member of the audit committee is independent as defined under applicable rules of the SEC and The Nasdaq Stock Market.

Code of Ethics

We have adopted a code of ethics within the meaning of Item 406(b) of SEC Regulation S-K, called the “Jaco Electronics, Inc. Code of Business Conduct,” which applies to our chief executive officer, chief financial officer, controller and all our other officers, directors and employees.  This document is available free of charge and is posted on our website at jacoelectronics.com.

Item 11.  Executive Compensation.

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the information presented in the compensation tables, the footnotes to those tables and the related disclosures appearing elsewhere in this proxy statement.

Introduction

The Compensation Committee of the Board of Directors of the Company (the “Committee”) is currently composed of four directors, each of whom is independent as defined in applicable rules of the Nasdaq.  The Committee is responsible for reviewing and recommending to the Company’s Board of Directors the Company’s compensation policies for the remuneration of the Company’s Chief Executive Officer and all of its other executive officers (collectively, “Executives”), including salaries, bonuses and grants of awards under, and administration of the Company’s stock incentive plans.  In determining the cash and non-cash compensation of Executives, the Committee annually evaluates both individual and corporate performance from both a short-term and long-term perspective.

Philosophy

The Company’s compensation program for Executives (the “Program”) seeks to encourage the achievement of business objectives of the Company and superior corporate performance by the Executives.  The Program is designed to enable the Company to attract, reward and retain highly qualified executives and to foster a performance-oriented environment wherein management’s long-term focus is on maximizing shareholder value through the use of equity-based incentives.  The Program calls for consideration of the nature of each Executive’s work and responsibilities, his or her leadership and technical skills, unusual accomplishments or achievements on the Company’s behalf, years of service, the Executive’s total compensation package (cash and non-cash compensation) and the Company’s financial condition generally.  The Committee does not assign weights to these factors nor necessarily consider any one more important than the others.

Components of Executive Compensation

Historically, the Company’s executive-level employees have received cash-based and equity-based compensation.  The Company attempts to pay its executive officers competitively in order that it may retain the most capable people in the industry.  Compensation levels for the Executives are derived from market comparisons with similarly sized distribution companies, including those engaged in the electronic components distribution industry with which the Company competes for executive talent. Based on information currently available to the Committee, including publicly available compensation information relating to direct competitors of the Company, the Committee believes that cash compensation levels for the Executives, including the Chief Executive Officer, are, on average, at or below the median of base salary levels for executive officers of similar companies.

Cash-Based Compensation: Base salary represents the primary cash component of an Executive’s compensation, and is determined by evaluating the responsibilities associated with an Executive’s position at the Company and his or her overall level of experience.  As described above under “Executive Compensation – Employment Agreements,” a number of the Executives, including four of the five Named Executive Officers, have entered into employment agreements with the Company that provide for fixed amounts of base salary.  Mr. Giordano’s salary is recommended by the Chief Executive Officer and reviewed and approved by the Committee. Effective October 2001, the Named Executive Officers agreed to a 10% reduction in base salary, of which all 10% reduction has been restored.  In addition, the Committee, in its discretion, may award cash incentive bonuses.  The Committee believes that the Executives are best motivated through a combination of stock option awards and cash incentives.

The employment agreements also provide the opportunity to earn cash bonuses based upon the Company’s profitability as described below under “Executive Compensation- Employment Agreements.”  For Fiscal 2007, Messrs. Joel Girsky, Charles Girsky and Jeff Gash did not receive cash bonuses, and Mr. Joseph Oliveri received a cash bonus, as determined in accordance with the terms of their respective employment agreements. Mr. Giordano was paid a bonus based on sales determined at the discretion of the Committee.

Equity-Based Compensation:  Equity-based compensation principally has been in the form of stock options, granted pursuant to the Company’s 2000 Stock Option Plan. The Committee believes that stock options represent an important component of a well-balanced compensation program.  Because stock option awards provide value only in the event of share price appreciation, stock options enhance management’s focus on maximizing long-term shareholder value, and thus provide a direct relationship between an Executive’s compensation and the shareholders’ interests.

No specific formula is used to determine option awards for an Executive.  Rather, individual award levels are based upon the subjective evaluation by the Committee of each Executive’s overall past and expected future contributions to the success of the Company.  During 2007, options were granted to each of Messrs. Gash, Oliveri and Giordano as described in the Grants or Plan-Based Awards table.

Compensation of the Chief Executive Officer

As described below under “Executive Compensation – Employment Agreements,” the Company has entered into an employment agreement with Joel H. Girsky, our Chairman of the Board and President, pursuant to which Mr. Joel Girsky is entitled to receive a base salary of $375,000 per fiscal year.  Mr. Girksy’s base salary was established based upon his level of responsibilities and years of experience.  As previously discussed, Mr. Girsky agreed to a 10% reduction in base salary effective October 2001, of which all 10% reduction has been restored.

Mr. Girsky is entitled to an annual incentive cash bonus based on a percentage of the Company’s earnings before income taxes, up to a maximum bonus of $720,000 in any fiscal year.  Through this incentive bonus arrangement, a substantial portion of Mr. Joel Girsky’s potential cash compensation is specifically linked to the Company’s profitability.  Because the Company did not report income from continuing operations in Fiscal 2007 in accordance with the terms of his employment agreement, Mr. Girsky was not paid a bonus for Fiscal 2007.  Pursuant to this employment agreement, Mr. Girsky receives $50,000 per year in deferred compensation.

In general, the philosophy, factors and criteria of the Committee generally applicable to the Company’s senior management are applicable to the Chief Executive Officer.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code imposes limitations on the federal income tax deductibility of compensation paid to the Company’s Chief Executive Officer and to each of the other four most highly compensated executive officers of the Company.  Under these limitations, the Company may deduct such compensation only to the extent that during any fiscal year the compensation does not exceed $1,000,000 or meets certain specified conditions (such as certain performance-based compensation that has been approved by the Company’s shareholders).  Based on the Company’s current compensation plans and policies and the Section 162(m) rules, the Company and the Committee believe that, for the near future, there is not a significant risk that the Company will lose any significant tax deduction for executive compensation.  The Company’s compensation plans and policies will be modified to ensure full deductibility of executive compensation if the Company and the Committee determine that such an action is in the best interest of the Company.

Other Benefits

The Company has established a 401(k) plan for its employees pursuant to which the Company makes contributions equal to 25% of the employee’s contribution to the plan, up to the first 4% of their salary.  In addition, the employment agreements for each of the Company’s executive officers provides for participation in health, disability and other insurance plans.

Compensation Committee Report

In accordance with its written charter adopted by the board of directors, the compensation committee oversees the Company’s compensation and employee benefit plans.  The compensation committee reviewed and discussed the executive compensation discussion and analysis for the year ended June 30, 2007 with the Company’s management.  Based on discussions with management, the compensation committee recommended to the board of directors that the compensation discussion and analysis be included in this proxy statement.

COMPENSATION COMMITTEE
Don Ackley
Marvin Meirs
Robert J. Waldman
Neil Rappaport, Chairman

Summary of Cash and Certain Other Compensation

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal year ended June 30, 2007 by its Chief Executive Officer, Chief Financial Officer and each of the Company’s other three most highly-compensated executive officers during Fiscal 2007 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Restricted Stock Awards ($) (3)	Total Compensation

Joel H. Girsky	2007	334,688	--	--	53,032	--	387,720
Chairman of the Board, CEO,
President, and Treasurer

Joseph F. Oliveri	2007	288,751	6,458	98,328	774	--	394,311
Vice Chairman and
Executive Vice President

Charles B. Girsky	2007	233,125	--	--	2,985	--	236,110
Executive Vice President

Jeffrey D. Gash	2007	189,000	13,633	--	2,325	--	204,958
Executive Vice President,
Finance, CFO and Secretary

Gary Giordano	2007	192,500	6,816	17,983	2,400	--	219,699
Executive Vice President

(1)
Includes the amounts recognized as expense by the Company with respect to stock awards in Fiscal 2007 in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in Note B (17) of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2007.

(2)
 Includes 401(k) plan matching contributions, premiums paid on group term life insurance, and, in the case of Mr. Joel Girsky, deferred compensation accrued in connection with his employment agreement with the Company.  401(k) matching contributions for Fiscal 2007 for the Named Executive Officers were as follows: Mr. Joel Girsky – $1,813, Mr. Oliveri – $0, Mr. Charles Girsky – $1,749, Mr. Gash – $1,911 and Mr. Giordano – $2,130.  Premiums paid on group term life insurance for Fiscal 2007 for the Named Executive Officers were as follows: Mr. Joel Girsky – $1,219, Mr. Oliveri – $774, Mr. Charles Girsky – $1,236, Mr. Gash – $414 and Mr. Giordano – $270.  $50,000 in deferred compensation was accrued in Fiscal 2007 in connection with Mr. Joel Girsky’s employment agreement with the Company.

(3)
On June 9, 1997, the Board of Directors awarded an aggregate of 97,500 shares of Common Stock under the Company’s Restricted Stock Plan to its executive officers as follows: 37,500 shares of Common Stock to Mr. Joel Girsky, 37,500 shares of Common Stock to Mr. Charles Girsky, 15,000 shares of Common Stock to Mr. Gash and 3,750 shares of Common Stock to Mr. Giordano, as adjusted to give effect to a 3-for-2 stock split of the Common Stock effective on July 24, 2000. The plan was approved by the Company’s shareholders on December 9, 1997.  The awards vested in one-quarter increments annually.  Accordingly, as of June 30, 2007, all of the aforementioned awards were vested.  The value of the aggregate restricted stock holdings of these individuals at June 30, 2007 was as follows: $62,000 for Mr. Joel Girsky, $62,000 for Mr. Charles Girsky, $24,800 for Mr. Gash and $6,200 for Mr. Giordano.  These figures are based upon the fair market value per share of the Company’s Common Stock at June 30, 2007, minus the purchase price of such awards.  The closing sale price for the Company’s Common Stock as of June 30, 2007 on the Nasdaq National Market was $2.32.

Employment Agreements

The Company entered into a four-year employment agreement with Mr. Joel Girsky, effective as of July 1, 2001, to serve as the Company’s Chairman and President.  The employment agreement will automatically be extended for additional one-year periods on each anniversary date, unless notice of non-renewal is given 90 days prior to an anniversary date.  In the event that a notice of non-renewal is so delivered by either party, Mr. Girsky’s employment agreement shall continue for a period of three years following the anniversary date, which follows immediately after the date that such notice is delivered.  However, in the event that a notice of non-renewal is delivered by either party at such time as Mr. Girsky is at least 70 years of age, then the employment agreement shall continue for a period of only one year following the anniversary date which follows immediately after the date that such notice is delivered.  The employment agreement has been automatically extended for an additional one-year period.  Mr. Girsky is entitled to receive a base salary of $375,000 for each fiscal year ending June 30; however, effective October 2001, he (and the other Named Executive Officers) voluntarily agreed to a 10% salary reduction, of which all 10% has been restored.  In addition, he is entitled to receive a cash bonus equal to four percent of the Company’s earnings before income taxes for each fiscal year in which such earnings are between $1.0 million and $2.5 million, or six percent of the Company’s earnings before income taxes for such fiscal year if such earnings are in excess of $2.5 million, up to a maximum annual cash bonus of $720,000.  If the Company’s earnings before income taxes are in excess of $12.0 million for any such fiscal year, Mr. Girsky may also receive stock options at the discretion of the compensation committee.  Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $375,000 if he dies or becomes permanently disabled during the term of the employment agreement. The death benefit of $1.5 million provided for in Mr. Girsky’s prior employment agreement with the Company was funded by life insurance policies maintained by the Company, which policies have been transferred to Mr. Girsky.  Mr. Girsky also receives deferred compensation which accrues at the rate of $50,000 for each year of employment beginning July 1, 1984, which becomes payable in a lump sum at the cessation of his employment, with or without cause.  In the event of a change in control of the Company, Mr. Girsky is entitled to receive 299% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky’s base amount, as computed in accordance with Section 280G(d)(4) of the Internal Revenue Code of 1986, as amended (the “Code”).  Additionally, upon a change of control, Mr. Girsky’s employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Girsky.  Commencing upon the termination of Mr. Girsky’s employment with the Company, and ending on the later to occur of Mr. Girsky’s death or his spouse’s death, the Company will permit Mr. Girsky and his spouse, to the extent eligible, to participate in the health and medical benefit program provided by the Company to senior executive officers.

The Company entered into a three-year employment agreement with Joseph F. Oliveri, effective as of June 6, 2000, as amended as of July 1, 2001.  The employment agreement will automatically be extended for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date. Mr. Oliveri is entitled to receive a base salary at an annual rate of $300,000.  However, effective October 2001, he (and the other Named Executive Officers) voluntarily agreed to a 10% salary reduction, of which all 10% has been restored.  The employment agreement has been automatically extended for an additional one-year period.  In addition, he is entitled to receive a cash bonus equal to two percent of gross profit from certain customers for each twelve-month period beginning June 1, 2000.

The Company entered into a four-year employment agreement with Charles Girsky, effective as of July 1, 2001, to serve as the Company’s Executive Vice President.  The employment agreement will automatically be extended for additional one-year periods on each anniversary date, unless notice of non-renewal is given 90 days prior to an anniversary date.  In the event that a notice of non-renewal is so delivered by either party, Mr. Girsky’s employment agreement shall continue for a period of three years following the anniversary date, which follows immediately after the date that such notice is delivered.  However, in the event that a notice of non-renewal is so delivered by either party at such time as Mr. Girsky is at least 70 years of age, then the employment agreement shall continue for a period of only one year following the anniversary date which follows immediately after the date that such notice is delivered. The employment agreement has been automatically extended for an additional one-year period.   Mr. Girsky is entitled to receive a base salary of $250,000 for each fiscal year ending June 30; however, effective October 2001, he (and the other Named Executive Officers) voluntarily agreed to a 10% salary reduction, of which all 10% has been restored.  In addition, he is entitled to receive a cash bonus equal to two percent of the Company’s earnings before income taxes for each fiscal year in which such earnings are between $1.0 million and $2.5 million, or three percent of the Company’s earnings before income taxes for such fiscal year if such earnings are in excess of $2.5 million, up to a maximum annual cash bonus of $360,000.  If the Company’s earnings before income taxes are in excess of $12.0 million for any such fiscal year, Mr. Girsky may also receive stock options at the discretion of the compensation committee.  Mr. Girsky or his estate, as the case may be, is entitled to receive a payment of $250,000 if he dies during the term of the employment agreement.  The death benefit of $1.0 million provided for in Mr. Girsky’s prior employment agreement with the Company was funded by a life insurance policy maintained by the Company, which policy has been transferred to Mr. Girsky.  In the event of a change in control of the Company, Mr. Girsky is entitled to receive 250% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Girsky’s base amount, as computed in accordance with Section 280G(d)(4) of the Code.  Additionally, upon a change of control, Mr. Girsky’s employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Girsky. Commencing upon the termination of Mr. Girsky’s employment with Jaco, and ending on the later to occur of Mr. Girsky’s death or his spouse’s death, the Company will permit Mr. Girsky and his spouse, to the extent eligible, to participate in the health and medical benefit program provided by the Company to senior executive officers.

The Company entered into a four-year employment agreement with Jeffrey Gash, effective as of July 1, 1998, as amended as of July 1, 2001, to serve as the Company’s Executive

Vice President of Finance.  The employment agreement will automatically be extended for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date.  In the event that a notice of non-renewal is delivered by either party, Mr. Gash’s employment agreement shall continue for a period of three years following the anniversary date, which follows immediately after the date that such notice is delivered.  The employment agreement has been automatically extended for an additional one-year period.  Pursuant to the agreement Mr. Gash is entitled to a base salary of $160,000 for each fiscal year, subject to increases as approved by the Compensation Committee. Effective October 2001, he (and the other Named Executive Officers) voluntarily agreed to a 10% salary reduction, of which all 10% has been restored. For Fiscal 2007, the compensation committee approved a base salary of $195,000.  In addition, he is entitled to receive a cash bonus as determined by the Board of Directors and the President.  Mr. Gash or his estate, as the case may be, is entitled to receive a payment of $750,000 if he dies during the term of the employment agreement.  The death benefit is currently being funded by a life insurance policy maintained by the Company.  In the event of Mr. Gash’s cessation of employment with the Company, upon his request, the Company is obligated to transfer such policy to Mr. Gash.  Thereafter, the Company would have no further liability for the payment of such benefit or the premiums on such policy.  In the event of a change in control of the Company, Mr. Gash is entitled to receive 200% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Gash’s base amount, as computed in accordance with Section 280G(d)(4) of the Code.  Additionally, upon a change of control, Mr. Gash’s employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Gash.

The Company entered into an agreement with Gary Giordano dated as of July 20, 1998, which provides a lump sum payment to him in the event of a change in control of the Company.  If Mr. Giordano’s employment with the Company or a successor or surviving corporation is terminated other than for cause (e.g., commission by Mr. Giordano of an act constituting common law fraud or a felony), for a period of up to two years after the change in control event, he is entitled to  receive up to 200% of the average of his base salary plus cash bonus for the previous three years based upon a formula.  The payment will be made to Mr. Giordano to the extent such payment does not exceed Mr. Giordano’s base amount as computed in accordance with Section 280G(d)(4) of the Code.  The agreement also requires Mr. Giordano to refrain from disclosing proprietary or confidential information regarding the Company.  The agreement does not obligate the Company to retain the services of Mr. Giordano.

Nonqualified Deferred Compensation

The following table summarizes contributions and deferrals of compensation during Fiscal 2007 under each contribution or other plan that is not tax-qualified with respect to each executive named in the Summary Compensation Table:

Name	Executive Contributions in 2007 ($)	Registrant Contributions in 2007 ($)	Aggregate Earnings in 2007 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at June 30, 2007 ($)

Joel Girsky	--	50,000	--	--	1,150,000

(1)	As described under “Executive Compensation – Employment Agreements”, Mr. Girsky is entitled to deferred compensation of $50,000 for each year of employment beginning July 1, 1984.

Grants of Plan-Based Awards in 2007

Plan-based awards to executive officers named in the Summary Compensation Table during 2007 were as follows:

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Actual Payout Under Non-Equity Incentive Plan Awards (1) ($)	All other Option Awards: Number of Securities Underlying Options (2) (#)	Exercise or Base Price of Option Awards ($)

Joel H.Girsky		--	--
Joseph F. Oliveri	November 19, 2006	98,328	18,000	3.49
Charles B. Girsky		--
Jeffrey D. Gash	November 19, 2006	--	38,000	3.49
Gary Giordano	November 19, 2006	17,983	19,000	3.49

(1)	These amounts reflect the cash portion of the annual bonus, which was earned and paid in Fiscal 2007. These amounts are also set forth in the Summary Compensation Table.

(2)
 Stock options include non-qualified options that were granted in conjunction with the  2000 Stock Option Plan. These stock options vest in 25% increments over four years and expire ten years for the date of grant.

Outstanding Equity Awards a Fiscal Year-End

The following table summarizes the outstanding equity awards to the executive officers named in the Summary Compensation Table as of June 30, 2007:

	Option Awards				Stock Awards

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable (1)	Option ExercisePrice ($)	Option Expiration Date	Number of Shares of Restricted Stock – Vested	Market Value of Shares of Restricted Stock – Vested ($)

Joel H. Girsky	50,000 25,000		8.00 2.35	December 11, 2010 October 31, 2012	37,500	87,000
Joseph F. Oliveri	15,000 25,000	18,000	8.00 2.35 3.49	December 11, 2010 October 31, 2012 November 19, 2016
Charles B. Girsky	25,000 25,000		8.00 2.35	December 11, 2010 October 31, 2012	37,500	87,000
Jeffrey D. Gash	15,000 25,000	38,000	8.00 2.35 3.49	December 11, 2010 October 31, 2012 November 19, 2016	15,000	34,800
Gary Giordano	15,000 25,000	19,000	8.00 2.35 3.49	December 11, 2010 October 31, 2012 November 19, 2016	3,750	8,700

(1) These options were granted on November 19, 2006 and vest in 25% increments over four years beginning on November 19, 2007.

Option Exercises and Stock Vested

There were no stock options exercised or vesting of options or restricted stock during Fiscal 2007 for any or the executive officers named in the Summary Compensation Table.

Potential Payments Upon Termination and Change in Control

The following table summarizes payments, as defined in their respective employment agreements, made upon termination assuming a termination event (notice) or change of control had occurred on June 29, 2007:

Name	Event	Salary ($)	Bonus ($)	Deferred Compensation ($)

Joel H. Girsky	Termination without cause (1)	1,125,000	--	1,300,000
	Termination for cause	--	--	1,150,000
	Death	375,000	--	1,150,000
	Disability	687,500	--	1,150,000
	Change in control	973,990	--	1,150,000
Joseph F. Oliveri	Termination without cause (1)	300,000	131,909 (2)	--
	Termination for cause	--	33,581	--
	Death	--	33,581	--
	Disability	50,000	33,581	--
	Change in control	--	33,581	--
Charles B. Girsky	Termination without cause (1)	250,000	--	--
	Termination for cause	--	--	--
	Death	250,000	--	--
	Disability	125,000	--	--
	Change in control	561,044	--	--
Jeffrey D. Gash	Termination without cause (1)	585,000	--	--
	Termination for cause	--	--	--
	Death	750,000	--	--
	Disability	97,500	--	--
	Change in control	327,831	--	--
Gary Giordano	Termination without cause	--	--	--
	Termination for cause	--	--	--
	Death	750,000	--	--
	Disability	--	--	--
	Change in control (3)	380,962	--	--

(1)	Assumes notice of termination of applicable employment agreement was provided on June 30, 2007.

(2)	Bonus amount due would be fourth quarter bonus for Fiscal 2007. For purposes of this table, the same bonus amount was assumed for Fiscal 2008.

(3)	Assumes a change in control event and the termination of Mr. Giordano’s employment.

Director Compensation

            Members of our Board of Directors who are not officers or employees of the Company received an annual fee of $10,000 until December 31, 2006, at which time it was increased to $15,000 per year, for their service on our Board of Directors. In addition the chairman of the audit committee receives an annual fee of $5,000.  Directors are also reimbursed for reasonable expenses incurred in connection with attending Board and committee meetings.

The following table sets forth the compensation paid to the Company’s directors for Fiscal 2007:

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Total ($)

Don Ackley	7,500	1,344	8,844
Marvin Meirs	7,500	2,688	10,188
Neil Rappaport	12,500	672	13,172
Robert Waldman	15,000	672	15,672

(1)
Includes the amounts recognized as expense by the Company with respect to stock awards in Fiscal 2007 in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in Note B (17) of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2007.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During Fiscal 2007, the Compensation Committee of the Board of Directors consisted of Messrs. Ackley, Meirs, Waldman and Rappaport.  No member of this committee was at any time during Fiscal 2007 or at any other time an officer or employee of the Company, and no member had any relationship with the Company requiring disclosure under SEC rules.  No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Company’s Board of Directors or the Compensation Committee during Fiscal 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number and percentage of shares of Common Stock owned as of October 26, 2007 by (i) each director of the Company, (ii) all persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the outstanding shares of Common Stock, (iii) each of the Company’s executive officers, and (iv) all of the Company's directors and executive officers, as a group.  Each person named in this table has sole investment power and sole voting power with respect to the shares of Common Stock set forth opposite such person's name, except as otherwise indicated.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class Beneficially Owned (2)

Joel H. Girsky	1,031,240 (3)	16.2%

Joseph F. Oliveri	40,000 (4)	**

Charles B. Girsky	476,961 (5)	7.5%

Don Ackley	-	**

Marvin Meirs	2,700	**

Jeffrey D. Gash	72,298 (6)	1.1%

Gary Giordano	43,750 (7)	**

Robert J. Waldman	10,500 (8)	**

Neil Rappaport	7,500 (9)	**

Dimensional Fund Advisors 1299 Ocean Avenue 11th Floor Santa Monica, CA 90401	413,461 (10)	6.6%

Luis Antonio Hernandez 3069 Misty Harbour Las Vegas, NV 89117	596,526 (11)	9.5%

All directors and executive officers as a group (9 persons)	1,684,949 (12)	25.7%
_________________________________

**	Less than one percent

(1)	Unless otherwise indicated, the address of each person listed is c/o Jaco Electronics, Inc., 145 Oser Avenue, Hauppauge, New York, 11788.

(2)	Assumes a base of 6,294,332 shares of Common Stock outstanding, before any consideration is given to outstanding options.

(3)
Includes (i) 75,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company’s 2000 Stock Option Plan, and (ii) 37,500 shares of Common Stock awarded under the Company’s Restricted Stock Plan.

(4)	Includes 40,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company’s 2000 Stock Option Plan.

(5)
Includes (i) 320,761 shares of Common Stock owned by the Girsky Family Trust, of which Mr. Charles Girsky is a co-trustee, with shared voting and dispositive power over such shares,  (ii) 50,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company’s 2000 Stock Option Plan, and (iii) 37,500 shares of Common Stock awarded under the Company’s Restricted Stock Plan.

(6)
Includes (i) 40,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company’s 2000 Stock Option Plan, and (ii) 15,000 shares of Common Stock awarded under the Company’s Restricted Stock Plan.

(7)	Includes 40,000 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company’s 2000 Stock Option Plan.

(8)	Includes 7,500 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company’s 2000 Stock Option Plan.

(9)	Includes 7,500 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company’s 2000 Stock Option Plan.

(10)
These securities are held in investment advisory accounts of Dimensional Fund Advisors, Inc. This information is based upon an amendment to Schedule 13G dated February 1, 2007, filed with the Securities and Exchange Commission (the “SEC”) and information made available to the Company.

(11)	The information is based upon a Schedule 13G filed with the SEC dated February 28, 2006, and information made available to the Company.

(12)	Includes 260,000 shares of Common Stock acquirable pursuant to options presently exercisable and 93,750 shares of Common Stock awarded under the Company’s Restricted Stock Plan.

Item 13. Certain Relationships and Related Transactions.

During Fiscal 2007, the Company paid approximately $748,000 of rental expenses in connection with the Company’s main headquarters, Flat Panel Display integration and centralized inventory distribution facility located in Hauppauge, New York, which was paid to Bemar Realty Company, the owner of such premises.  Bemar is a partnership consisting of Messrs. Joel Girsky and Charles Girsky, both of whom are executive officers, directors and principal shareholders of the Company.  The lease on the property, which is net of all expenses, including taxes, utilities, insurance, maintenance and repairs, was renewed in December 2003 and expires on December 31, 2013.  The Company believes the current rental rate for this facility is at its fair market value. During the fiscal years ended June 30, 2007, 2006 and 2005, the

Company recorded sales of $267,367, $206,966 and $1,065,391, respectively, from a customer, Frequency Electronics, Inc. (“Frequency”).  Mr. Joel Girsky serves on the Board of Directors of Frequency and Mr. Meirs previously served as Vice President of Engineering and on the Board of Directors of Frequency.  See “Management” above.  Such sales transactions with Frequency are in the normal course of business.  Amounts included in accounts receivable from Frequency at June 30, 2007 and 2006 aggregate $15,832 and $17,068, respectively.

The son of Mr. Joel Girsky, Leslie Girsky, is employed by the Company as a regional vice-president of sales. His compensation for Fiscal 2007 was approximately $217,000.

Review, Approval or Ratification of Transactions with Related Parties

The Board of Directors of the Company reviews and must approve all related party transactions. Proposed transactions between the Company and the related persons (as defined in Regulation S-K Item 404 under the Securities Act of 1933) are submitted to the full board for consideration. The relationship of the parties and the terms of the proposed transaction are reviewed and discussed by the Board, and the Board may approve or disapprove the Company entering into the transaction. All related party transactions, whether or not those transactions must be disclosed under Federal securities laws, are approved by the Board pursuant to the policy and reviewed annually with the Audit Committee.

Item 14.  Principal Accountant Fees and Services.

Grant Thornton LLP has audited the Company’s financial statements annually since the fiscal year ended June 30, 1984.

Audit Fees

The aggregate fees billed by Grant Thornton LLP for professional services for the audit of the Company’s annual consolidated financial statements for the fiscal years 2007 and 2006 and the review of the consolidated financial statements included in the Company’s Forms 10-Q for fiscal years 2007 and 2006 were $323,431 and $389,171, respectively.

Audit-Related Fees

The aggregate fees billed by Grant Thornton LLP for professional services related to the audit of the Company’s annual consolidated financial statements for the fiscal years 2007 and 2006 were $2,720 and $0, respectively. These services consisted primarily of services rendered in connection with the Company opening a warehouse in Singapore.

Tax Fees

The aggregate fees billed by Grant Thornton LLP for tax services for the fiscal years 2007 and 2006 were $48,794 and $87,230, respectively.  These services consisted primarily of tax planning and assistance with the preparation of returns.

All Other Fees

There were no fees billed by Grant Thornton LLP for other services for the fiscal years 2007 and 2006.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee of the Company’s Board of Directors pre-approves on an annual basis the audit, audit-related, tax and other non-audit services to be rendered by the Company’s independent registered public accounting firm based on historical information and anticipated requirements for the following fiscal year.  The Audit Committee pre-approves specific types or categories of engagements constituting audit, audit-related, tax and other non-audit services as well as the range of fee amounts corresponding to each such engagement.  To the extent that the

Company’s management believes that a new service or the expansion of a current service provided by the Company’s independent registered public accounting firm is necessary or desirable, such new or expanded services are presented to the Audit Committee for its review and approval prior to the Company’s engagement of its accountants to render such services.  The Company’s Chief Financial Officer reports regularly to the Audit Committee on the services rendered by the Company’s independent registered public accounting firm and related fees for audit, audit-related and permitted non-audit services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(3)	See Exhibit Index on page 20 of this report for a list of the exhibits furnished as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 29, 2007
JACO ELECTRONICS, INC.

By:           /s/ Joel H. Girsky
Joel H. Girsky, Chairman, CEO, President and Treasurer (Principal Executive
Officer)

By:	/s/ Jeffrey D. Gash
Jeffrey D. Gash, Executive Vice President -
Finance, CFO and Secretary (Principal Financial and Accounting
Officer)

Exhbit No.    Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.