Form 10-Q
period 2007-11-14
JACO ELECTRONICS INC
filed 2007-11-14
CIK 52971

                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.  20549
                        FORM 10-Q

{X}           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes   X                      No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-
accelerated filer.  See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the
Exchange Act.

Large accelerated filer ☐                          Accelerated filer ☐               Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 13, 2007

Common Stock, $0.10 Par Value	6,294,332 (excluding 659,900 shares held as treasury stock)

FORM 10-Q                                                                                                                                                    September 30, 2007

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2007	2007
	(UNAUDITED)	(DERIVED FROM
		AUDITED
		STATEMENTS)
ASSETS

Current Assets

Cash	$81,320	$15,713
Accounts receivable - net	27,734,379	35,752,247
Inventories - net	26,165,679	30,364,720
Prepaid expenses and other	1,161,432	551,159

Total current assets	55,142,810	66,683,839

Property, plant and equipment – net	1,297,587	1,433,286

Goodwill	25,416,087	25,416,087

Other assets	2,503,276	2,553,345

Total assets	$84,359,760	$96,086,557

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                           September 30, 2007

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2007	2007
	(UNAUDITED)	(DERIVED FROM
		AUDITED
		STATEMENTS)

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued expenses	$18,571,908	$24,999,242
Current maturities of long-term debt and
capitalized lease obligations	32,642,373	37,772,069
Income taxes payable	-	15,657

Total current liabilities	51,214,281	62,786,968

Long-term debt and capitalized lease obligations	20,361	34,966

Deferred compensation	1,162,502	1,150,000

Commitments and Contingencies

SHAREHOLDERS' EQUITY

Preferred stock - authorized, 100,000 shares,
$10 par value; none issued	-	-
Common stock – authorized, 20,000,000 shares,
$.10 par value; 6,954,232 shares issued
and 6,294,332 shares outstanding	695,423	695,423
Additional paid-in capital	27,143,294	27,114,567
Retained earnings	6,438,465	6,619,199
Treasury stock – 659,900 shares at cost	(2,314,566)	(2,314,566)

Total shareholders' equity	31,962,616	32,114,623

Total liabilities and shareholders’ equity	$84,359,760	$96,086,557

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                                     September 30, 2007

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2007	2006

Net sales	$49,010,330	$69,617,579
Cost of goods sold	40,989,562	60,960,466

Gross profit	8,020,768	8,657,113

Selling, general and administrative expenses	7,572,528	7,534,992

Operating profit	448,240	1,122,121

Interest expense	615,361	846,045

(Loss) earnings before income taxes	(167,121)	276,076

Income tax provision	13,613	15,000

Net (loss) earnings	$(180,734)	$261,076

PER SHARE INFORMATION

Basic (loss) earnings per common share:	$(0.03)	$0.04

Diluted (loss) earnings per common share:	$(0.03)	$0.04

Weighted-average common shares and common
equivalent shares outstanding:

Basic	6,294,332	6,294,332

Diluted	6,294,332	6,373,733

            See accompanying notes to condensed consolidated financial statements.

FORM 10-Q					September 30, 2007

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

			Additional			Total
	Common stock		paid-in	Retained	Treasury	shareholders'
	Shares	Amount	capital	earnings	stock	equity

Balance at July 1, 2007	6,954,232	$695,423	$27,114,567	$6,619,199	$(2,314,566)	$32,114,623

Stock based compensation	-	-	28,727	-	-	28,727

Net loss	-	-	-	(180,734)	-	(180,734)

Balance at September 30, 2007	6,954,232	$695,423	$27,143,294	$6,438,465	$(2,314,566)	$31,962,616

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q	September 30, 2007

Jaco Electronics, Inc. And Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended September 30
(UNAUDITED)

	2007	2006

Cash flows from operating activities
Net (loss) income	$(180,734)	$261,076

Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities
Depreciation and amortization	178,455	184,545
Deferred compensation	12,502	12,502
Stock-based Compenstion	28,727
Provision for doubtful accounts	406,385	(89,500)
Changes in operating assets and liabilities
Decrease (Increase) in operating assets - net	11,207,564	(1,256,062)
(Decrease) Increase in operating liabilities – net	(6,442,991)	219,380

Net cash provided by (used in) operating activities	5,209,908	(668,059)

Cash flows from investing activities
Capital expenditures	-	(22,792)

Net cash used in investing activities	-	(22,792)

Cash flows from financing activities
Borrowings under line of credit	50,930,056	69,126,219
Repayments under line of credit	(56,061,822)	(68,421,764)
Principal payments under equipment financing	(12,535)	(10,759)

Net cash (used in) provided by financing activities	(5,144,301)	693,696

Net Increase in cash	65,607	2,845

Cash at beginning of period	15,713	29,211

Cash at end of period	$81,320	$32,056

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$615,000	$847,000
Income taxes	28,000	13,000

FORM 10-Q                                                                                                                                                    September 30, 2007

JACO ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)   The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and the results of operations of Jaco Electronics, Inc. and its subsidiaries (“Jaco” or the “Company”) at the end of and for all the periods presented.  Such financial statements do not include all the information or footnotes necessary for a complete presentation.  Therefore, they should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2007 and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2007.  The results of operations for the interim periods are not necessarily indicative of the results for the entire year or any interim period therein. There have been no changes to the Company’s significant accounting policies subsequent to June 30, 2007, except as described in Note 10.

2)           The Company reported a decrease in net sales of $20.6 million, or 29.6%, for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006, and a net loss of approximately $181,000 during the three months ended September 30, 2007. In addition, the Company incurred a net loss of approximately $3,121,000 during the year ended June 30, 2007. Included in net loss for the year ended June 30, 2007 was approximately $3,183,000 related to the write-off of an uncollectible note receivable and other receivables which had arisen in connection with the sale of the Company’s former contract manufacturing subsidiary (see Note 3). Excluding such write-off, the Company reported income from continuing operations of approximately $62,000 for the year ended June 30, 2007. The Company also utilized approximately $2,370,000 of cash in operations during the year ended June 30, 2007.  At September 30, 2007, the Company had cash of approximately $81,000 and working capital of approximately $3,929,000, as compared to cash of approximately $16,000 and working capital of approximately $3,897,000 at June 30, 2007.

As discussed further in Note 4, the Company maintains a secured revolving line of credit, which provides the Company with bank financing based upon eligible accounts receivable and inventory, as defined.  The credit facility has a maturity date of December 22, 2009. As of September 30, 2007, the Company was in violation of the financial covenant contained in its credit agreement, as discussed in Note 4. On November 13, 2007, the Company received a waiver of its noncompliance with this covenant from its lenders for the quarter ended September 30, 2007. As part of the waiver, the credit agreement has been amended effective October 1, 2007 to (i) increase the interest rate on borrowings, excluding the supplemental loan, by .25% and (ii) increase the unused line fee by .125%.

Management believes that its ongoing plan for improved operating controls, paring back of unprofitable product lines, and a focused sales and marketing effort should continue to improve results from operations and cash flows in the near term. Continued achievement of this plan, however, will be dependent upon the Company's ability to generate sufficient revenues, decrease operating costs and remain in compliance with its bank covenants. The Company’s future operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company will be able to achieve these goals. The Company’s failure to achieve these goals or remain in compliance with its bank covenants would have a material adverse effect upon its business, financial condition and results of operations.

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

Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was used to

FORM 10-Q                                                                                                                                                        September 30, 2007

repay a portion of the outstanding borrowings under the Company's then-existing line of credit. The balance of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. This note has a maturity date of September 1, 2009 and bears interest at the lower of the prime rate or 7%. The note is payable by the purchaser in quarterly cash installments ranging from $156,250 to $500,000 commencing September 2006 and continuing for each quarter thereafter until maturity. None of the scheduled payments on the note have been received by the Company. The purchase agreement also provided for a working capital adjustment, as defined, of up to $500,000. As previously reported, each of the Company and the purchaser believe that it was entitled to the full working capital adjustment. Accordingly, the amount of the working capital adjustment has been under dispute by both parties. The Company had recorded a pre-tax gain on the sale of Nexus of $1,080,494 in its consolidated statement of operations for the fiscal year ended June 30, 2005 as a component of discontinued operations.

Additionally, the Company is entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales in excess of $20,000,000 of Nexus after the closing date, up to $1,000,000 in the aggregate.

Pursuant to the purchase agreement, the parties also entered into a contract that designates the Company as a key supplier of electronic components to Nexus for a period of five years following the closing date. The Company's sales to Nexus were approximately 137,000 and $57,000 for the three months ended September 30, 2007 and 2006, respectively.

On September 19, 2006, Nexus Nano Electronics, Inc. (“NNE”), as successor to Sagamore, and its subsidiary filed suit against the Company in the U.S. District Court for the Southern District of New York alleging fraud and misrepresentations by the Company in connection with the sale of Nexus and seeking an unspecified amount of damages.  The Company believes that the plaintiffs’ claims are without merit and, if the matter is not settled, intends to contest them vigorously as well as assert counterclaims for amounts owed to it in connection with such sale.  Subsequent to the filing of this suit, the parties entered into settlement discussions and have reached an agreement in principle to settle this matter for, among other things, a mutual release of all disputed claims relating to this transaction and the cancellation of the purchaser’s $2.75 million subordinated note held by the Company in consideration for NNE’s issuance to the Company of shares of its preferred stock.

The documentation relating to this proposed settlement has been substantially finalized, but prior to approval by the parties’ respective boards of directors, a third party made an announcement that it had completed the first step of its planned acquisition of the assets of NNE. As a result, the Company cannot assure you that this settlement will be completed upon the terms described above, or at all. In addition, the Company is uncertain of its ability to collect accounts receivable due to it from NNE and, therefore, has set up a reserve against the entire amount of this receivable.

As of June 30, 2007, prior to the third party’s announcement of its planned acquisition of NNE’s assets, the Company had determined that the purchaser’s note would not be collected in cash and that the Company had not been able to establish what the fair value of the shares of Nexus’ preferred stock proposed to be issued in the contemplated settlement would be. As a result, the Company’s management determined that the note receivable had been impaired and recorded a full write-off of the note receivable and all other amounts arising from the sale of Nexus as of June 30, 2007. Such write-off had been reflected as a loss on sale of subsidiary in the Company’s consolidated statement of operations for the year ended June 30, 2007.

4)           To provide liquidity in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2006, the Company entered into a new three-year credit agreement with CIT Group/Business Credit, Inc. (“CIT”), which provides for a $55,000,000 revolving secured line of credit. This credit facility has a maturity date of December 22, 2009. On January 23, 2007, CIT assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A. On March 23, 2007, the credit facility was amended to provide the Company with a supplemental loan (“Supplemental Loan”) of $3,000,000, which originally was payable on May 17, 2007. On May 18, 2007, the Supplemental Loan was amended to provide for periodic payments to be made through July 15, 2007, at which time the Supplemental Loan was to be paid in full. On July 24, 2007, the Supplemental Loan was further amended to provide for a $3,000,000 loan at an interest rate equal to the LIBOR rate plus

FORM 10-Q                                                                                                                                                        September 30, 2007

5%, payable in seven quarterly installments commencing October 1, 2007. In addition, mandatory prepayments are to be made based on (i) an amount equal to fifty percent of Excess
Cash Flow, as defined in the credit agreement, and (ii) the net proceeds of Designated Inventory, as defined in the credit agreement. Borrowings under the new credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company.  At September 30, 2007, the outstanding balance on this revolving line of credit facility was $32,586,777 ($22,000,000 of which is borrowed under a 30-day LIBOR-based revolver and $3,000,000 under the Supplemental Loan) with an additional $6,085,000 available. At September 30, 2007, the Company had outstanding $2,500,000 of stand-by letters of credit on behalf of certain vendors.  At September 30, 2007, the interest rates on the outstanding borrowings under the credit facility were: 7.38% on the borrowings under the 30-day LIBOR-based revolver; 10.32% on the Supplemental Loan; and 8.5% (prime plus 0.75%) on the balance of the borrowings.

Under the credit agreement, the Company is required to comply with one financial covenant which stipulates that in the event the Company’s additional borrowing availability under the revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter for the most recently ended four fiscal quarters. As of September 30, 2007, the Company was in violation of this covenant. On November 13, 2007, the Company received a waiver of such noncompliance from its lenders for the quarter ended September 30, 2007. As part of the waiver, the credit agreement has been amended effective October 1, 2007 to (i) increase the interest rate on borrowings, excluding the supplemental loan, by .25% and (ii) increase the unused line fee by .125%.

The credit agreement also provides for a limitation on capital expenditures of $500,000 for the Company’s 2008 fiscal year and for each remaining fiscal year in which the credit agreement is in effect. The credit agreement also contains other covenants and restrictions, including limitations on: the Company’s incurrence of additional indebtedness unrelated to the credit facility; its incurrence of liens; mergers, consolidations and sales of assets by the Company; investments, loans and acquisitions by the Company; and the Company’s ability to pay cash dividends.  In addition, the credit agreement, as was the case with the Company’s prior credit agreement, includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility.  Accordingly, outstanding borrowings under the credit agreement are classified as a current liability.

              If the Company were to be in violation of the financial covenant or any other material provision contained in the credit agreement in the future and not able to obtain an amendment or waiver with respect to such noncompliance, the lenders under the credit facility could declare the Company to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/or limit the Company’s ability to borrow additional amounts under the facility. If the Company did not have sufficient available cash to pay all such amounts that became due and payable, it would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on the Company’s business, results of operations and financial condition.

5)           The Company was one of several plaintiffs alleging price fixing claims in violation of federal and state antitrust laws against a number of component manufacturers in the dynamic random access memory semiconductor market. The parties have agreed to settle such claims with one of the defendants and, in connection with such settlement, the Company has recorded $391,000 as a reduction of selling, general and administrative expenses on its consolidated statement of operations for the quarter ended September 30, 2007 and a receivable included in other current assets on its balance sheet as at September 30, 2007.

6)           In October 2000, the Board of Directors approved the adoption of the "2000 Stock Option Plan," hereinafter referred to as the "2000 Plan." The 2000 Plan originally provided for the grant of up to 600,000 incentive stock options ("ISOs") and nonqualified stock options ("NQSOs") to employees, officers, directors, consultants and advisers of the Company. In December 2004, the shareholders of the Company approved an increase in the amount of shares reserved for issuance under the 2000 plan to 1,200,000. The Board of Directors or the Compensation Committee of the Board is responsible for the granting and pricing of these options. Such price shall be equal to the fair market value of the common stock subject to such

FORM 10-Q                                                                                                                                                    September 30, 2007

option at the time of grant. In the case of ISOs granted to shareholders owning more than 10% of the Company's voting securities, the exercise price shall be no less than 110% of the fair market value of the Company's common stock on the date of grant. All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option. Under the 2000 Plan, 1,200,000 shares of the Company's common stock are reserved for issuance upon exercise of options, of which 624,250 shares were subject to options outstanding at September 30, 2007.

There were no stock options or other share-based awards granted during the three months ended September 30, 2007 or 2006.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair-value of the award, as determined using the Black-Scholes Option pricing method, and recognizes such cost over the requisite service period, which is generally the vesting period.  Compensation expense recognized in the accompanying condensed consolidated statement of operations was $28,727 and $0 for the three months ended September 30, 2007 and 2006, respectively.  At September 30, 2007, there was an aggregate of $367,859 of unamortized compensation expense related to stock options which will be recognized as an expense over a remaining period of approximately four years, which represents the remaining requisite service period for such awards.

Summary of Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for our stock option plans:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (months)

Employee Stock Option Plans:
Options outstanding at June 30, 2007	624,250	$4.74
Granted	-	-
Exercised	-	-
Canceled	-	-

Options outstanding at September 30, 2007	624,250	$4.74	71
Options exercisable at September 30, 2007	434,750	$5.30	54

The aggregate intrinsic value of outstanding and exercisable options at September 30, 2007 was $0 and $0, respectively.

7)           The number of shares used in the Company’s basic and diluted earnings (loss) per share computations is as follows:

                                        Three Months Ended
                                               September 30,

	2007	2006

Weighted average common shares outstanding net of treasury shares, for basic earnings per share	6,294,332	6,267,832

Effect of dilutive securities	-	79,401

Weighted average common shares outstanding for diluted earnings per share	6,294,332	6,373,733

FORM 10-Q                                                                                                                                                        September 30, 2007

              Excluded from the calculation of earnings per share for the three months ended September 30, 2006 were outstanding options to purchase 251,250 shares of the Company’s common stock as the exercise price of such options exceeded the average market price during the period. Excluded from the calculation of loss per share for the three months ended September 30, 2007 are outstanding options to purchase 624,250 shares of the Company’s common stock, representing all outstanding options for the three months ended
September 2007, as their inclusion would have been antidilutive. Common stock equivalents for stock options are calculated using the treasury stock method.

8)           The Company is a party to various legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company’s business, results of operations or financial position.

9)           During the three months ended September 30, 2007 and 2006, the Company recorded sales of $58,250 and $17,552, respectively, from a customer, Frequency Electronics, Inc. (“Frequency”). The Company’s Chairman of the Board of Directors and President serves on the Board of Directors of Frequency. Such sales transactions with Frequency are in the normal course of business. Amounts included in accounts receivable from Frequency at September 30, 2007 and June 30, 2007 aggregate  $12,953 and $15,832, respectively.

The son-in-law of the Company’s Chairman and President is a partner of a law firm, which provides legal services on behalf of the Company. Fees paid to such firm were $59,482 and $17,797 for the three months ended September 30, 2007and 2006, respectively.

10)           Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB 109” (“FIN 48).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have an impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded. FIN 48 also provides guidance on the accounting for potential interest and penalties. The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company has continued this classification upon the adoption of FIN 48. Since no unrecognized tax benefits are being recorded, no corresponding interest and penalties have been accrued.

The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no examinations underway. The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal tax years ending prior to June 30, 2004. (Certain state authorities may subject the Company to examination up to the period ending June 30, 2003.)

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

FORM 10-Q                                                                                                                                                        September 30, 2007

 In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“SFAS No. 159,”). This standard amends SFAS No.115, “Accounting for Certain Investment in Debt and Equity Securities”, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact the adoption of SFAS No.159 will have on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

           The following discussion contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events.  When used in this report and in other written or oral statements made by us from time to time, forward-looking statements include, without limitation, statements regarding our financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar language.  Although we believe that the expectations in these forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which are subject to change and/or beyond our control, that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by us of results that actually will be achieved. For a discussion of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as amended, and our other reports and documents filed with the Securities and Exchange Commission.

GENERAL

Jaco is a leading distributor of active and passive electronic components to industrial original equipment manufacturers (“OEMs”) that are used in the manufacture and assembly of electronic products in such industries as telecommunications, medical devices, computers and office equipment, military/aerospace, and automotive and consumer electronics. Products distributed by the Company include semiconductors, flat panel displays, capacitors, resistors, electromechanical devices and power supplies.  Due to the ongoing shift of manufacturing to the Far East, the Company modified its business model during the fiscal year ended June 30, 2006 to pursue the business available in the United States, increase its support of global contract manufacturers that require its value-added services and logistics programs, and aggressively promote its flat panel display, or FPD, product offerings, which have experienced significant growth in recent quarters and which the Company believes have potential for growth in the future, through its FPD in-house integration center that opened in February 2005. This in-house integration center allows us to provide optimized and efficient design solutions, optical enhancements and touch screen integrations, as well as to manufacture of FPD subassemblies and complete displays for commercial, industrial and military applications.

Critical Accounting Policies and Estimates

We have disclosed in Note 1 to our consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 those accounting policies that we consider to be significant in determining our results of operations and financial position.  There have been no material

FORM 10-Q                                                                                                                                                        September 30, 2007

changes to the critical accounting policies previously identified and described in our 2007 Form 10-K.  The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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

New Accounting Standards

 Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB 109” (“FIN 48).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have an impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded. FIN 48 also provides guidance on the accounting for potential interest and penalties. The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company has continued this classification upon the adoption of FIN 48. Since no unrecognized tax benefits are being recorded, no corresponding interest and penalties have been accrued.

The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no examinations underway. The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal tax years ending prior to June 30, 2004. (Certain state authorities may subject the Company to examination up to the period ending June 30, 2003.)

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

   In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“SFAS No. 159,”). This standard amends SFAS No.115, “Accounting for Certain Investment in Debt and Equity Securities”,
with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in

FORM 10-Q                                                                                                                                                        September 30, 2007

relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact the adoption of SFAS No.159 will have on our consolidated financial statements.

Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:
	Three Months Ended September 30,
	2007	2006

Net sales	100.0%	100.0%
Cost of goods sold	83.6	87.6

Gross profit	16.4	12.4
Selling, general and administrative expenses	15.5	10.8

Operating profit	.9	1.6
Interest expense	1.3	1.2

(Loss) earnings before income taxes	(0.4)	0.4
Income tax provision (benefit)	0.0	0.0

Net (loss) earnings	(0.4)%	0.4%

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Net sales for the three months ended September 30, 2007 were $49.0 million compared to $69.6 million for the three months ended September 30, 2006, representing a decrease of 29.6%

During the quarter, we continued to experience weak demand from our global contract manufacturer customers, primarily in the Far East. These customers are primarily supported by our logistics services consisting of warehousing and inventory management programs. This business is subject to large fluctuations based on our customers’ ability to forecast their requirements.  Net sales for the three months ended September 30, 2007 decreased 64% to $12 million as compared to net sales of $33 million for the three months ended September 30, 2006. Because this business is cyclical and has experienced flucuation in demand in the past, we believe that sales will increase, although we cannot give any assurance as to when and to what extent.

Semiconductors represented approximately 41.5% of our net sales for the quarter ended September 30, 2007 compared to approximately 59.2% during the comparable quarter of last year. This is a result of the decrease in sales in our logistics business, which sells primarily semiconductors. Passive components, which are commodity products, such as capacitors and resistors, represented approximately 18.6% of our net sales during the quarter ending September 30, 2007 compared to 12.2% for the comparable quarter of last fiscal year. Electromechanical products, such as power supplies, relays and printer heads, represented approximately 8.2% of our net sales during the quarter ended September 30, 2007 as compared to approximately 5.0% during the comparable quarter last year. Electromechanical products have a higher selling price than passive components and can be sold in tandem with our Liquid Crystal Display (“LCD”) product. This product has been a focus of ours to increase sales.

FORM 10-Q                                                                                                                                                    September 30, 2007

We sell FPD’s as a component sale through our standard distribution channel and we sell FPD product as a value-added offering through our in-house integration center. We primarily target markets where we believe we can be competitive, including electronic kiosk, military, multimedia equipment, gaming and the fast food industry. We provide design capabilities and a “full solution” capability enabling us to offer our customers an expanded range of services to integrate FPD’s into their applications. Net sales of FPD’s for the three months ended September 30, 2007 were approximately $14.9 million compared to approximately $16.0 million for the comparable quarter of last fiscal year. During the first quarter of last year we shipped substantial quantities of electronic voting machines to a major customer, but there were no shipments to this customer during the quarter ended September 30, 2007. Excluding those particular sales, the balance of our FPD business increased approximately 45%.  This growth reflects the commitment that we have made to growing the FPD area of our business.

We continue to aggressively market our FPD product, while looking to focus on our other products that we believe to be competitive in the United States. We intend to continue to market our logistics programs to global contract manufacturers.

Gross profit for the three months ended September 30, 2007 was $8.0 million, or 16.4% of net sales, compared to $8.7 million, or 12.4% of net sales, for the three months ended September 30, 2006.  As discussed above the decrease in sales we experienced in our logistics business during the quarter is the principal reason for this decrease compared to last year. Gross profit margins are usually a factor of our product mix and demand. The decrease in net sales to our logistic customers in the Far East, which sales are historically made at lower margins than regular distribution channels, was the primary reason that our overall gross profit margin increased. This increase in gross profit margin partially offset the decrease in net sales resulting in a decrease of approximately $600,000 dollars, or 7.4%. Management considers gross profit to be a key performance indicator in managing our business. Any future changes in demand for product through our logistic programs could similarly affect our gross profit margin in the future. In addition, demand and pricing for our products have been, and in the future may continue to be, adversely affected by industry-wide trends and events beyond our control.

Selling, general and administrative (“SG&A”) expenses were $7.6 million, or 15.5% of net sales, for the three months ended September 30, 2007 compared to $7.5 million, or 10.8% of net sales, for the three months ended September 30, 2006. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business. The increase in SG&A as a percentage of sales during the quarter is directly attributable to the reduction in sales described above. Our actual SG&A increased less than one percent compared to the same period of last fiscal year. Our SG&A for the quarter ended September 30, 2007 includes a reduction of approximately $ 0.4 million due to a settlement during the quarter.  Additionally, we took a write-off of approximately $0.3 million of a customer trade receivable that we deemed uncollectible.  While we continue to monitor our spending, our SG&A for the quarter ended September 30, 2007 reflects additional spending to support our FPD growth.

Interest expense decreased $0.2 million, or 27.3%, for the three months ended September 30, 2007 to $0.6 million from $0.8 million for the comparable period of last year. This decrease is primarily attributable to the lower borrowing rates associated with our new credit facility, which became effective on December 22, 2006. Any changes in the federal lending rate will impact our interest expense in the future.

Net loss for the three months ended September 30, 2007 was $0.2 million, or $.03 per diluted share, compared to net earnings of $0.3 million, or $.04 per diluted share, for the three months ended September 30, 2006. The net loss during the quarter ended September 30, 2007 is attributable to the decrease in net sales discussed above.

LIQUIDITY AND CAPITAL RESOURCES

To provide liquidity in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2006, the Company entered into a new three-year credit agreement with CIT Group/Business Credit, Inc. (“CIT”), which provides for a $55,000,000 revolving secured line of credit. This credit facility has a maturity date of December 22, 2009. On January 23, 2007, CIT assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A. On March 23, 2007, the credit facility was amended to provide the Company with a supplemental

FORM 10-Q                                                                                                                                                    September 30, 2007

loan (“Supplemental Loan”) of $3,000,000, which originally was payable on May 17, 2007. On May 18, 2007, the Supplemental Loan was amended to provide for periodic payments to be made through July 15, 2007, at which time the Supplemental Loan was to be paid in full. On July 24, 2007, the Supplemental Loan was further amended to provide for a $3,000,000 loan at an interest rate equal to the LIBOR rate plus 5%, payable in seven quarterly installments commencing October 1, 2007. In addition, mandatory prepayments are to be made based on (i) an amount equal to fifty percent of Excess Cash Flow, as defined in the credit agreement, and (ii) the net proceeds of Designated Inventory, as defined in the credit agreement. Borrowings under the new credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company.  At September 30, 2007, the outstanding balance on this revolving line of credit facility was $32,586,777 ($22,000,000 of which is borrowed under a 30-day LIBOR-based revolver and $3,000,000 under the Supplemental Loan) with an additional $6,085,000 available. At September 30, 2007, the Company had outstanding $2,500,000 of stand-by letters of credit on behalf of certain vendors.  At September 30, 2007, the interest rates on the outstanding borrowings under the credit facility were: 7.38% on the borrowings under the 30-day LIBOR-based revolver; 10.32% on the Supplemental Loan; and 8.5% (prime plus 0.75%) on the balance of the borrowings.

Under the credit agreement, the Company is required to comply with one financial covenant which stipulates that in the event the Company’s additional borrowing availability under the revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined in the credit agreement) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter for the most recently ended four fiscal quarters. As of September 30, 2007, the Company was in violation of this covenant. On November 13, 2007, the Company received a waiver of its noncompliance with this covenant from its lenders for the quarter ended September 30, 2007. As part of the waiver, the credit agreement has been amended effective October 1, 2007 to (i) increase the interest rate on borrowings, excluding the supplemental loan, by .25% and (ii) increase the unused line fee by .125%.

At September 30, 2007, the Company had cash of approximately $81,000 and working capital of approximately $3,929,000, as compared to cash of approximately $16,000 and working capital of approximately $3,897,000 at June 30, 2007.  As described above, our credit agreement requires our cash generated from operations to be applied directly to the prepayment of indebtedness under our credit facility.
       For the three months ended September 30, 2007, our net cash provided by operating activities was approximately $5.2 million as compared to net cash used in operating activities of $0.7 million for the three months ended September 30, 2006. The increase in net cash provided by operating activities is primarily attributable to a decrease in our accounts receivable and inventory for the three months ended September 30, 2007, as compared to a small increase in our accounts receivable and inventory for the three months ended September 30, 2006. Net cash used by financing activities was approximately $5.1 million for the three months ended September 30, 2007 as compared to $0.7 million provided by financing activities for the three months ended September 30, 2006. The increase in net cash used is primarily attributable to the decrease in net borrowings under our credit facility of approximately $5.1 million in the three months ended September 30, 2007 as compared to a slight increase in net borrowings of $0.7 million in the three months ended September 30, 2006.

For the three months ended September 30, 2007 and 2006, our inventory turnover was 5.8 times and 7.6 times, respectively. The average days outstanding of our accounts receivable at September 30, 2007 were 59 days, as compared to 50 days at September 30, 2006. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.

Based upon our present plans, including no anticipated material capital expenditures, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months.  However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control cost, and remaining in compliance with our bank covenants. As previously discussed, we were able to obtain a waiver from our lenders to satisfy our noncompliance with a financial covenant contained in our credit agreement as of September 30, 2007. While we cannot assure that any such waivers, if needed, will be available in the future, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources.  In the event that in the future we are unable to obtain such a waiver of our non-compliance with our financial covenants, the lenders under

FORM 10-Q                                                                                                                                                        September 30, 2007

our credit facility could declare us to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/ or limit the Company’s ability to borrow additional amounts under the facility. If we did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at September 30, 2007.

	Total	< 1 Year	1 to 3 Years	3 to 5 Years	> 5 Years

Bank Debt	$32,586,777	$32,586,777
Capital Lease	75,957	55,596	$20,361
Operating Lease	6,352,627	1,080,389	3,032,840	$2,239,398	-

Total	$39,015,361	$33,722,762	$3,053,201	$2,239,398

Inflation and Seasonality

Inflation and seasonality have not had a significant impact on our operations during the last three fiscal years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at a variable rate dependent upon either the prime rate, federal funds rate or the LIBOR rate (“rates”).  At October 31, 2007, $28.8 million was outstanding under the credit facility. Changes in any of the rates during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the rate will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on the amount of outstanding borrowings at October 31, 2007. The impact of interest rate fluctuations on our other floating rate debt is not material.

Item 4. Controls and Procedures.

An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007.  Based upon that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q                                                                                                                                                    September 30, 2007

PART II – OTHER INFORMATION

Item 1.              Legal Proceedings

For information related to legal proceedings, see Note 3 and Note 8 of the Notes to Consolidated Financial Statements presented in Part 1, Item 1 of this report on Form 10-Q.

Item 1A.          Risk Factors

              See “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2007.

Item 6.             Exhibits.

                   Exhibit 10.27.7 -   Amendment and waiver to Credit Agreement dated as of November 13,
                     2007 among CIT, as Agent under the Credit Agreement, and Jaco
                 Electronics, Inc. and Interface Electronics Corp., as Borrowers under the
                 Credit Agreement.

                            Exhibit 31.1 -      Rule 13a-14 (a) / 15d-14 (a) Certification of Principal Executive Officer

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

November 14, 2007
JACO ELECTRONICS, INC.
(Registrant)

BY:  /s/ Jeffrey D. Gash
                                    Jeffrey D. Gash, Executive Vice President,
                                     Finance and Secretary
                                    (Principal Financial Officer)