Form 10-Q
period 2007-12-31
JACO ELECTRONICS INC
filed 2008-02-14
CIK 52971

                        UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                Washington D.C.  20549
                 FORM 10-Q

{X}           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Class	Shares Outstanding at February 13, 2008
Common Stock, $0.10 Par Value	6,294,332 (excluding 659,900 shares held as treasury stock)

FORM 10-Q                                                                                                                                                December 31, 2007

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2007
	(UNAUDITED)	(DERIVED FROM
		AUDITED STATEMENTS)
ASSETS

Current Assets

Cash	$19,812	$15,713
Accounts receivable - net	28,406,980	35,752,247
Inventories - net	31,716,024	30,364,720
Prepaid expenses and other	718,315	551,159

Total current assets	60,861,131	66,683,839

Property, plant and equipment – net	1,198,088	1,433,286

Goodwill	25,416,087	25,416,087

Other assets	2,538,615	2,553,345

Total assets	$90,013,921	$96,086,557

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                   December 31, 2007

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2007
	(UNAUDITED)	(DERIVED FROM
		AUDITED
		STATEMENTS)
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued expenses	$26,073,450	$24,999,242
Current maturities of long-term debt and
capitalized lease obligations	30,716,940	37,772,069
Income taxes payable	12,781	15,657

Total current liabilities	56,803,171	62,786,968

Long-term debt and capitalized lease obligations	5,188	34,966

Deferred compensation	1,175,003	1,150,000

Total liabilities	57,983,362	63,971,934

Commitments and Contingencies

SHAREHOLDERS' EQUITY

Preferred stock - authorized, 100,000 shares,
$10 par value; none issued	-	-
Common stock – authorized, 20,000,000 shares,
$.10 par value; 6,954,232 shares issued
and 6,294,332 shares outstanding	695,423	695,423
Additional paid-in capital	27,172,022	27,114,567
Retained earnings	6,477,680	6,619,199
Treasury stock – 659,900 shares at cost	(2,314,566)	(2,314,566)

Total shareholders' equity	32,030,559	32,114,623

Total liabilities and shareholders’ equity	$90,013,921	$96,086,557

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                     December 31, 2007

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(UNAUDITED)

	2007	2006
Net sales	$49,407,689	$65,989,745

Cost of goods sold	41,343,522	57,473,663

Gross profit	8,064,167	8,516,082

Selling, general and administrative expenses	7,472,387	7,667,119

Operating profit	591,780	848,963

Interest expense	540,288	693,900

Earnings before income taxes	51,492	155,063

Income tax provision	12,276	15,000

Net earnings	$39,216	$140,063

PER SHARE INFORMATION

Basic earnings per common share:	$.01	$.02

Diluted earnings per common share:	$.01	$.02

Weighted average common shares and common equivalent shares outstanding:

Basic	6,294,332	6,294,332

Diluted	6,294,332	6,369,866

            See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                           December 31, 2007

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(UNAUDITED)

	2007	2006
Net sales	$98,418,018	$135,607,324

Cost of goods sold	82,333,083	118,434,129

Gross profit	16,084,935	17,173,195

Selling, general and administrative expenses	15,044,916	15,202,111

Operating profit	1,040,019	1,971,084

Interest expense	1,155,649	1,539,945

(Loss) earnings before income taxes	(115,630)	431,139

Income tax provision	25,889	30,000

Net (Loss) earnings	$(141,519)	$401,139

PER SHARE INFORMATION

Basic (loss) earnings per common share:	$(.02)	$.06

Diluted (loss) earnings per common share:	$(.02)	$.06

Weighted average common shares and common equivalent shares outstanding:

Basic	6,294,332	6,294,332

Diluted	6,294,332	6,371,799

            See accompanying notes to condensed consolidated financial statements.

FORM 10-Q					December 31, 2007

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(UNAUDITED)

			Additional			Total
	Common stock		paid-in	Retained	Treasury	shareholders'
	Shares	Amount	capital	earnings	stock	equity

Balance at July 1, 2007	6,954,232	$ 695,423	$ 27,114,567	$ 6,619,199	$ (2,314,566)	$ 32,114,623

Net loss				(141,519)		(141,519)

Stock-based compensation			57,455			57,455

Balance at December 31, 2007	6,954,232	$ 695,423	$ 27,172,022	$ 6,477,680	$ (2,314,566)	$ 32,030,559

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                            December 31, 2007

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(UNAUDITED)
	2007	2006
Cash flows from operating activities
Net (loss) earnings	$(141,519)	$401,139

Adjustments to reconcile net (loss) earnings to net
cash provided by (used in) operating activities
Depreciation and amortization	354,645	373,004
Deferred compensation	25,003	25,000
Stock-based compensation	57,455	8,456
Provision for (recovery of) doubtful accounts	373,943	(124,707)
Changes in operating assets and liabilities
Decrease (increase) in operating assets - net	5,382,060	(3,413,127)
Increase in operating liabilities – net	1,071,333	2,229,631

Net cash provided by (used in) operating activities	7,122,920	(500,604)

Cash flows from investing activities
Capital expenditures	(33,914)	(125,364)

Net cash used in investing activities	(33,914)	(125,364)

Cash flows from financing activities
Borrowings under line of credit	98,595,692	135,213,166
Repayments under line of credit	(105,655,041)	(134,584,551)
Principal payments under equipment financing	(25,558)	(21,936)

Net cash (used in) provided by financing activities	(7,084,907)	606,679

Net increase (decrease) in cash	4,099	(19,289)

Cash at beginning of period	15,713	29,211

Cash at end of period	$19,812	$9,922

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,156,000	$1,540,000
Income taxes	28,000	27,000

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                    December 31, 2007

JACO ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)   The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Jaco Electronics, Inc. and its subsidiaries (“Jaco” or the “Company”) at the end of and for all the periods presented.  Such financial statements do not include all the information or footnotes necessary for a complete presentation.  They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2007 and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2007.  The results of operations for the interim periods are not necessarily indicative of the results for the entire year or any interim period therein. There have been no changes to the Company’s significant accounting policies subsequent to June 30, 2007, except as described in Note 11.

2)           As discussed further in Note 4, the Company maintains a revolving line of credit, collateralized by substantially all of the assets of the Company, which provides the Company with bank financing based upon eligible accounts receivable and inventory, as defined.  The credit facility has a maturity date of December 22, 2009. As of December 31, 2007, the Company was in violation of the financial covenant contained in its credit agreement, as discussed in Note 4. On February 12, 2008, the credit agreement was amended and the Company is in compliance with this covenant as amended.

Management believes that its ongoing plan for improved operating controls and a focused sales and marketing effort should continue to improve results from operations and cash flows in the near term. Continued achievement of this plan, however, will be dependent upon the Company's ability to generate sufficient revenues, decrease operating costs and remain in compliance with its bank covenants. The Company’s future operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company will be able to achieve these goals. The Company’s failure to achieve these goals or remain in compliance with its bank covenants would have a material adverse effect upon its business, financial condition and results of operations.

3)           On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. (“Sagamore”) for consideration of up to $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus has allowed the Company to focus its resources on its core electronics distribution business. As a result of the sale of Nexus, the Company no longer engages in contract manufacturing.

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

FORM 10-Q                                                                                                                                                December 31, 2007

On September 19, 2006, Nexus Nano Electronics, Inc. (“NNE”), as successor to Sagamore, and its subsidiary filed suit against the Company in the U.S. District Court for the Southern District of New York alleging fraud and misrepresentations by the Company in connection with the sale of Nexus and seeking an unspecified amount of damages.  The parties had entered into settlement discussions and the documentation for an agreement in principle had been substantially finalized, but prior to approval by the parties’ respective boards of directors, NNE’s assets were transferred to Titan Global Holdings, Inc. and/or its subsidiary, Titan Nexus, Inc.   On December 27, 2007, NNE filed an amended complaint adding claims for breach of contract and breach of warranty in connection with the Company’s sale to NNE of alleged non-conforming parts.  On January 18, 2008, the Company answered the amended complaint and asserted counterclaims against plaintiffs and other related entities, including Titan Global Holdings, Inc. and Titan Nexus, Inc., seeking, among other things, amounts owed to it in connection with the sale of Nexus.  The Company believes that the plaintiffs’ claims are without merit and intends to litigate this suit vigorously.

                The Company’s management previously determined that the note receivable had been impaired and recorded a full write-off of the note receivable and all other amounts arising from the sale of Nexus as of June 30, 2007, which amounted to $3,183,401. Such write-off had been reflected as a loss on sale of subsidiary in the Company’s consolidated statement of operations for the year ended June 30, 2007.  In addition, the Company is uncertain of its ability to collect accounts receivable due to it from NNE and, therefore, has set up a reserve against the entire amount of this receivable, which amounted to $713,000.

4)           The Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2006, the Company entered into a new three-year credit agreement with CIT Group/Business Credit, Inc. (“CIT”), which provides for a $55,000,000 revolving line of credit. This credit facility has a maturity date of December 22, 2009. On January 23, 2007, CIT assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A. On March 23, 2007, the credit facility was amended to provide the Company with a supplemental loan (“Supplemental Loan”) of $3,000,000, which originally was payable on May 17, 2007. On May 18, 2007, the Supplemental Loan was amended to provide for periodic payments to be made through July 15, 2007, at which time the Supplemental Loan was to be paid in full. On July 24, 2007, the Supplemental Loan was further amended to provide for a $3,000,000 loan at an interest rate equal to the LIBOR rate plus 5%, payable in seven quarterly installments commencing October 1, 2007. The Company has currently made all the required installment payments for this Supplemental Loan. In addition, mandatory prepayments are to be made based on (i) an amount equal to fifty percent of Excess Cash Flow, as defined in the credit agreement, and (ii) the net proceeds of Designated Inventory, as defined in the credit agreement. Borrowings under the new credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company.  At December 31, 2007, the outstanding balance on this revolving line of credit facility was $30,660,000 ($21,000,000 of which is borrowed under a 30-day LIBOR-based revolver and $2,700,000 under the Supplemental Loan) with an additional $7,697,000 available. At December 31, 2007, the Company had outstanding $2,670,000 of stand-by letters of credit on behalf of certain vendors. At December 31, 2007, the interest rates on the outstanding borrowings under the credit facility were: 7.095% on the borrowings under the 30-day LIBOR-based revolver; 10.32% on the Supplemental Loan; and 8.0% (prime plus 0.75%) on the balance of the borrowings.

Under the credit agreement, the Company is required to comply with one financial covenant which stipulates that in the event the Company’s additional borrowing availability under the revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter for the most recently ended four fiscal quarters. As of December 31, 2007, the Company was in violation of this financial covenant. On February 12, 2008, the credit agreement was amended and the Company is in compliance with this covenant as amended.

The credit agreement also provides for a limitation on capital expenditures of $500,000 for the Company’s 2008 fiscal year and for each remaining fiscal year in which the credit agreement is in effect. The credit agreement also contains other covenants and restrictions, including limitations on: the Company’s incurrence of additional indebtedness unrelated to the credit facility; its incurrence of liens; mergers, consolidations and sales of assets by the Company; investments, loans and acquisitions by the Company; and the Company’s ability to pay cash dividends.  In addition, the credit agreement, as was the case with the Company’s prior credit agreement, requires the deposit of customer receipts to be directed

FORM 10-Q                                                                                                                                                    December 31, 2007

to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility.  Accordingly, outstanding borrowings under the credit agreement are classified as a current liability.

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

5)           The Company was one of several plaintiffs alleging price fixing claims in violation of federal and state antitrust laws against a number of component manufacturers in the dynamic random access memory semiconductor market. The parties have settled claims with some of the defendants and, in connection with such settlement, the Company has recorded $480,000 and $89,000 as a reduction of selling, general and administrative expenses on its consolidated statement of operations for the six and three months ended December 31, 2007, respectively, and a receivable of $89,000 included in other current assets on its balance sheet as at December 31, 2007.

6)           In October 2000, the Board of Directors approved the adoption of the "2000 Stock Option Plan," hereinafter referred to as the "2000 Plan." The 2000 Plan originally provided for the grant of up to 600,000 incentive stock options ("ISOs") and nonqualified stock options ("NQSOs") to employees, officers, directors, consultants and advisers of the Company. In December 2004, the shareholders of the Company approved an increase in the amount of shares reserved for issuance under the 2000 Plan to 1,200,000. The Board of Directors or the Compensation Committee of the Board is responsible for the granting and pricing of these options. The exercise price of the options granted under the 2000 Plan must equal  the fair market value of the Company’s common stock on the date of grant. In the case of ISOs granted to shareholders owning more than 10% of the Company's voting securities, the exercise price shall be no less than 110% of the fair market value of the Company's common stock on the date of grant. All options expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option. Of the 1,200,000 shares of the Company's common stock reserved for issuance upon exercise of options 711,750 shares were subject to options outstanding at December 31, 2007.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair-value of the award, as determined using the Black-Scholes Option pricing method, and recognizes such cost over the requisite service period, which is generally the vesting period.  There were 87,500 stock options granted during the six and three months ended December 31, 2007. The weighted-average fair value of these options was $1.23, which was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions: expected volatility of 62%; risk-free interest rate of 4.37%; expected term of 7 years; and expected dividend yield of 0. Compensation expense recognized in the accompanying condensed consolidated statement of operations was $57,455 and $8,456 for the six months ended December 31, 2007 and 2006, respectively, and $28,728 and $8,456 or the three months ended December 31, 2007 and 2006, respectively.  At December 31, 2007, there was an aggregate of $446,897 of unamortized compensation expense related to stock options which will be recognized as an expense over a remaining period of approximately three years, which represents the remaining requisite service period for such awards.

FORM 10-Q                                                                                                                                                December 31, 2007

Summary of Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for our stock option plans:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (months)

Employee Stock Option Plans:
Options outstanding at June 30, 2007	624,250	$ 4.74
Granted	87,500	1.90
Exercised	-	-
Canceled	-	-

Options outstanding at December 31, 2007	711,750	$ 4.42	74
Options exercisable at December 31, 2007	482,125	$ 5.13	56

The aggregate intrinsic value of outstanding and exercisable options at December 31, 2007 was $0 and $0, respectively.

7)           The number of shares used in the Company’s basic and diluted earnings (loss) per share computations is as follows:

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Weighted average common shares outstanding, net of treasury shares, for basic earnings per share	6,294,332	6,294,332	6,294,332	6,294,332

Effect of dilutive securities	-	77,467	-	75,534

Weighted average common shares outstanding for diluted earnings per share	6,294,332	6,371,799	6,294,332	6,369,866

              Excluded from the calculation of earnings per share for the six months ended December 31, 2007 were outstanding options to purchase 711,750 shares of the Company’s common stock representing all outstanding options for the three months ended December 31, 2007, as their inclusion would have been antidilutive. Excluded from the calculation of loss per share for the three months ended December 31, 2007 are outstanding options to purchase 711,750 shares of the Company’s common stock, as the exercise price of such options equaled or exceeded the average market price during the period. Common stock equivalents for stock options are calculated using the treasury stock method.

FORM 10-Q                                                                                                                                                    December 31, 2007

8)           The Company is a party to various legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company’s business, results of operations or financial position.

9)           During the three and six months ended December 31 2007, the Company recorded sales of $17,835 and $76,085, respectively, compared to $75,040 and $92,592 for the three and six months ended December 31, 2006, respectively, from a customer, Frequency Electronics, Inc. (“Frequency”). The Company’s Chairman of the Board of Directors and President serves on the Board of Directors of Frequency. Such sales transactions with Frequency are in the normal course of business. Amounts included in accounts receivable from Frequency at December 31, 2007 and June 30, 2007 aggregate $10,281 and $15,832, respectively.
    The Company leases office and warehouse facilities from a partnership owned by two officers and directors of the Company. The lease expires in December 2013. During the three and six months ended December 31 2007 rent paid to this partnership was $173,643 and $347,288, respectively, compared to $165,375 and $330,750 for the three and six months ended December 31, 2006, respectively.

The son-in-law of the Company’s Chairman and President is a partner of a law firm, which provides legal services on behalf of the Company. During the three and six months ended December 31 2007 fees paid to such firm were $31,588 and $91,070, respectively, compared to $17,276 and $35,073 for the three and six months ended December 31, 2006, respectively.

10)         The following table provides information regarding approximate product sales to external customers:

	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Semiconductors	$38,946,000	$80,655,000	$18,614,000	$39,454,000
Flat Panel Displays	34,010,000	30,214,000	18,756,000	14,135,000
Passive Components	17,765,000	17,815,000	8,365,000	8,935,000
Electromechanical Devices	7,697,000	6,924,000	3,673,000	3,465,000

	$98,418,000	$135,608,000	$49,408,000	$65,989,000

11)          Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB 109” (“FIN 48).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have an impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded. FIN 48 also provides guidance on the accounting for potential interest and penalties. The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company has continued this classification upon the adoption of FIN 48.  Since no unrecognized tax benefits are being recorded, no corresponding interest and penalties have been accrued.

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

In, September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the

FORM 10-Q                                                                                                                                                December 31, 2007

principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157b-Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

       In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard amends SFAS No.115, “Accounting for Certain Investment in Debt and Equity Securities”, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact the adoption of SFAS No.159 will have on our consolidated financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") to permit entities, under certain circumstances to continue to use the "simplified" method, in developing estimates of expected term of "plain-vanilla" share options in accordance with Statement No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the "simplified" method beyond December 31, 2007.  The Company believes that the adoption of  SAB 110 will not have a material impact  on its consolidated financial statements.

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

FORM 10-Q                                                                                                                                                December 31, 2007

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

In, September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the

FORM 10-Q                                                                                                                                                December 31, 2007

principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157b-Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") to permit entities, under certain circumstances to continue to use the "simplified" method, in developing estimates of expected term of "plain-vanilla" share options in accordance with Statement No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the "simplified" method beyond December 31, 2007.  The Company believes that the adoption of  SAB 110 will not have a material impact  on its consolidated financial statements.

Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.77	87.11	83.77	87.33
Gross profit	16.33	12.99	16.33	12.77
Selling, general and administrative expenses	15.11	11.66	15.33	11.33
Operating profit (loss)	1.22	1.33	1.00	1.44
Interest expense	1.11	1.11	1.11	1.11
Earnings (loss) before income taxes	0.11	0.22	(0.1))	0.33
Income tax provision	0.00	0.00	0.00	0.00
Net earnings (loss)	0.1%	0.2%	(0.1)%	0.3%

FORM 10-Q                                                                                                                                                December 31, 2007

Comparison of the three and six months ended December 31,2007 and December 31,2006

                Net sales for the three and six months ended December 31, 2007 were $49.4 million and $98.4 million, respectively, compared to $66.0 million and $135.6 million for the three and six months ended December 31, 2006, representing decreases of 25.1% and 27.4%, respectively. During the quarter and first six months of the fiscal year we have experienced weak demand from our global contract manufacturers, primarily in the Far East. We support these customers with logistics programs consisting of inventory management services and warehousing capabilities. Sales to these global contract manufacturers are subject to large fluctuations due to the customer’s current demand and our ability to provide the products that are required at a competitive price. Sales to global contract manufacturers consist primarily of semiconductors. Net sales for the three and six months ended December 31, 2007 to these customers were $10.2 million and $21.9 million, respectively, compared to $28.8 million and $61.5 million for the three and six months ended December 31 ,2006, representing decreases of 64.6% and 64.4%, respectively.

               We sell flat panel displays (“FPD’s” ) as a component sale through our standard distribution channel and we sell FPD product as a value-added offering through our in-house integration center. We provide design capabilities and a “full-solution” capability enabling us to offer our customers an expanded range of services to integrate FPD product into their application. We market our FPD capabilities to a broad range of business segments, such as electronic kiosk, the fast food industry, signage, the gaming industry, financial institutions, and medical and military applications. For the three and six months ended December 31, 2007, FPD sales increased 32.7% and 12.6% to $18.8 million and $34.0 million, respectively, from $14.1 million and $30.2 million for the three and six months ended December 31, 2006.  FPD sales, for the three months, represented, for the first time, the largest percentage of our net sales at 38.0%. The FPD market continues to get larger. We will continue to aggressively market our FPD product primarily in the United States.

      Semiconductors represented approximately 37.7% and 39.6% of our net sales for the three and six months ended December 31, 2007, respectively, compared to 59.8% and 59.5% for the three and six months ended December 31, 2006, respectively. This decrease is primarily the result of the decrease in net sales of to our global contract manufacturers and the increase of our FPD net sales as a percentage of our total net sales. Based on fluctuations in pricing in the global market of semiconductors we cannot be certain when or if these sales will increase.

Passive components, which are primarily commodity product such as capacitors and resistors, accounted for 16.9% and 18.1% of our net sales for the three and six months ended December 31, 2007, respectively, compared to 13.5% and 13.1% for the three and six months ended December 31, 2006, respectively. Actual net sales of passive components has remained constant at approximately $18 million and the increase in the percentage of net sales is the result of the decrease in total net sales. Due to the transition of sales to the Far East we do not believe we will materially increase net sales in passive components for the foreseeable future.

              Electromechanical products such as power supplies, relays, and printer heads represented approximately $3.7 million, or 7.4%, and $7.7 million, or 7.8%, of net sales for the three and six months ended December 31, 2007, respectively, compared to $3.5 million, or 5.3%, and $6.9 million, or 5.1%, for the three and six months ended December 31, 2006, respectively. The increase in the percentage of net sales is the result of the decrease in total net sales. Based on current demand for these components we do not expect a material increase in sale of this product for the foreseeable future.

               Gross profit was $8.1 million, or 16.3% of net sales, and $16.1 million, or 16.3% of net sales, for the three and six months ended December 31, 2007, respectively, compared to $8.5 million, or 12.9% of net sales, and $17.2 million, or 12.7% of net sales, for the three and six months ended December 31, 2006, respectively. As discussed, previously, the decrease in total net sales and corresponding gross profit dollars of our logistics business is the primary reason for the decrease during the current quarter and fiscal year of gross profit dollars compared to the corresponding periods last fiscal year. Our core business has historically generated higher gross profit margins than our logistics sales. This is the primary reason for the increase in gross profit margin.  As a result of the higher margins, gross profit dollars declined only $500,000, or 5.3%, and $1.1 million, or 6.3%, for the three and six months ended December 31, 2007 compared to the comparable periods last fiscal year. Management considers gross profit to be a key

FORM 10-Q                                                                                                                                            December 31, 2007

performance indicator in managing our business. Any future changes in demand for product through our logistic programs could affect our gross profit margin in the future. In addition, demand and pricing for our products have been, and in the future may continue to be, adversely affected by industry-wide trends and events beyond our control.

                Selling, general and administrative (“SG&A”) expenses were $7.5 million, or 15.1% of net sales, and $15.0 million, or 15.3% of net sales, respectively, for the three and six months ended December 31, 2007 compared to $7.7 million, or 11.6% of net sales, and $15.2 million, or 11.3% of net sales, respectively, for the three and six months ended December 31, 2006. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business. The increase in this percentage this fiscal year is a reflection of the reduction in sales described above. Our actual SG&A expenses decreased slightly for the three and six months ended December 31, 2007 compared to the comparable periods last fiscal year. This was achieved by monitoring and reducing expenses in non-strategic areas while we continue to invest in supporting our FPD product growth. We believe these investments have contributed to the increase of our FPD sales.

               Interest expense was $540,000 and $1,156,000 for the three and six months ended December 31, 2007, respectively, compared to $694,000 and $1,540,000 for the three and six months ended December 31, 2006. This reflects decreases of $154,000, or 22.1%, and $384,000, or 25.0%, when comparing the current fiscal year to last fiscal year. The decreases are attributable to lower borrowing rates and lower levels of borrowing under the current line of credit. Recent reductions in federal lending rates will impact our interest expense for the foreseeable future.

               Net earnings for the three months ended December 31, 2007 were $39,000, or $0.01 per diluted share, and net loss for the six months ended December 31, 2007 were ($141,000), or ($0.02) per diluted shared, compared to net earnings of $140,000, or $0.02, and $401,000, or $0.06 per diluted share, respectively, for the three and six months ended December 31, 2006. The decrease in net earnings during the current fiscal year compared to last fiscal year is attributed to the decrease in net sales discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

To provide liquidity in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2006, the Company entered into a new three-year credit agreement with CIT Group/Business Credit, Inc. (“CIT”), which provides for a $55,000,000 revolving secured line of credit. This credit facility has a maturity date of December 22, 2009. On January 23, 2007, CIT assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A. On March 23, 2007, the credit facility was amended to provide the Company with a supplemental loan (“Supplemental Loan”) of $3,000,000, which originally was payable on May 17, 2007. On May 18, 2007, the Supplemental Loan was amended to provide for periodic payments to be made through July 15, 2007, at which time the Supplemental Loan was to be paid in full. On July 24, 2007, the Supplemental Loan was further amended to provide for a $3,000,000 loan at an interest rate equal to the LIBOR rate plus 5%, payable in seven quarterly installments commencing October 1, 2007. The Company has currently made all the required installment payments for this Supplemental Loan. In addition, mandatory prepayments are to be made based on (i) an amount equal to fifty percent of Excess Cash Flow, as defined in the credit agreement, and (ii) the net proceeds of Designated Inventory, as defined in the credit agreement. Borrowings under the new credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company.  At December 30, 2007, the outstanding balance on this revolving line of credit facility was $30,660,000 ($21,000,000 of which is borrowed under a 30-day LIBOR-based revolver and $2,700,000 under the Supplemental Loan) with an additional $7,697,000 available. At December 31, 2007, the Company had outstanding $2,500,000 of stand-by letters of credit on behalf of certain vendors.  At December 31, 2007, the interest rates on the outstanding borrowings under the credit facility were: 7.095% on the borrowings under the 30-day LIBOR-based revolver; 10.32% on the Supplemental Loan; and 8.0% (prime plus 0.75%) on the balance of the borrowings.

Under the credit agreement, the Company is required to comply with one financial covenant which stipulates that in the event the Company’s additional borrowing availability under the revolving line of

FORM 10-Q                                                                                                                                            December 31, 2007

credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined in the credit agreement) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter for the most recently ended four fiscal quarters. As of December 31, 2007, the Company was in violation of this financial covenant. On February 12, 2008, the credit agreement was amended and the Company is in compliance with this covenant as amended.

At December 31, 2007, the Company had cash of approximately $20,000 and working capital of approximately $4,058,000, as compared to cash of approximately $16,000 and working capital of approximately $3,897,000 at June 30, 2007.  As described above, our credit agreement requires our cash generated from operations to be applied directly to the prepayment of indebtedness under our credit facility.

              For the six months ended December 31, 2007, our net cash provided by operating activities was approximately $7.1 million as compared to net cash used in operating activities of $0.5 million for the six months ended December 31, 2006. The increase in net cash provided by operating activities is primarily attributable to the decrease in our accounts receivable for the six months ended December 31, 2007. Net cash used in investing activities was approximately $34,000 for the six months ended December 31, 2007 as compared to net cash used in investing activities of $125,000 for the six months ended December 31, 2006.  Net cash used in financing activities was approximately $7.1 million for the six months ended December 31, 2007 as compared to $0.6 million provided by financing activities for the six months ended December 31, 2006. The increase in net cash used is primarily attributable to the decrease in net borrowings under our credit facility of approximately $7.1 million in the six months ended December 31, 2007 as compared to an increase in net borrowings of $0.6 million in the six months ended December 31, 2006.

For the six months ended December 31, 2007 and 2006, our inventory turnover was 5.6 times and 7.4 times, respectively. The average days outstanding of our accounts receivable at December 31, 2007 were 57 days, as compared to 51 days at December 31, 2006. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.

Based upon our present plans, including no anticipated material capital expenditures, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months.  However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control cost, and remaining in compliance with our bank covenants. As previously discussed, we were able to obtain an amendment from our lenders to satisfy our noncompliance with a financial covenant contained in our credit agreement as of December 31, 2007. While we cannot assure that any such amendments and/or waivers, if needed, will be available in the future, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources.  In the event that in the future we are unable to obtain such an amendment and/or waiver of our non-compliance with our financial covenants, the lenders under our credit facility could declare us to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/ or limit the Company’s ability to borrow additional amounts under the facility. If we did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

FORM 10-Q                                                                                                                                                    December 31, 2007

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at December 31, 2007.

	Total	< 1 Year	1 to 3 Years	3 to 5 Years	> 5 Years

Bank Debt	$30,659,575	$30,659,575
Capital Lease	62,553	57,365	$5,188
Operating Lease	6,072,379	1,388,074	2,867,037	$1,817,268	-
Total	$36,794,507	$32,105,014	$2,872,225	$1,817,268

Inflation and Seasonality

Inflation and seasonality have not had a significant impact on our operations during the last three fiscal years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at a variable rate dependent upon either the prime rate, federal funds rate or the LIBOR rate (“rates”).  At January 31, 2008, $29.1 million was outstanding under the credit facility. Changes in any of the rates during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the rate will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on the amount of outstanding borrowings at January 31, 2008. The impact of interest rate fluctuations on our other floating rate debt is not material.

Item 4. Controls and Procedures.

An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007.  Based upon that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For information related to legal proceedings, see Note 3 and Note 8 of the Notes to Consolidated Financial Statements presented in Part 1, Item 1 of this report on Form 10-Q.

Item 1A.  Risk Factors

              See “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2007.

FORM 10-Q                                                                                                                                        December 31, 2007

Item 6.                     Exhibits.

Exhibit 10.27.8 -
Second Amendment to Credit Agreement dated as of February 12, 2008 among CIT, as Agent under the Credit Agreement, and Jaco Electronics,
Inc. and Interface Electronics Corp., as Borrowers under the Credit
Agreement.

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

February 14, 2008
JACO ELECTRONICS, INC.
(Registrant)

BY:  /s/ Jeffrey D. Gash
Jeffrey D. Gash, Executive Vice President,
                                        Finance and Secretary
(Principal Financial Officer)