Form 10-Q
period 2008-03-31
JACO ELECTRONICS INC
filed 2008-05-15
CIK 52971

                            UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549
                             FORM 10-Q

{X}           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes   X                      No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __            No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 14, 2008
Common Stock, $0.10 Par Value	6,294,332 (excluding 659,900 shares held as treasury stock)

FORM 10-Q                                                                                                                                                                      March 31, 2008

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2008	2007
	(Unaudited)	(Derived from
ASSETS		Audited Statements)

Current Assets

Cash	$11,319	$15,713
Accounts receivable - net	28,282,910	35,752,247
Inventories - net	31,078,783	30,364,720
Prepaid expenses and other	1,197,515	551,159

Total current assets	60,570,527	66,683,839

Property, plant and equipment - net	1,121,474	1,433,286

Goodwill	25,416,087	25,416,087

Other Assets	2,468,914	2,553,345

Total Assets	$89,577,002	$96,086,557

See accompanying notes to condensed consolidated financial statements

Form 10-Q                                                                                                                                                                                    March 31, 2008

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2008	2007
	(Unaudited)	(Derived from
LIABILITIES & SHAREHOLDERS' EQUITY		Audited Statements)

Current Liabilities

Accounts payable and accrued expenses	$21,933,954	$24,999,242
Current maturities of long-term debt and
capitalized lease obligations	34,974,172	37,772,069
Income taxes payable	9,921	15,657

Total current liabilities	56,918,047	62,786,968

Long-term debt and capitalized lease obligations	-	34,966

Deferred compensation	1,187,504	1,150,000

Total liabilities	58,105,551	63,971,934

Commitments and Contingencies

SHAREHOLDERS' EQUITY

Preferred stock - authorized, 100,000 shares,
$10 par value; none issued	-	-
Common stock - authorized, 20,000,000 shares,
$.10 par value; 6,954,232 shares issued
and 6,294,332 shares outstanding	695,423	695,423
Additional paid-in capital	27,207,633	27,114,567
Retained earnings	5,882,961	6,619,199
Treasury stock - 659,900 shares at cost	(2,314,566)	(2,314,566)

Total shareholders' equity	31,471,451	32,114,623

Total liabilities and shareholders' equity	$89,577,002	$96,086,557

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                                        March 31, 2008

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2008 2007
Net sales	$44,459,837	$49,890,362

Cost of goods sold	37,263,555	42,110,385

Gross profit	7,196,282	7,779,977

Selling, general and administrative expenses	7,279,986	7,920,780

Operating loss	(83,704)	(140,803)

Interest expense	498,745	590,697

Loss before income taxes	(582,449)	(731,500)

Income tax provision	12,270	15,000

Net loss	$(594,719)	$(746,500)

PER SHARE INFORMATION

Basic loss per common share:	$(.09)	$(.12)

Diluted loss per common share:	$(.09)	$(.12)

Weighted average common shares and common equivalent shares outstanding:

Basic	6,294,332	6,294,332

Diluted	6,294,332	6,294,332

            See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                                        March 31, 2008

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2008	2007
Net sales	$142,877,855	$185,497,686

Cost of goods sold	119,596,638	160,544,514

Gross profit	23,281,217	24,953,172

Selling, general and administrative expenses	22,324,902	23,122,891

Operating profit	956,315	1,830,281

Interest expense	1,654,394	2,130,642

Loss before income taxes	(698,079)	(300,361)

Income tax provision	38,159	45,000

Net loss	$(736,238)	$(345,361)

PER SHARE INFORMATION

Basic loss per common share:	$(.12)	$(.05)

Diluted loss per common share:	$(.12)	$(.05)

Weighted average common shares and common equivalent shares outstanding:

Basic	6,294,332	6,294,332

Diluted	6,294,332	6,294,332

            See accompanying notes to condensed consolidated financial statements.

FORM 10-Q						March 31, 2008

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

			Additional			Total
	Common stock		paid-in	Retained	Treasury	shareholders'
	Shares	Amount	capital	earnings	stock	equity

Balance at July 1, 2007	6,954,232	$695,423	$27,114,567	$6,619,199	$(2,314,566)	$32,114,623

Stock-based compensation			93,066			93,066

Net loss				(736,238)		(736,238)

Balance at March 31, 2008	6,954,232	$695,423	$27,207,633	$5,882,961	$(2,314,566)	$31,471,451

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                                     March 31, 2008

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31,
(UNAUDITED)
	2008	2007
Cash flows from operating activities
Net loss	$(736,238)	$(345,361)

Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	518,271	547,803
Deferred compensation	37,504	37,499
Stock-based compensation	93,066	35,840
Provision for doubtful accounts	(380,891)	(225,607)
Changes in operating assets and liabilities
Decrease in operating assets - net	6,445,772	6,628,185
(Decrease) in operating liabilities – net	(3,071,024)	(6,214,523)

Net cash provided by operating activities	2,906,460	463,836

Cash flows from investing activities
Capital expenditures	(77,991)	(216,313)

Net cash used in investing activities	(77,991)	(216,313)

Cash flows from financing activities
Borrowings under line of credit	147,893,470	197,553,467
Repayments under line of credit	(150,687,245)	(197,778,943)
Principal payments under equipment financing	(39,088)	(33,549)

Net cash used in financing activities	(2,832,863)	(259,025)

Net decrease in cash	(4,394)	(11,502)

Cash at beginning of period	15,713	29,211

Cash at end of period	$11,319	$17,709

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,654,000	$2,131,000
Income taxes	43,000	65,000

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                                       March 31, 2008

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

2)           As discussed further in Note 4, the Company maintains a revolving line of credit, collateralized by substantially all of the assets of the Company, which provides the Company with bank financing based upon eligible accounts receivable and inventory, as defined.  The credit facility has a maturity date of December 22, 2009. As of March 31, 2008, the Company was in compliance with all the covenants contained in its credit agreement, as discussed in Note 4.

Management believes that its ongoing plan for improved operating controls and a focused sales and marketing effort should improve results from operations and cash flows in the near term. Continued achievement of this plan, however, will be dependent upon the Company's ability to generate sufficient revenues, decrease operating costs and remain in compliance with the covenants contained in its credit agreement. The Company’s future operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company will be able to achieve these goals. The Company’s failure to achieve these goals or remain in compliance with the covenants contained in its credit agreement would have a material adverse effect upon its business, financial condition and results of operations.

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

FORM 10-Q                                                                                                                                                                     March 31, 2008

On September 19, 2006, Nexus Nano Electronics, Inc. (“NNE”), as successor to Sagamore, and its subsidiary filed suit against the Company in the U.S. District Court for the Southern District of New York alleging fraud and misrepresentations by the Company in connection with the sale of Nexus and seeking an unspecified amount of damages.  The parties had entered into settlement discussions and the documentation for an agreement in principle had been substantially finalized, but prior to approval by the parties’ respective boards of directors, NNE’s assets were transferred to Titan Global Holdings, Inc. and/or its subsidiary, Titan Nexus, Inc.   On December 27, 2007, NNE filed an amended complaint adding claims for breach of contract and breach of warranty in connection with the Company’s sale to NNE of alleged non-conforming parts.  On January 18, 2008, the Company answered the amended complaint and asserted counterclaims against plaintiffs and other related entities, including Titan Global Holdings, Inc. and Titan Nexus, Inc., seeking, among other things, amounts owed to it in connection with the sale of Nexus. The Company and the plaintiffs have negotiated a settlement agreement, the terms of which include dismissal of all claims without payment to any party, exchange of releases and a Supply Agreement pursuant to which the Company will have the opportunity to sell electronic components to Titan Nexus and related parties. There can be no assurance that the settlement agreement will be executed.

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

4)            The Company borrows amounts under credit facilities and other external sources of financing with repayments made from cash flows. On December 22, 2006, the Company entered into a new three-year credit agreement with CIT Group/Business Credit, Inc. (“CIT”), which provides for a $55,000,000 revolving line of credit. This credit facility has a due date of December 22, 2009. On January 23, 2007, CIT assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A. On March 23, 2007, the credit facility was amended to provide the Company with a supplemental loan (“Supplemental Loan”) of $3,000,000, which originally was payable on May 17, 2007. On May 18, 2007, the Supplemental Loan was amended to provide for periodic payments to be made through July 15, 2007, at which time the Supplemental Loan was to be paid in full. On July 24, 2007, the Supplemental Loan was further amended to provide for a $3,000,000 loan at an interest rate equal to the LIBOR rate plus 5%, payable in seven quarterly installments commencing October 1, 2007. The Company has currently made all the required installment payments for this Supplemental Loan. In addition, mandatory prepayments are to be made based on (i) an amount equal to fifty percent of Excess Cash Flow, as defined in the credit agreement, and (ii) the net proceeds of Designated Inventory, as defined in the credit agreement, of which the last installment is due no later than April 1, 2009. Borrowings under the new credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company.  At March 31, 2008, the outstanding balance on this revolving line of credit facility was $34,925,000 ($24,000,000 of which is borrowed under a 30-day LIBOR-based revolver and $2,400,000 under the Supplemental Loan) with an additional $3,549,000 available. At March 31, 2008, the Company had outstanding $2,920,000 of stand-by letters of credit on behalf of certain vendors. At March 31, 2008, the interest rates on the outstanding borrowings under the credit facility were: 5.20% on the borrowings under the 30-day LIBOR-based revolver; 8.12% on the Supplemental Loan; and 6.25% (prime plus 1%) on the balance of the borrowings.

 Under the credit agreement, the Company is required to comply with one financial covenant which stipulates that in the event the Company’s additional borrowing availability under the revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter for the most recently ended four fiscal quarters. The Fixed Charge Coverage Ratio has been triggered and as of March 31, 2008, the Company was in compliance with this financial covenant.

FORM 10-Q                                                                                                                                                                     March 31, 2008

The credit agreement also provides for a limitation on capital expenditures of $500,000 for the Company’s 2008 fiscal year and for each remaining fiscal year in which the credit agreement is in effect.The credit agreement also contains other covenants and restrictions, including limitations on: the Company’s incurrence of additional indebtedness unrelated to the credit facility; its incurrence of liens; mergers, consolidations and sales of assets by the Company; investments, loans and acquisitions by the Company; and the Company’s ability to pay cash dividends.  In addition, the credit agreement, as was the case with the Company’s prior credit agreement, requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility.  Accordingly, outstanding borrowings under the credit agreement are classified as a current liability.

If the Company were to be in violation of the financial covenant or any other material provision contained in the credit agreement in the future and not able to obtain an amendment or waiver with respect to such noncompliance, the lenders under the credit facility could declare the Company to be in default under the facility, resulting in all amounts outstanding under the facility becoming immediately due and payable and/or limit the Company’s ability to borrow additional amounts under the facility. If the Company did not have sufficient available cash to pay all such amounts that became due and payable, it would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on the Company’s business, results of operations and financial condition.

5)           The Company was one of several plaintiffs alleging price fixing claims in violation of federal and state antitrust laws against a number of component manufacturers in the dynamic random access memory semiconductor market. The parties have settled claims with some of the defendants and, in connection with such settlement, the Company has recorded $480,000 and $0 as a reduction of selling, general and administrative expenses on its consolidated statement of operations for the nine and three months ended March 31, 2008.

6)           In October 2000, the Board of Directors approved the adoption of the "2000 Stock Option Plan," hereinafter referred to as the "2000 Plan." The 2000 Plan originally provided for the grant of up to 600,000 incentive stock options ("ISOs") and nonqualified stock options ("NQSOs") to employees, officers, directors, consultants and advisers of the Company. In December 2004, the shareholders of the Company approved an increase in the amount of shares reserved for issuance under the 2000 Plan to 1,200,000. The Board of Directors or the Compensation Committee of the Board is responsible for the granting and pricing of these options. The exercise price of the options granted under the 2000 Plan must equal  the fair market value of the Company’s common stock on the date of grant. In the case of ISOs granted to shareholders owning more than 10% of the Company's voting securities, the exercise price shall be no less than 110% of the fair market value of the Company's common stock on the date of grant. All options expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option. Of the 1,200,000 shares of the Company's common stock reserved for issuance upon exercise of options 711,750 shares were subject to options outstanding at March 31, 2008.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair-value of the award, as determined using the Black-Scholes Option pricing method, and recognizes such cost over the requisite service period, which is generally the vesting period.  There were 87,500 stock options granted during the nine months ended March 31, 2008. The weighted-average fair value of these options was $1.23, which was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions: expected volatility of 62%; risk-free interest rate of 4.37%; expected term of 7 years; and expected dividend yield of 0. There were no stock options granted during the three months ended March 31, 2008. Compensation expense recognized in the accompanying condensed consolidated statement of operations was $93,066 and $35,840 for the nine months ended March 31, 2008 and 2007, respectively, and $35,611 and $27,384 for the three months ended March 31, 2008 and 2007, respectively.  At March 31, 2008, there was an aggregate of $411,287 of compensation expense related to stock options which will be recognized as an expense over a remaining period of approximately three years, which represents the remaining requisite service period for such awards.

FORM 10-Q                                                                                                                                                                     March 31, 2008

Summary of Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for our stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Options	Exercise	Contractual
	Outstanding	Price	Term (months)
Employee Stock Option Plans:
Options outstanding at June 30, 2007	624,250	$4.74
Granted	87,500	1.90
Exercised	-	-
Canceled	-	-

Options outstanding at March 31, 2008	711,750	$4.42	71
Options exercisable at March 31, 2008	482,125	$5.12	53

Nonvested Stock Options:
Nonvested options outstanding at January 1, 2008	229,625	$2.88
Granted	-	-
Vested	-	-
Canceled or expired	-	-

Nonvested options outstanding at March 31, 2008	229,625	$2.88

The aggregate intrinsic value of outstanding and exercisable options at March 31, 2008 was $0 and $0, respectively.

7)           The number of shares used in the Company’s basic and diluted earnings (loss) per share computations is as follows:

	Nine Months Ended March 31,		Nine Months Ended March 31,
	2008	2007 2008		2007
Weighted average common shares outstanding, net of treasury shares, for basic earnings per share	6,294,332	6,294,332	6,294,332	6,294,332

Effect of dilutive securities	-	-	-	-

Weighted average common shares Outstanding for diluted earnings per share	6,294,332	6,294,332	6,294,332	6,294,332

FORM 10-Q                                                                                                                                                                       March 31, 2008

      Excluded from the calculation of earnings per share for the nine and three months ended March 31, 2008 were outstanding options to purchase 711,750 shares of the Company’s common stock , as their inclusion would have been antidilutive. Excluded from the calculation of earnings per share for the nine and three months ended March 31, 2007 were outstanding options to purchase 657,250 shares of the Company’s common stock , as their inclusion would have been antidilutive. Common stock equivalents for stock options are calculated using the treasury stock method.

8)           The Company is a party to various legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company’s business, results of operations or financial position.

9)           During the three and nine months ended March 31 2008, the Company recorded sales of $16,901 and $92,986, respectively, compared to $64,991 and $157,582 for the three and nine months ended March 31, 2007, respectively, from a customer, Frequency Electronics, Inc. (“Frequency”). The Company’s Chairman of the Board of Directors and President serves on the Board of Directors of Frequency. Such sales transactions with Frequency are in the normal course of business. Amounts included in accounts receivable from Frequency at March 31, 2008 and June 30, 2007 aggregate $1,389 and $15,832, respectively.

      The Company leases office and warehouse facilities from a partnership owned by two officers and directors of the Company. The lease expires in December 2013. During the three and nine months ended March 31 2008 rent paid to this partnership was $175,409 and $522,694, respectively, compared to $173,644 and $504,394 for the three and nine months ended March 31, 2007, respectively.

      The son-in-law of the Company’s Chairman and President is a partner of a law firm, which provides legal services on behalf of the Company. During the three and nine months ended March 31, 2008 fees paid to such firm were $38,376 and $127,440, respectively, compared to $17,874 and $67,895 for the three and nine months ended March 31, 2007, respectively.

10)         The following table provides information regarding approximate product sales to external customers:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Semiconductors	$55,784,000	$104,484,000	$16,839,000	$23,836,000
Flat Panel Displays	48,880,000	43,704,000	14,870,000	13,486,000
Passive Components	27,002,000	27,057,000	9,236,000	9,240,000
Electromechanical Devices	11,212,000	10,253,000	3,515,000	3,328,000

	$142,878,000	$185,498,000	$44,460,000	$49,890,000

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

FORM 10-Q                                                                                                                                                                      March 31, 2008

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

In, September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP FAS 157-2-Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

              The following discussion contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events.  When used in this report and in other written or oral statements made by us from time to time, forward-looking statements include, without limitation, statements regarding our financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar language.  Although we believe that the expectations in these forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which are subject to change and/or beyond our control, that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by us of results that actually will be achieved. For a discussion of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements, see Item 1A. Risk Factors in our Annual Report on Form 10-K, as amended,

FORM 10-Q                                                                                                                                                                     March 31, 2008

for the fiscal year ended June 30, 2007 and our other reports and documents filed with the Securities and Exchange Commission.

GENERAL

Jaco is a leading distributor of active and passive electronic components to industrial original equipment manufacturers (“OEMs”) that are used in the manufacture and assembly of electronic products in such industries as telecommunications, medical devices, computers and office equipment, military/aerospace, and automotive and consumer electronics. Products distributed by the Company include semiconductors, flat panel displays, capacitors, resistors, electromechanical devices and power supplies.  Due to the ongoing shift of manufacturing to the Far East, the Company modified its business model to pursue the business available in the United States, increase its support of global contract manufacturers that require its value-added services and logistics programs, and aggressively promote its flat panel display, or FPD, product offerings, which have experienced significant growth in recent quarters and which the Company believes have potential for growth in the future, through its FPD in-house integration center.  This in-house integration center allows us to provide optimized and efficient design solutions, optical enhancements and touch screen integrations, as well as to manufacture of FPD subassemblies and complete displays for commercial, industrial and military applications.

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

FORM 10-Q                                                                                                                                                                     March 31, 2008

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

In, September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP FAS 157-2-Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

FORM 10-Q                                                                                                                                                 March 31, 2008

Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.8	84.4	83.7	86.5
Gross profit	16.2	15.6	16.3	13.5
Selling, general and administrative expenses	16.4	15.9	15.6	12.5
Operating profit (loss)	(0.2)	(0.3)	0.7	1.0
Interest expense	1.1	1.2	1.2	1.2
Loss before income taxes	(1.3)	(1.5)	(0.5)	(0.2)
Income tax provision	0.0	0.0	0.0	0.0
Net loss	(1.3)%	(1.5)%	(0.5)%	(0.2)%

Comparison of the three and nine months ended March 31,2008 and March 31,2007

            Net sales for the three and nine months ended March 31, 2008 were $44.5 million and $142.9 million, respectively, compared to $49.9 million and $185.5 million for the three and nine months ended March 31 2007, representing decreases of 10.9% and 23.0%, respectively. We continue to experience weak demand from our global contract manufacturers, primarily in the Far East. We support these customers with logistics programs consisting of inventory management services and warehousing capabilities. Sales to these global contract manufacturers are subject to large fluctuations due to the customer’s current demand and our ability to provide the products that are required at a competitive price. Our net sales to these customers decreased approximately $6.4 million and $45.4 million for the three and nine months respectively. This accounts for the decrease in our total net sales partially offset by the increase in our flat panel display (“FPD”) sales.

            We sell FPD’s as a component through our standard distribution channel and we sell FPD product as a value-added offering through our in-house integration center. We provide design capabilities and a “full-solution” capability enabling us to offer our customers an expanded range of services to integrate FPD product into their applications. We market our FPD capabilities to a broad range of business segments, such as electronic kiosk, the fast food industry, signage, the gaming industry, financial institutions, medical applications, military, and electronic voting machines. For the three and nine months ended March 31, 2008, FPD sales increased  10.3% and 11.9% to $14.9 million and $48.9 million, respectively, compared to $13.5 million and $43.7 million for the three and nine months ended March 31, 2007.  Recently, we announced the award of a sizable contract to build optical scan voting machines in our integration center. This contract is expected to increase our FPD sales significantly during the next two quarters.  FPD sales represented approximately 33.4% and 34.2% of our net sales for the three and nine months ended March 31, 2008.

           Semiconductors represented approximately 37.9% and 39.0% of our net sales for the three and nine months ended March 31, 2008, respectively, compared to 47.8% and 56.3% for the three and nine months ended March 31, 2007. The decrease is primarily the result of the decrease in net sales to our global contract manufacturers. We believe that this decrease is of a cyclical nature and we have taken steps that we believe will increase these sales. However, there can be no assurances that these sales will return to levels attained in the past.

FORM 10-Q                                                                                                                                                                       March 31, 2008

           Passive components, which are primarily commodity product such as capacitors and resistors accounted for approximately 20.8% and 18.9% of our net sales for the three and nine months ended March 31, 2008, respectively, compared to 18.5% and 14.6% for the three and nine months ended March 31, 2007. Our passive net sales have remained constant compared to the comparable periods last year, however, the percentage of net sales increased due to the decrease in total net sales. Due to the loss of sales to manufacturers in the Far East, we do not believe we will materially increase net sales in passive components for the foreseeable future.

            Electromechanical products, such as power supplies, relays, and printer heads, represented approximately 7.9% and 7.8% of net sales for the three and nine months ended March 31, 2008, respectively, compared to 6.7% and 5.5% for the three and nine months ended March 31, 2007. Net sales for both the three and nine months increased slightly compared to the comparable period last fiscal year. We believe we can compete domestically with this product and will continue to market accordingly.

    Gross profit was $7.2 million, or 16.2% of net sales, and $23.3 million, or 16.3% of net sales for the three and nine months ended March 31, 2008, respectively, compared to $7.8 million, or 15.6% of net sales and $25.0 million, or 13.5% of net sales, for the three and nine months ended March 31, 2007, respectively. The decrease in gross profit is attributable to the decrease in net sales and corresponding gross profit  of our logistics business. Our core business has historically operated at higher gross profit margins. This accounted for the increase in gross profit margins for the three and nine months ended March 31, 2008 compared to the comparable period last fiscal year. Management does not anticipate any material variances in our gross profit margin based on the current sales mix. Management considers gross profit to be a key performance indicator in managing our business. Any future changes in demand for product through our logistic programs could affect our gross profit margin. In addition, demand and pricing for our products have been, and in the future may continue to be, adversely affected by industry-wide trends and events beyond our control.

            Selling, general and administrative (“SG&A”) expenses were $7.3 million, or 16.4% of net sales, and $22.3 million, or 15.6% of net sales, respectively, for the three and nine months ended March 31, 2008 compared to $7.9 million, or 15.9% of net sales, and $23.1 million, or 12.5% of net sales for the three and nine months ended March 31, 2007, respectively. Management considers SG&A   as a percentage of net sales to be a key performance indicator in managing our business. The increase in percentage this fiscal year compared to the comparable periods last fiscal year is attributable to the reduction in net sales. Our actual SG&A  expenses have decreased. During the quarter we implemented cost reductions. We do not believe these reductions will impact our net sales in future periods. We continue to invest in supporting our FPD product group. We believe these investments have contributed to the increase in FPD sales.

           Interest expense was $ 0.5 million and $ 1.7 million for the three and nine months ended March 31, 2008, respectively, compared to $ 0.6 million and $ 2.1 million for the three and nine months ended March 31, 2007. The decreases of  $ 0.1 million, or 15.6%, and  $ 0.5 million, or 22.4%, are attributable to lower borrowing rates. Recent reduction in federal lending rates will favorably impact interest expense for the foreseeable future.

            Net loss for the three and nine months ended March 31, 2008 was $ 0.6 million, or $0.09 per diluted share, and $0.7 million, or $0.12 per diluted share, respectively, compared to $0.8 million, or $0.12 per diluted share and $0.4 million, or $0.05 per diluted share, respectively for the three and nine months ended March 31, 2007. The losses incurred are primarily attributable to the decrease in net sales. Management believes that the cost reductions implemented will reduce the losses in future periods.

LIQUIDITY AND CAPITAL RESOURCES

    To provide liquidity in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing with repayments made from cash flows. On December 22, 2006, the Company entered into a new three-year credit agreement with CIT Group/Business Credit, Inc. (“CIT”), which provides for a $55,000,000 revolving line of credit. This credit facility has a due date of December 22, 2009. On January 23, 2007, CIT assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A. On March 23, 2007, the credit facility was amended to provide the Company with a supplemental

FORM 10-Q                                                                                                                                                                      March 31, 2008

loan (“Supplemental Loan”) of $3,000,000, which originally was payable on May 17, 2007. On May 18, 2007, the Supplemental Loan was amended to provide for periodic payments to be made through July 15, 2007, at which time the Supplemental Loan was to be paid in full. On July 24, 2007, the Supplemental Loan was further amended to provide for a $3,000,000 loan at an interest rate equal to the LIBOR rate plus 5%, payable in seven quarterly installments commencing October 1, 2007. The Company has currently made all the required installment payments for this Supplemental Loan. In addition, mandatory prepayments are to be made based on (i) an amount equal to fifty percent of Excess Cash Flow, as defined in the credit agreement, and (ii) the net proceeds of Designated Inventory, as defined in the credit agreement, of which the last installment is due no later than April 1, 2009. Borrowings under the new credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company.  At March 31, 2008, the outstanding balance on this revolving line of credit facility was $34,925,000 ($24,000,000 of which is borrowed under a 30-day LIBOR-based revolver and $2,400,000 under the Supplemental Loan) with an additional $3,549,000 available. At March 31, 2008, the Company had outstanding $2,920,000 of stand-by letters of credit on behalf of certain vendors.  At March 31, 2008, the interest rates on the outstanding borrowings under the credit facility were: 5.20% on the borrowings under the 30-day LIBOR-based revolver; 8.12% on the Supplemental Loan; and 6.25% (prime plus 1.0%) on the balance of the borrowings.

Under the credit agreement, the Company is required to comply with one financial covenant which stipulates that in the event the Company’s borrowing availability under the revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined in the credit agreement) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter for the most recently ended four fiscal quarters. The Fixed Charge Coverage Ratio has been triggered and as of March 31, 2008, the Company was in compliance with this financial covenant.

              For the nine months ended March 31, 2008, our net cash provided by operating activities was approximately $2.9 million as compared to $0.5 million for the nine months ended March 31, 2007. The increase in net cash provided by operating activities is primarily attributable to the decrease in our accounts payable for the nine months ended March 31, 2008. Net cash used in investing activities was approximately $78,000 for the nine months ended March 31, 2008 as compared to net cash used in investing activities of $216,000 for the nine months ended March 31, 2007.  Net cash used in financing activities was approximately $2.8 million for the nine months ended March 31, 2008 as compared to $0.3 million for the nine months ended March 31, 2007. The increase in net cash used is primarily attributable to the decrease in net borrowings under our credit facility of approximately $2.8 million in the nine months ended March 31, 2008 as compared to $0.2 million in the nine months ended March 31, 2007.

For the nine months ended March 31, 2008 and 2007, our inventory turnover was 5.4 times and 6.5 times, respectively. The average days outstanding of our accounts receivable at March 31, 2008 were 58 days, as compared to 52 days at March 31, 2007. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.

Based upon our present plans, including no anticipated material capital expenditures, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months.  However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control cost, and remaining in compliance with the covenants contained in the credit agreement. As previously discussed, we were able to obtain an amendment from our lenders to satisfy our noncompliance with a financial covenant contained in our credit agreement as of December 31, 2007. While we cannot assure that any such amendments and/or waivers, if needed, will be available in the future, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources.  In the event that in the future we are unable to obtain such an amendment and/or waiver of our non-compliance with our financial covenants, the lenders under our credit facility could declare us to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/ or limit the Company’s ability to borrow additional amounts under the facility. If we did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on

FORM 10-Q                                                                                                                                                            March 31, 2008

acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at March 31, 2008.
	Total	< 1 Year	1 to 3 Years	3 to 5 Years

Bank Debt	$34,925,149	$34,925,149
Capital Lease	49,023	49,023
Operating Leases	5,932,169	1,372,485	$2,930,267	$1,629,417
Total	$40,906,341	$36,346,657	$2,930,267	$1,629,417

Inflation and Seasonality

Inflation and seasonality have not had a significant impact on our operations during the last three fiscal years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at a variable rate dependent upon either the prime rate, federal funds rate or the LIBOR rate (“rates”).  At April 30, 2008, $32.2 million was outstanding under the credit facility. Changes in any of the rates during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the rate will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on the amount of outstanding borrowings at April 30, 2008. The impact of interest rate fluctuations on our other floating rate debt is not material.

Item 4. Controls and Procedures.

An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008.  Based upon that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For information related to legal proceedings, see Note 3 and Note 8 of the Notes to Consolidated Financial Statements presented in Part 1, Item 1 of this report on Form 10-Q.

FORM 10-Q                                                                                                                                                            March 31, 2008

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

May 15, 2008
JACO ELECTRONICS, INC.
(Registrant)

BY:  /s/ Jeffrey D. Gash
Jeffrey D. Gash, Executive Vice President,
                                        Finance and Secretary
(Principal Financial Officer)