Form 10-K
period 2008-06-30
JACO ELECTRONICS INC
filed 2008-09-29
CIK 52971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Yes:   X                                                                             No: _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,a non-accelerated filer or a small reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                        Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒
               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes:               No:   X

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2007 was $          5,664,964                  (based on the last reported sale price on the Nasdaq National Market on that date).

The number of shares of the registrant’s common stock outstanding as of September 19, 2008 was     6,294,332          shares (excluding 659,900 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement to be filed on or before  under Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

        In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur and, therefore, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Except in connection with changes to risk factors provided in response to Part II Item 1A of Form 10-Q under the Exchange Act, we do not undertake any obligation to update publicly or revise any forward-looking statements to reflect new information or events or circumstances occurring after the date of this report.

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

Our Company

We are a distributor of active and passive electronic components used in the manufacture and assembly of electronic products to a wide variety of industrial Original Equipment Manufacturers (“OEMs”). We also sell products to contract electronics manufacturers, particularly in the Far East, who manufacture products for companies in select segments of the electronics industry.

We also are a provider of flat panel display and supporting technology products and services. We distribute a range of semiconductors (active components), including transistors, diodes, memory devices, microprocessors, micro controllers, other integrated circuits, active matrix displays and various board-level products, as well as passive products, consisting primarily of capacitors, resistors and electromechanical devices including power supplies, relays, switches, connectors and printer heads.  These products are used in the assembly of a diverse and growing range of electronic products, including:

• telecommunications equipment	• computers and office equipment
• medical devices and instrumentation	• industrial equipment and controls
• military/aerospace systems • voting and gaming machines	• automotive electronics • home entertainment and other consumer electronics
We have two distribution centers, a warehouse in Singapore and 15 strategically located sales offices throughout the United States. We distribute more than 45,000 products from over 100 vendors, including such market leaders as Kemet Electronics Corporation, NEC, Samsung Semiconductor, Inc., Vishay Americas, Inc., Sharp Electronics Corp, Vitesse Semiconductor Corporation, Epson Electronics America, Inc., Lambda Americas Inc. Cosel USA, Inc. and AU Optronics, to a base of over 5,500 customers through a direct sales force.  To enhance our ability to distribute electronic components, we provide a variety of value-added services, including automated inventory management services; integration, turnkey design and development, project management, and extended and post-sale support services for various custom components with flat panel displays; assembly of stock items for customers into pre-packaged kits; and programming and testing of power supplies and crystal oscillators. Our core customer base consists primarily of small and medium-sized manufacturers that produce electronic equipment used in a wide variety of industries.

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

Distributors also provide technical engineers to work directly with their customers.  Our engineers provide technical support to our customers’ for our flat panel display products, micro controllers and power supplies. Our technical engineers are trained by our key suppliers on their specific product offerings and serve as an extension of our suppliers marketing efforts.

Products

We currently distribute over 45,000 stock items.  Our products fall into four broad categories:  semiconductors (Semi), flat panel displays (FPD), passive components (Passive) and electromechanical devices (EMCH).  Our net distribution sales in each of these four product categories as a percentage of our total net distribution sales appears below:

	2008	2007	2006
Semi	37%	54%	50%
FPD	37%	25%	27%
Passive	18%	15%	15%
EMCH	8%	6%	8%

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

Sales and Marketing

We believe we have developed valuable long-term customer relationships and an understanding of our customers’ current and future requirements.  Our sales personnel are trained to identify our customers’ requirements and to actively market our entire product line to satisfy those needs.  We serve a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense, aerospace, medical equipment and other industries.  We have established inventory management programs to address the specific distribution requirements of the global contract manufacturing sector.  Two of our customers represented 7% and 7%, 14% and 10%, and 13% and 11% of our total net sales for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.  None of our other customers individually represented more than 5%, 6% or 7% of our total net sales for fiscal years ended June 2008, 2007 or 2006, respectively.

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

Sales are made throughout North America from the sales departments maintained at our two distribution facilities located on the East and West Coasts of the United States in New York and California and from 15 strategically located sales offices.  Sales are made primarily through personal visits by our employees and by a staff of trained telephone sales personnel who answer inquiries and receive and process orders from customers.  Sales are also made through general advertising, referrals and marketing support from component manufacturers. In addition, we utilize the services of independent sales representatives whose territories include parts of North America and several foreign countries. Independent sales representatives generally operate under agreements, which are terminable by either party upon 30 days notice and prohibit them from representing competing product lines. In most cases, independent sales representatives are authorized to solicit sales of all of our product lines.  We utilize a third party warehouse in the Far East and in March 2007 we opened a warehouse in Singapore to continue to support key customers in the Far East.

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

Suppliers

Manufacturers of electronic components are increasingly relying on the marketing, customer service, technical support and other resources of distributors who market and sell their product lines to customers not normally served by the manufacturer and to supplement the manufacturer’s direct sales efforts for other accounts often by providing value-added services not offered by the manufacturer.  Manufacturers seek distributors who have strong relationships with desirable customers, have the infrastructure to handle large volumes of products and can assist customers in the design and use of the manufacturers’ products.  Currently, we have non-exclusive distribution agreements with many manufacturers, including AU Optronics, Sharp Electronics Corp, NEC, Kemet Electronics Corporation, Samsung Semiconductor, Inc., 3M Touch Systems, Inc., Vishay Intertechnology, Inc., Vitesse Semiconductor Corporation, Lambda, Cosel and Epson Electronics America, Inc.  We continuously seek to identify potential new suppliers. In August 2007 we signed a distribution agreement with Dawar Technologies, a leading manufacturer of man-machine interface products. During the fiscal year ended June 30, 2008, products purchased from our two largest suppliers accounted for 13% and 5%, respectively, of our total net sales.  As is common in the electronics distribution industry, from time to time we have experienced terminations of relationships with suppliers.  We cannot assure you that, in the event a supplier cancelled its distributor agreement with us, we would be able to replace the sales associated with such supplier with sales of other products.

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

Many of our current agreements are with suppliers with which we have had relationships for more than fifteen years.  Most of these agreements typically provide for price protection, stock rotation privileges and the right to return inventory.  Price protection is typically in the form of a credit to us for any inventory in our possession for which the manufacturer reduces its prices.  Stock rotation privileges typically allow us to exchange inventory in an amount up to 5% of a prior period’s purchases and some of our vendors allow us to scrap 3% of traditionally non-returnable inventory. Upon termination of a distributor agreement, the right of return typically requires the manufacturer to repurchase our inventory at our adjusted purchase price.  We believe that these types of protective provisions contained in our distributorship agreements generally have served to reduce our exposure to loss from unsold inventory.  Because price protection, stock rotation privileges and the right to return inventory are limited in scope, however, and often subject to our compliance with certain customary conditions, we cannot assure you that we will not experience significant losses from unsold inventory in the future.

Operations

Component Distribution.  Inventory management is critical to a distributor’s business.  We constantly focus on a high number of resales or “turns” of existing inventory to reduce our exposure to product obsolescence and changing customer demand.

Our central computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information for our distribution business.  Our distribution software system includes financial systems, EDI, customer order entry, purchase order entry to manufacturers, warehousing and inventory control.  Each of our sales departments and offices is electronically linked to our central computer systems, which provide fully integrated on-line, real-time data with respect to our inventory levels.  Most of our inventory management system was developed internally and is considered proprietary.  We track inventory turns by vendor and by product, and our inventory management system provides immediate information to assist in making purchasing decisions and decisions as to which inventory to exchange with suppliers under stock rotation programs.  Our inventory management system also uses bar-code technology. In some cases, customers use computers that interface directly with our computers to identify available inventory and to rapidly process orders.  Our computer system also tracks inventory turns by customer.  We also monitor supplier stock rotation programs, inventory price protection, rejected material and other factors related to inventory quality and quantity.  This system enables us to more effectively manage our inventory and to respond quickly to customer requirements for timely and reliable delivery of components.  Our inventory turnover was approximately five times for the fiscal year ended June 30, 2008.

LCD Manufacturing.  Our LCD manufacturing capabilities support customization requirements for almost any commercial or industrial application, including prototype, sub-assembly, full system assembly, LCD optical enhancement, touch-screen integration and system integration.  The Company has sold ‘ruggedized’ applications that address military, aerospace and special industrial requirements (including hazardous environments).  We maintain world-class quality standards and are ISO 9001 certified for company functions.  In February 2005, we completed the construction of a state-of-the-art integration facility in Hauppauge, New York to meet the needs of our expanding FPD customer base.  The 20,000 square foot plant houses design and engineering, manufacturing, integration, after-market support and operations.  The integration center is equipped with a large, modern batch assembly area as well as work cells designed for continuous quality manufacturing.  Products with clean room requirements are assembled on premises.  The facility is configured to accommodate customized projects that range from low-volume design and prototype to higher volume assembly as large as 50,000 units.

Discontinued Operations

On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. (“Sagamore”) for consideration of up to $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. The divestiture of Nexus has allowed the Company to focus its resources on its core electronics distribution business. As a result of the sale of Nexus, the Company no longer engages in contract manufacturing, which is the placement of components on computer boards to customers specifications.

Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was used to repay a portion of the outstanding borrowings under the Company's then-existing line of credit. The balance of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. The purchase agreement also provided for a working capital adjustment of up to $500,000. Additionally, the Company was entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales in excess of $20,000,000 of Nexus after the closing date, up to $1,000,000 in the aggregate.

On September 1, 2006 Nexus Nano Electronics, Inc. (“NNE”), as successor to Sagamore, and its subsidiary filed suit against the Company in the U.S. District Court for the Southern District of New York alleging fraud and misrepresentations by the Company in connection with the sale of Nexus and seeking an unspecified amount of damages.  The Company answered the complaint and asserted counterclaims for amounts owed to it under the purchase agreement.  On July 8, 2008, the case was dismissed by order of the Court pursuant to the parties’ settlement, which provided for the exchange of releases without payment to any party and a Supply Agreement for the possible sale by the Company of electronic components to Titan Nexus and related parties.  The Company has no basis of determining how much product will be sold under the Supply Agreement.

Prior to the settlement, the Company’s management determined that the note receivable had been impaired and recorded a full write-off of the note receivable and all other amounts arising from the sale of Nexus as of June 30, 2007, which amounted to $3,183,401. Such write-off had been reflected as a loss on sale of subsidiary in the Company’s consolidated statement of operations for the year ended June 30, 2007.   In addition, the Company was uncertain of its ability to collect accounts receivable due to it from NNE and as of September 30, 2007 had set up a reserve against the entire amount of this receivable, which amounted to $713,000.

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

Our ability to purchase competitively priced electronic components from our suppliers that have foreign parents could be adversely affected by increases in tariffs, duties, changes in the U.S. trade agreements with Japan, Taiwan or other foreign countries, transportation strikes or the adoption of federal laws imposing import restrictions.  In addition, the cost of our imported components could be subject to governmental controls and international currency fluctuations. The decline in the value of the U.S. dollar relative to the currencies of Japan and other countries would cause increases in the dollar prices we pay for these components. Although we have not experienced any material adverse effect to date on our ability to compete or otherwise as a result of any of the foregoing factors, we cannot assure you that such factors will not have a material adverse effect on us in the future.

Backlog

As is typical of electronic components distributors, we have a backlog of customer orders.  At June 30, 2008, we had a backlog of approximately $45.8 million as compared to a backlog of approximately $43.3 million at June 30, 2007.  We believe that a substantial portion of our backlog represents orders due to be filled within the next 90 days. In recent years, the trend in our industry has been toward outsourcing, with more customers entering into just-in-time contracts with distributors, instead of placing orders with long lead times.  As a result, the correlation between backlog and future sales is changing and backlog is not as useful in predicting long-term sales.  In addition, we have increased our use of EDI transactions, where we purchase inventory based on electronically transmitted forecasts from our customers that may not become an order until the date of shipment and, therefore, may not be reflected in our backlog. Our backlog is subject to delivery rescheduling and cancellations by the customer, sometimes without penalty or notice.  For the foregoing reasons our backlog is not necessarily indicative of our future sales for any particular period.

Employees

At June 30, 2008, we had a total of 194 employees, of which five were engaged in administration, 16 were managerial and supervisory employees, 118 were in sales and 55 performed warehouse, manufacturing and clerical functions.  There are no collective bargaining contracts covering any of our employees.  We believe our relationship with our employees is satisfactory.

Item 1A. Risk Factors

Our industry is highly cyclical, and an industry downturn could have a material adverse effect on our business.

The electronic components distribution industry and, in particular, the semiconductor industry from which a large portion of our revenues come, has historically been affected by general economic downturns and fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity.  These industry cycles and economic downturns have often had an adverse economic effect upon manufacturers, end-users of electronic components and electronic components distributors, including Jaco. We cannot predict the timing or the severity of the cycles within our industry, or how long and to what levels any industry downturn and/or general economic weakness will last or be exacerbated by terrorism or war or other factors on our industry. During each of the fiscal years ended June 30, 2008, 2007 and 2006, sales of semiconductors represented 37%, 54% and 50% of our net sales, respectively, and our revenues tend to closely follow the strength or weakness of the semiconductor market.  Future downturns in the technology industry, particularly in the semiconductor sector, could have a material adverse effect on our business, results of operations and financial condition.

Our revenues and profitability previously declined significantly from historical highs and, although revenues have shown growth recently, we may be unable to achieve profitability at levels experienced in the past.

Our operations have been significantly and negatively affected by the downturn in the technology industry and the general economy.  From a high of approximately $321 million in sales in fiscal 2001, our sales have continued to decline from $250 million to $190 million in fiscal 2003 through 2008.We have not yet been able to achieve consistent profitability, much less at a level deemed acceptable to management.  During the past fiscal year, we continued to focus on those core areas where we believe we can most effectively compete in the current business environment.  Specifically, we continue to aggressively pursue sales of flat panel displays and to concentrate our marketing efforts on those core vendors whose products we believe still have a viable market in North America.  In the event this strategy is unsuccessful, we may need to adopt further cost-cutting measures, which could include restructuring and other charges.

We are dependent on a limited number of suppliers.  Loss of one or more of our key suppliers could have a material adverse effect on our business.

We rely on a limited number of suppliers for products which generate a significant portion of our sales.  During the fiscal year ended June 30, 2008, products purchased from our two largest suppliers accounted for 13% and 5%, respectively, of our total net sales.  Substantially all of our inventory has been and will be purchased from suppliers with which we have entered into non-exclusive distribution agreements.  Moreover, most of our distribution agreements are cancelable upon short notice.  As a result, in the event that one or more of those suppliers experience financial difficulties or are not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations or financial condition.  Additionally, our relationships with our customers could be materially adversely affected because our customers depend on our distribution of electronic components and computer products from the industry’s leading suppliers.

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

We need cash to service our indebtedness and for general corporate purposes, such as funding our ongoing working capital and capital expenditure needs.  At June 30, 2008, we had cash, and cash equivalents, of approximately $14,000 (our credit facility, referred to below, currently requires cash from customer receipts to be applied directly to the repayment of outstanding indebtedness).  In addition, we currently have access to a credit facility, which was entered into on December 22, 2006, providing for a $55 million secured revolving line of credit, of which $31.4 million was being borrowed as of June 30, 2008, with an additional $7.7 million available. On March 23, 2007, the credit facility was amended to provide the Company with a supplemental loan (“Supplemental Loan”) of $3,000,000, which originally was payable on May 17, 2007. On May 18, 2007, the Supplemental Loan was amended to provide for periodic payments to be made through July 15, 2007, at which time the Supplemental Loan was to be paid in full. On July 24, 2007 the Supplemental Loan was amended again to provide a $3,000,000 loan at an interest rate equal to the LIBOR rate plus 5%. The Supplemental Loan is now payable in seven quarterly installments commencing October 1, 2007. The Company has currently made all the required installment payments for this Supplemental Loan. In addition, mandatory prepayments are to be made based (i) on an amount equal to fifty percent of Excess Cash Flow, as defined in the agreement and (ii) on the net proceeds of Designated Inventory, as defined in the agreement, when and if such amounts exist. Borrowings under the new credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company. Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to continue to access capital from external sources of financing, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.    Management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources.

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

During prior periods, there have been shortages of components in the electronics industry and the availability of certain components has been limited by some of our suppliers. Although such shortages and allocations have not had a material adverse effect on our business, we cannot assure you that any future shortages or allocations would not have such an effect on us.

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

Our products are sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated.  Since a defect or failure in a product could give rise to failures in the end products that incorporate them (and claims for consequential damages against us from our customers), we may face claims for damages that are disproportionate to the sales and profits we receive from our products involved.  While we and our suppliers specifically exclude consequential damages in our standard terms and conditions, our ability to avoid such liabilities may be limited by the laws of some of the countries where we do business.  Our business could be materially adversely affected as a result of a significant quality or performance issue in the products sold by us depending on the extent to which we are required to pay for the damages that result, although historically such amounts have not been material.  Although we currently have product liability insurance, such insurance is limited in coverage and amount.

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

All of our facilities are leased.  We currently lease 17 facilities strategically located throughout the United States, two of which are multipurpose facilities used principally as administrative, sales and purchasing offices, as well as warehouses.    Our satellite sales offices range in size from approximately 200 square feet to approximately 6,000 square feet.  Base rents for such properties range from approximately $850 per month to approximately $6,500 per month.  Depending on the terms of each particular lease, in addition to base rent, we may also be responsible for portions of real estate taxes, utilities and operating costs, or increases in such costs over certain base levels.  The lease terms range from month-to-month to as long as ten years.  All facilities are linked by computer terminals to our Hauppauge, New York headquarters.  The following table sets forth certain information as of September, 2008 regarding our two principal leased facilities:

Location	Base Rent Per Month	Square Feet	Use	Lease Expiration Date

Hauppauge, NY (1)	$60,775	72,000	Administrative,	12/31/13
			Sales,
			Warehouse, and FPD Integration

Westlake Village, CA	$4,500	3,750	Administrative,	4/30/09
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

As previously disclosed and as described in this report under "Discontinued Operations," on September 1, 2006 Nexus Nano Electronics, Inc. (“NNE”), as successor to Sagamore, and its subsidiary filed suit against the Company in the U.S. District Court for the Southern District of New York alleging fraud and misrepresentations by the Company in connection with the Company's sale of Nexus and seeking an unspecified amount of damages.  The Company answered the complaint and asserted counterclaims for amounts owed to it under the purchase agreement.  On July 8, 2008, the case was dismissed by order of the Court pursuant to the parties’ settlement, which provided for the exchange of releases without payment to any party and a Supply Agreement for the possible sale by the Company of electronic components to Titan Nexus and related parties.  The Company has no basis of determining how much product will be sold under the Supply Agreement.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
Our common stock is traded on the Nasdaq National Market under the symbol “JACO”.  The stock prices listed below represent the high and low sale prices of our common stock, as reported by the Nasdaq National Market, for each fiscal quarter beginning with the first fiscal quarter of the fiscal year ended June 30, 2007.

	High	Low
Fiscal Year 2007:
First quarter ended September 30, 2006	$4.38	$3.11
Second quarter ended December 31, 2006	3.89	3.05
Third quarter ended March 31, 2007	4.49	3.11
Fourth quarter ended June 30, 2007	3.60	2.00
Fiscal Year 2008:
First quarter ended September 30, 2007	$2.31	$1.62
Second quarter ended December 31, 2007	1.99	1.06
Third quarter ended March 31, 2008	1.60	1.05
Fourth quarter ended June 30, 2008	2.30	1.06

(b)	As of September 19, 2008, there were approximately 143 holders of record of our common stock. We believe our stock is held by more than 1800 beneficial owners.

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

(d)	There have been no issuer repurchases on the open market or in connection with equity plans.

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

Among Jaco Electronics, Inc., The Dow Jones US Index
And The Dow Jones US Support Services Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/03
6/04
6/05
6/06
6/07
6/08
Jaco Electronics, Inc.
Dow Jones US
Dow Jones US Support Services

*$100 invested on 6/30/03 in stock & index-including reinvestment of dividends.
Fiscal year ending June 30.

Copyright © 2008 Dow Jones & Company. All rights reserved.

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

	Year Ended June 30,
	2008	2007	2006	2005	2004

Net sales	$193,719	$240,232	$228,521	$231,824	$249,100
Cost of Goods Sold	162,272	206,507	198,316	205,924	214,389

Gross profit	31,447	33,725	30,205	25,900	34,711

Selling, general and administrative expenses	29,913	30,851	28,082	32,112	35,016
Impairment of goodwill	8,500	-	-	-	-

Operating income (loss)	(6,966)	2,874	2,123	(6,212)	(305)
Interest expense	2,119	2,789	2,618	2,029	1,539

Income (loss) from continuing
operations before income taxes	(9,085)	85	(495)	(8,241)	(1,844)

Income tax provision (benefit)	51	23	6,467	(2,814)	(553)

Income (loss) from continuing operations	(9,136)	62	(6,962)	(5,427)	(1,291)

Income (loss) from discontinued operations,
net of tax	-	(3,183)	-	567	736

NET INCOME (LOSS)	$(9,136)	$(3,121)	$(6,962)	$(4,860)	$(555)

PER SHARE INFORMATION
Basic income (loss) per common share:

Income (loss) from continuing operations	$(1.45)	$0.01	$(1.11)	$(0.87)	$(0.22)

Income (loss) from discontinued operations	-	(0.51)	-	0.09	0.13

Net loss	$(1.45)	$(0.50)	$(1.11)	$(0.78)	$(0.09)

Diluted income (loss) per common share:

Income (loss) from continuing operations	$(1.45)	$0.01	$(1.11)	$(0.87)	$(0.22)

Income (loss) from discontinued operations	-	(0.50)	-	0.09	0.13

Net Loss	$(1.45)	$(0.49)	$(1.11)	$(0.78)	$(0.09)

Weighted-average common shares and
Common equivalent shares outstanding:

Basic	6,294	6,294	6,283	6,250	5,974

Diluted	6,294	6,360	6,283	6,250	5,974

	2008	2007	2006	2005	2004
Consolidated Balance Sheet:

Working capital	$4,112	$3,897	$4,106	$7,334	$17,459

Total assets	$89,124	96,087	103,080	112,222	121,782

Current maturities of long term-debt	$31,410	37,772	35,142	33,266	37,089

Long-term debt	-	35	88	57	119

Shareholders’ equity	$23,100	32,115	35,171	42,071	46,706

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For an understanding of the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements and other information appearing elsewhere in this report.

Overview

Jaco is a distributor of active and passive electronic components to industrial OEMs that are used in the manufacture and assembly of electronic products in such industries as telecommunications, medical devices, computers and office equipment, military/aerospace and automotive and consumer electronics.  Products distributed by the Company include semiconductors, flat panel displays, capacitors, resistors, electromechanical devices and power supplies.

  Demand for our products has remained relatively stable in recent periods, the average selling prices of many of the components we distribute, particularly semiconductor and passive components, have decreased due to global competitive pressures, which has adversely affected our operating profits.  In response, the Company has implemented cost reduction initiatives to reduce expenses to levels required to support current sales and profit levels.  Due to the ongoing shift of manufacturing to the Far East, the Company has modified its business model to pursue the business available in the United States, increase its support of global contract manufacturers that require its value-added services and logistics programs, and aggressively promote its flat panel display (“FPD”) product offerings line, which experienced significant growth in fiscal 2006, 2007 and 2008 and which the Company believes has potential for growth in the future.

The Company incurred net losses of approximately $9,136,000 and $3,121,000 during the years ended June 30, 2008 and 2007, respectively. Included in the net loss for the year ended June 30, 2008, was a non-cash goodwill impairment charge of $8,500,000. Excluding such goodwill impairment charge, the Company incurred a loss from continuing operations of approximately $636,000. Included in net loss for the year ended June 30, 2007, was approximately $3,183,000 related to the write-off of an uncollectible note receivable and other receivables, which had arisen from the sale of the contract manufacturing subsidiary. Excluding such write-off, the Company reported income from continuing operations of approximately $62,000.

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

THE ACCOUNTING POLICIES IDENTIFIED AS CRITICAL ARE AS FOLLOWS:

Valuation of Receivables – The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness.  The Company continuously monitors payments from customers and a provision for estimated uncollectible amounts is maintained based upon historical experience and any specific customer collection issues, which have been identified.  While such uncollectible amounts have historically been within the Company’s expectations and provisions established, if a customer’s financial condition were to deteriorate, additional reserves may be required.  Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company’s customer base, their dispersion across geographic areas and industries, along with the Company’s policy of maintaining credit insurance.

Valuation of Inventories – Inventories are valued at the lower of cost or market.  Cost is determined by using the first-in, first-out and average cost methods.  The Company’s inventories are comprised of high technology components sold to rapidly changing and competitive markets whereby such inventories may be subject to early technological obsolescence.

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

Goodwill and Other Intangible Assets – The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the excess of the purchase price over the fair value of identifiable net assets of acquired companies allocated to goodwill.  Other intangible assets primarily represent franchise agreements and non-compete covenants.

    We evaluate long-lived assets used in operations, including goodwill and purchased intangible assets. The allocation of the acquisition cost to intangible assets and goodwill has a significant impact on our future operating results as the allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant industry or economic trends.  When impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of the projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and goodwill could occur. The Company performed its annual impairment test as of June 30, 2008 and reviewed its seven reporting units by comparing the fair value of the reporting unit to its carrying amount, including goodwill. As a result of this impairment test it was determined that no impairment exists with respect to the recorded amount of goodwill for six of the reporting units. The impairment test for the seventh reporting unit Interface Electronics Corp. (“IEC”) indicated that the fair value of IEC was less than its carrying value and as a result the Company recorded an impairment charge of approximately $8,500,000 as a non-cash charge to operating expenses.

Valuation of Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. We would record a valuation allowance when, based on the weight of available evidence, it is more likely than not that the amount of future tax benefit would not be realized.  While the Company still believes that it is positioned for long-term growth, the volatility in our industry and markets has made it increasingly difficult to predict sales and operating results on a short-term basis, and when coupled with the cumulative losses reported over the last several fiscal years, the Company concluded that a full valuation allowance against the entire benefit was needed due to the uncertainty regarding the Company’s ability to utilize the benefit. The valuation allowance increased by approximately $46,000 and $1,526,000 in Fiscal 2008 and 2007, respectively.

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

Our products are sold on a stand alone basis and are not part of sales arrangements with multiple deliverables. Revenue from product sales is recognized when the product is shipped as we do not have any obligations beyond shipment to our customers. When the shipping terms are FOB shipping point, revenue is recorded as the goods leave our facility. In certain instances and to certain customers, goods are shipped with shipping terms of FOB destination point. In these instances we determine when the goods are delivered to our customer’s facility and calculate whether an adjustment to defer revenue recognition is required. If such adjustment is material, an adjustment is recorded in the financial statements. In fiscal 2008 such adjustments were not material.

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

Stock Based Compensation

With the adoption of SFAS No. 123(R) on July 1, 2005, we are required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model and  an estimate of forfeitures. Inherent in this model are assumptions related to expected stock-price volatility, option term, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions that are based on factual data derived from public sources, the expected stock-price volatility and option term assumptions require a greater level of judgment which makes them critical accounting estimates.  The adoption of SFAS No. 123(R) has not had a material impact on our financial position, results of operations or cash flows.

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

In, September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2,“Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“SFAS No. 159,”). This standard amends SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities”, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact the adoption of SFAS No.159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for fiscal years beginning after December 15, 2008, these statements revise and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The adoption of these statements will change the Company’s accounting treatment for business combinations on a prospective basis.

On December 21, 2007, the Securities and Exchange Commission issued  "SAB No. 110" to permit entities, under certain circumstances to continue to use the "simplified" method, in developing estimates of expected term of "plain-vanilla" share options in accordance with SFAS No. 123R . SAB No. 110 amended SAB No.107 to permit the use of the "simplified" method beyond December 31, 2007.  The Company believes that the adoption of  SAB No. 110 will not have a material impact  on its consolidated financial statements.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133 . SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-

related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements although it does not anticipate that the statement will have a material impact since the Company has not historically engaged in hedging activities or acquired derivative instruments.

    In May 2008, the FASB issued SFAS No. 162 , “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is not expected to change the Company’s current accounting practice.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” . FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets . FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company will be assessing the potential effect of FSP FAS 142-3 if applicable, if it enters into a business combination

Results of Operations

The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

	2008	2007	2006
Net Sales	100.0%	100.0%	100.0%
Cost of goods sold	83.8	86.0	86.8
Gross profit	16.2	14.0	13.2
Selling, general and administrative expenses	15.4	12.8	12.3
Impairment of goodwill	4.4	-	-
Operating income (loss)	(3.6)	1.2	0.9
Interest expense	1.1	1.2	1.1
Income (loss) from continuing operations before income taxes	(4.7)	-	(0.2)
Income tax provision (benefit)	-	-	2.8
Income (loss) from continuing operations	(4.7)	-	(3.0)
Earnings (loss) from discontinued operations, net of taxes	-	(1.3)	-
Net loss	(4.7)%	(1.3)%	(3.0)%

Comparison of Fiscal Year Ended June 30, 2008 (“Fiscal 2008”) with Fiscal Year Ended June 30, 2007 (“Fiscal 2007”)

Net Sales for Fiscal 2008 were $193.7 million compared to $240.2 million for Fiscal 2007, a $46.5 million, or 19.3% decrease.  The decrease in net sales is attributable to a $56.6 million decrease in our logistic business supporting global contract manufacturers. We support these customers with inventory management services and warehousing capabilities. Sales to these global contract manufacturers are subject to our ability to provide the products that are required at competitive prices. We have continued to see weak demand from these customers.  Also, without direct operations in the Far East, where these customers are located, we have been unable to expand our customer base to offset the decrease in net sales to our existing customers. The resulting decline in its sales to these global contract manufacturers was a direct result in the Company recording an impairment charge of approximately $8,500,000 as a non-cash charge to operating expenses.

Our primary area of focus has been on our Flat Panel Display (“FPD”) products both as components through our standard distribution channel and as a value-added product offering through our in-house integration center. We provide design capabilities and a “full solution” capability enabling us to offer our customers an expanded range of services to integrate FPD product into our customer’s specific applications. We market our FPD capabilities to a broad range of industries, such as electronic kiosk, the fast food industry, signage, the gaming industry, financial institutions, medical applications, military and electronic voting machines.  We previously announced that we were awarded a sizable contract to build optical scan voting machines.  During the fourth quarter we began shipping this product.  Our Fiscal 2008 net sales were $72.6 million compared to $59.4 million last fiscal year. This represents approximately a 22% increase compared to Fiscal 2007.  For Fiscal 2008 our FPD sales represented approximately 37.4% of our total net sales. This is the first time that FPD product has represented the largest percentage of our net sales on an annual basis. We continue to aggressively market our FPD product offering. We believe we can continue to be competitive with this product and that it has the potential for continued growth.

Semiconductors represented approximately 36.7% of net sales for Fiscal 2008 compared to approximately 54.1% for Fiscal 2007. Net sales were $71.7 million for Fiscal 2008 compared to $129.9 million for Fiscal 2007, a decrease of approximately 45.2%. The majority of this decrease is a result of the decrease in sales through our logistic programs. Our sales domestically also decreased in Fiscal 2008 compared to Fiscal 2007. Pricing has continued to decrease reducing our sales.  Due to the historically highly cyclical nature of the semiconductor industry, we have been subject to fluctuations in this portion of our business.

Passive components which are primarily a commodity product such as capacitor and resistors accounted for $35.3 million, or approximately 18.2% of net sales for Fiscal 2008 compared to $37.0 million, or approximately 15.4% of net sales for Fiscal 2007. We primarily market passive components domestically. Due to manufacturing continuing to shift to the Far East, we do not believe we will materially increase our net sales of passive components for the foreseeable future.

Electromechanical products such as power supplies, relays and printer heads accounted for $14.6 million, or approximately 7.5%, of net sales for Fiscal 2008 compared to $13.9 million, or 5.8%, of net sales for Fiscal 2007. This represents an increase of approximately 4.0%.   We believe we can compete domestically with this product and continue to market accordingly.

Gross profit for Fiscal 2008 was $31.4 million, or 16.2% of net sales, compared to $33.7 million, or 14.0% of net sales for Fiscal 2007. The decrease in gross profit is attributable to the decrease in net sales and corresponding gross profit of our logistics business. Our core business has historically operated at higher gross profit margins compared to our logistics business. This accounted for the increase in our gross profit margin as a percentage of net sales. Management does not anticipate any material variances in our gross profit margin based on our current mix of sales.   Management considers gross profit to be a key performance indicator in managing our business. Any future changes in demand for product through our logistic programs could affect our gross profit margin. In addition, demand and pricing for our products have been, and in the future may continue to be, affected by industry-wide trends and events beyond our control.

Selling, general and administrative (“SG&A”) expenses for Fiscal 2008 were $29.9 million, or 15.4% of net sales, compared to $30.9 million, or 12.8% of net sales for Fiscal 2007. Actual SG&A decreased approximately $0.9 million. This represents a 3.0% decrease when comparing Fiscal 2008 to Fiscal 2007. Management considers SG&A as a percentage of net sales, to be a key performance indicator in managing our business. The increase in percentage of SG&A to net sales this fiscal year compared to Fiscal 2007 is attributable to the decrease in net sales. We continue to review all expenses and eliminate any expenses that will not result in a decrease in net sales. We continue to be committed to growing sales of our FPD product. As a result, we continue to increase our spending in this area. We believe these investments have contributed to our increase in FPD sales.

Operating loss for Fiscal 2008 was $7.0 million compared to an operating profit of $2.9 million for Fiscal 2007. As a result of its annual impairment test the Company determined that an impairment existed with respect to the recorded amount of goodwill for one of its reporting units (“IEC”) and as a result the Company recorded an impairment charge of approximately $8,500,000 as a non-cash charge to operating expenses. This impairment charge and the decrease in net sales and corresponding reduction in gross profit was responsible for the decrease in operating income.

Interest expense was $2.1 million for Fiscal 2008 compared to $2.8 million for Fiscal 2007. The decrease is primarily attributable to the reduction in borrowing rates. Recent reductions in federal lending rates will favorably impact interest expense for the foreseeable future.  Fluctuations in our borrowings under our credit facility would impact interest expense for future periods.

Comparison of Fiscal Year Ended June 30, 2007 (“Fiscal 2007”) with Fiscal Year Ended June 30, 2006 (“Fiscal 2006”)

Results from Continuing Operations:

Net sales for Fiscal 2007 were $240.2 million compared to $228.5 million for Fiscal 2006, an $11.7 million, or 5.1% increase.

We support global contract manufacturers primarily in the Far East with logistic programs. These programs consist of inventory management services and warehousing capabilities. Sales to these customers consist almost entirely of semiconductors. During the earlier quarters of Fiscal 2007 demand was very strong for this product. During the last two quarters we saw a weakening in demand. Net sales to these contract manufacturers were $94.3 million during Fiscal 2007 compared to $74.5 million during Fiscal 2006. This represents an increase of $19.8 million, or 26.5%. Our global customers support the requirements of major equipment manufactures. As a result, our logistics programs are partially dependent on the ability of these manufacturers to forecast future requirements.

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

Selling, general and administrative (“SG&A”) expenses were $30.9 million, or 12.8% of net sales for Fiscal 2007 compared to $28.1 million, or 12.3% of net sales for Fiscal 2006. Management considers SG&A as a percentage of net sales to be a key performance indicator in managing our business. The increase in SG&A when comparing fiscal 2007 to fiscal 2006 was primarily the result of variable costs, such as commissions, that are associated with the increase in gross profit dollars and additional costs that reflects our commitment to our FPD product.

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

Earnings before taxes and discontinued operations were $85,000 for Fiscal 2007 compared to a loss of $495,000 for Fiscal 2006. This was primarily the result of increased sales and corresponding gross profit dollars.

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

Liquidity and Capital Resources

To provide liquidity in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing.  On December 22, 2006, the Company entered into a new three-year credit agreement with CIT Group/Business Credit, Inc., which provides for a $55,000,000 revolving secured line of credit. This credit facility has a maturity date of December 22, 2009. On January 23, 2007, the CIT Group/Business, Inc. assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A.  On March 23, 2007, the credit facility was amended to provide the Company with a supplemental loan of $3,000,000, which was payable on May 17, 2007 (the “Supplemental Loan”). On May 18, 2007 the Supplemental Loan was amended. The amendment provided for periodic payments to be made through July 15, 2007, at which time the Supplemental Loan was paid in full. On July 24, 2007 the Supplemental Loan was amended again. The amendment provides a $3,000,000 loan at an interest rate equal to the LIBOR rate plus 5%. The loan is payable in seven quarterly installments commencing October 1, 2007. The Company has currently made all the required installment payments for this Supplemental Loan. In addition, mandatory prepayments are to be made based (i) on an amount equal to fifty percent of Excess Cash Flow (if any), as defined in the agreement and (ii) on the net proceeds of Designated Inventory, as defined in the agreement. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company.  At June 30, 2008, the outstanding balance on this revolving line of credit facility was $31,374,987 ($27,000,000 of which is borrowed under a 30-day LIBOR-based revolver and $2,000,000 under the Supplemental Loan) with an additional 7,739,765 available. At June 30, 2008, the Company had outstanding $2,900,000 of stand-by letters of credit on behalf of certain vendors.  The interest rate on the outstanding borrowings under the credit facility at June 30, 2008 was 4.88% on the borrowings under the 30-day LIBOR-based revolver, 7.46% on the supplemental loan and 6% (prime plus 1.00%) on the balance of the borrowings.

Under the credit agreement, the Company is required to comply with one financial covenant which stipulates that in the event the Company’s additional borrowing availability under the revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter for the most recently ended four fiscal quarters. The credit agreement also provides for a limitation on capital expenditures of $700,000 for the Company’s 2008 fiscal year and $500,000 for remaining fiscal years in which the credit agreement is in effect. The credit agreement also contains other covenants and restrictions, including limitations on: the Company’s incurrence of additional indebtedness unrelated to the credit facility; its incurrence of liens; mergers, consolidations and sales of assets by the Company; investments, loans and acquisitions by the Company; and the Company’s ability to pay cash dividends. In addition, the credit agreement includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility.  Accordingly, outstanding borrowings under the credit agreement are classified as a current liability.

    As of June 30, 2008, the Company was in compliance with all of its covenants contained in the credit agreement.

            At June 30, 2008, the Company had cash of approximately $14,000 and working capital of approximately $4,112,000, as compared to cash of approximately $16,000 and working capital of approximately $3,897,000 at June 30, 2007.  As described above, our credit agreement requires our cash generated from operations to be applied directly to the prepayment of indebtedness under our credit facility.

            For Fiscal 2008 our net cash provided from operating activities was approximately $6,493,000 as compared to net cash used in operating activities of $2,370,000 million for Fiscal 2007. The increase in net cash provided from operating activities is primarily attributable to a decrease in our accounts receivable and an increase in accounts payable, partially offset by an increase in inventory and prepaid expenses relating to inventory. Net cash used in investing activities was approximately $97,000 for Fiscal 2008 as compared to net cash used in investing activities of $221,000 for Fiscal 2007. Net cash used in financing activities was approximately $6,397,000 for Fiscal 2008 as compared to net cash provided by financing activities of $2,577,000 for Fiscal 2007. The decrease in net cash provided is attributable to an increase in repayments made under our credit facility.

            For Fiscal 2008 and 2007, our inventory turnover was 5.15 times and 6.57 times, respectively. The average days outstanding of our accounts receivable at June 30, 2008 were 64 days, as compared to 55 days at June 30, 2007. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt, nor do we have any transactions, arrangements or relationships with any special purpose entities.

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at June 30, 2008.

	Total	< 1 Year	1 to 3 Years	3 to 5 Years	> 5 Years
Line of Credit	$31,374,987	$31,374,987	__	__	__
Capital Lease	$34,966	$34,966
Operating Lease	$5,605,523	$1,300,167	$2,010,975	$1,828,985	$465,396
Total	$37,015,476	$32,710,120	$2,010,975	$1,828,985	$465,396

Inflation and Seasonality

Inflation and seasonality have not had a significant impact on our operations during the last two fiscal years.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at a variable rate dependent upon either the prime rate, federal funds rate or the LIBOR rate (“rates”).  At August 31, 2008, $33.9 million was outstanding under the credit facility.  Changes in any of the rates during the current fiscal year will have a positive or negative effect on our interest expense.  Each 1.0% fluctuation in the rate will increase or decrease our interest expense under the credit facility by approximately $0.34 million based on outstanding borrowings at August 31, 2008.

The impact of interest rate fluctuations on our other floating rate debt is not material.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data are provided under Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations.

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of June 30, 2008. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

During the fourth quarter of the fiscal year ended June 30, 2008, there have been no changes in the our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Code of Ethics

We have adopted a code of ethics within the meaning of Item 406(b) of SEC Regulation S-K, called the “Jaco Electronics, Inc. Code of Business Conduct,” which applies to our chief executive officer, chief financial officer, controller and all our other officers, directors and employees.  This document is available free of charge on our website at www.jacoelectronics.com. Any amendments adopted to, or waivers granted from the code of ethics will be posted on our website within four business days.

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

Equity Compensation Plan Disclosure

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of June 30, 2008:

Plan category	(a) Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans (stock options) approved by stockholders	689,750	$4.41	510,250

Total	689,750	$4.41	510,250

The other information required by this item is incorporated herein by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Page
(a)	(1)	Financial Statements included in Part II, Item 8, of this Report:
		Index to Consolidated Financial Statements and Schedule	F-1
		Reports of Independent Registered Public Accounting Firms	F-2 – F-3
		Consolidated Balance Sheets	F-4 – F-5
		Consolidated Statements of Operations	F-6
		Consolidated Statement of Changes in Shareholders’ Equity	F-7
		Consolidated Statements of Cash Flows	F-8
		Notes to Consolidated Financial Statements	F-9 – F-31
	(2)	Financial Statement Schedule included in Part IV of this Report:
		Reports of Independent Registered Public Accounting Firms on supplemental schedule	F-32 - F-33
		Schedule II - Valuation and Qualifying Accounts	F-34
(b)		See Exhibit Index on pages 34 through 40 of this report for a list of the exhibits filed, furnished or incorporated by reference as part of this report.

Exhibit No.	Exhibit

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

10.27.7
Amendment and waiver to Credit Agreement dated as of November 13, 2007 among CIT,   as Agent under the Credit Agreement, and Jaco Electronics, Inc. and Interface Electronics  Corp., as Borrowers under the Credit Agreement.

10.27.8
Second Amendment to Credit Agreement dated as of February 12, 2008 among CIT, as Agent under the Credit Agreement, and Jaco Electronics, Inc. and Interface Electronics  Corp., as Borrowers under the Credit Agreement.

21.1	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Eisner LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACO ELECTRONICS, INC.
By:_/s/ Joel H. Girsky
Joel H. Girsky, Chairman of the
Board, President and Treasurer

Dated:  September 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Joel H. Girsky Joel H. Girsky	Chairman of the Board, President and Treasurer (Principal Executive Officer)	September 29, 2008
/s/ Jeffrey D. Gash Jeffrey D. Gash	Executive Vice President- Finance and Secretary (Principal Financial and Accounting Officer)	September 29, 2008
/s/ Joseph F. Oliveri Joseph F. Oliveri	Vice Chairman of the Board and Executive Vice President	September 29, 2008
/s/ Charles B. Girsky Charles B. Girsky	Executive Vice President and Director	September 29, 2008
/s/ Don Ackley Don Ackley	Director	September 29, 2008
/s/ Marvin Meirs Marvin Meirs	Director	September 29, 2008
/s/ Robert J. Waldman Robert J. Waldman	Director	September 29, 2008

-  -

INDEX TO CONSOLIDATED
FINANCIAL STATEMENTS AND SCHEDULE

Page

Reports of Independent Registered Public Accounting Firms                                                                             F-2 – F-3

Financial Statements

Consolidated Balance Sheets                                                                                                                   F-4 – F-5

Consolidated Statements of Operations                                                                                                         F-6

Consolidated Statement of Changes in Shareholders’ Equity                                                                        F-7

Consolidated Statements of Cash Flows                                                                                                        F-8

Notes to Consolidated Financial Statements                                                                                                 F-9 – F-31

Report of Independent Registered Public Accounting Firm on Supplemental Schedule                           F-32 – F-33

Schedule II - Valuation and Qualifying Accounts                                                                                         F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Jaco Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Jaco Electronics, Inc. (a New York Corporation) and subsidiaries (the “Company”) as of June 30, 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jaco Electronics, Inc. and subsidiaries as of June 30, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

EISNER LLP

New York, New York
September 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Jaco Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Jaco Electronics, Inc. (a New York Corporation) and subsidiaries (the “Company”) as of June 30, 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jaco Electronics, Inc. and subsidiaries as of June 30, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Melville, New York
September 24, 2007

Jaco Electronics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30,

ASSETS	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$14,444	$15,713
Accounts receivable, less allowance for doubtful accounts of $1,402,000 in 2008 and $1,029,000 in 2007	32,591,064	35,752,247
Inventories, net	34,602,641	30,364,720
Prepaid expenses and other	1,727,707	551,159

Total current assets	68,935,856	66,683,839

PROPERTY, PLANT AND EQUIPMENT - NET	1,005,047	1,433,286

GOODWILL	16,916,087	25,416,087

OTHER ASSETS	2,267,236	2,553,345

Total assets	$89,124,226	$96,086,557

The accompanying notes are an integral part of these statements

.

Jaco Electronics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (continued)

June 30,

LIABILITIES AND
SHAREHOLDERS’ EQUITY	2008	2007

CURRENT LIABILITIES
Accounts payable	$29,678,221	$22,762,966
Current maturities of long-term debt and
capitalized lease obligations	31,409,953	37,772,069
Accrued compensation	721,381	995,521
Accrued expenses and other current liabilities	3,000,073	1,240,755
Income taxes payable	13,769	15,657

Total current liabilities	64,823,397	62,786,968

LONG-TERM DEBT AND CAPITALIZED LEASE
OBLIGATIONS	-	34,966

DEFERRED COMPENSATION	1,200,001	1,150,000
Total liabilities	66,023,398	63,971,934

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - authorized, 100,000 shares, $10
par value; none issued
Common stock - authorized, 20,000,000 shares,
$.10 par value; 6,954,232 shares
issued and 6,294,332
shares outstanding	695,423	695,423
Additional paid-in capital	27,236,361	27,114,567
(Accumulated deficit) retained earnings	(2,516,390)	6,619,199
Treasury stock – 659,900 shares at cost	(2,314,566)	(2,314,566)

	23,100,828	32,114,623

	$89,124,226	$96,086,557

The accompanying notes are an integral part of these statements.

Jaco Electronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended June 30,

	2008	2007
Net sales	$193,718,952	$240,231,746
Cost of goods sold	162,272,117	206,506,584

Gross profit	31,446,835	33,725,162

Selling, general and administrative expenses	29,913,226	30,850,381
Impairment of goodwill	8,500,000	-

Operating (loss) income	(6,966,391)	2,874,781

Interest expense	2,118,769	2,789,309

(Loss) income from continuing operations before income taxes	(9,085,160)	85,472
Income tax provision	50,429	22,991

(Loss) income from continuing operations	(9,135,589)	62,481

Discontinued operations:
Loss on sale of net assets of subsidiary	-	(3,183,401)

Loss from discontinued operations	-	(3,183,401)

NET LOSS	$(9,135,589)	$(3,120,920)

PER SHARE INFORMATION
Basic income (loss) earnings per common share:
(Loss) income from continuing operations	$(1.45)	$0.01
Loss from discontinued operations	-	(0.51)
Net loss	$(1.45)	$(0.50)
Diluted (loss) income earnings per common share:
(Loss) income from continuing operations	$(1.45)	$0.01
Loss from discontinued operations	-	(0.50)
Net loss	$(1.45)	$(0.49)
Weighted-average common shares and common
equivalent shares outstanding:
Basic	6,294,332	6,294,332
Diluted	6,294,332	6,360,216

The accompanying notes are an integral part of these statements.

Jaco Electronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY

Years ended June 30, 2008, 2007 and 2006

			Additional			Total
	Common stock		paid-in	Retained	Treasury	shareholders’
	Shares	Amount	capital	Earnings	stock	equity

Balance at June 30, 2006	6,954,232	$695,423	$27,049,999	$9,740,119	$(2,314,566)	$35,170,975
Net loss				(3,120,920)		(3,120,920)
Stock based compensation			64,568			64,568
Balance at June 30, 2007	6,954,232	695,423	27,114,567	6,619,199	(2,314,566)	32,114,623
Net loss				(9,135,589)		(9,135,589)
Stock based compensation			121,794			121,794
Balance at June 30, 2008	6,954,232	$695,423	$27,236,361	$(2,516,390)	$(2,314,566)	$23,100,828

The accompanying notes are an integral part of this statement.

Jaco Electronics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(9,135,589)	$(3,120,920)
Loss on sale of net assets of subsidiary	-	3,183,401

(Loss) income from continuing operations	(9,135,589)	62,481

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities
Impairment of goodwill	8,500,000
Depreciation and amortization	713,306	725,309
Deferred compensation	50,001	50,000
Stock-based compensation	121,794	64,568
Provision for doubtful accounts	372,994	546,126
Changes in operating assets and liabilities, net of
effects of acquisitions
Decrease in accounts receivable	2,788,189	200,017
(Increase) decrease in inventories	(4,237,921)	2,906,717
(Increase) decrease in prepaid expenses and other	(1,176,548)	43,203
(Decrease) increase in other assets	98,516	(404,073)
(Decrease) increase in accounts payable	6,915,255	(6,184,754)
Decrease in income taxes payable	(1,888)	(24,155)
(Decrease) increase in accrued compensation	(274,140)	44,948
Increase (decrease) increase in accrued expenses and other current liabilities	1,759,318	(400,003)

Net cash provided by (used in) operating activities	6,493,287	(2,369,616)

Cash flows from investing activities
Capital expenditures	(97,474)	(221,104)
Net cash used in investing activities	(97,474)	(221,104)

Cash flows from financing activities
Borrowings from line of credit	193,010,299	247,580,648
Repayments of line of credit	(199,354,236)	(244,957,813)
Principal payments under equipment financing	(53,145)	(45,613)

Net cash (used in) provided by financing activities	(6,397,082)	2,577,222

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,269)	(13,498)

Cash and cash equivalents at beginning of year	15,713	29,211

Cash and cash equivalents at end of year	$14,444	$15,713

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,118,769	$2,900,000
Income taxes	40,000	65,000

The accompanying notes are an integral part of these statements.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

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

The Company incurred net losses of approximately $9,136,000 and $3,121,000 during the years ended June 30, 2008 and 2007, respectively. Included in the net loss for the year ended June 30, 2008, was a non-cash goodwill impairment charge of $8,500,000. Included in net loss for the year ended June 30, 2007, was approximately $3,183,000 related to the write-off of an uncollectible note receivable and other receivables which had arisen from the sale of the contract manufacturing subsidiary (see Note C). Excluding such write-off, the Company reported income from continuing operations of approximately $62,000. The Company generated approximately $6,493,000 of cash from operations during the year ended June 30, 2008.  At June 30, 2008, the Company had cash of approximately $14,000 and working capital of approximately $4,112,000.

As discussed further in Note F, the Company maintains a secured revolving line of credit, which provides the Company with bank financing based upon eligible accounts receivable and inventory, as defined. On December 22, 2006, the Company entered into a new three-year credit agreement with CIT Group/Business Credit, Inc., which provided for a $55,000,000 revolving secured line of credit.  Under the credit agreement, the Company is required to comply with one financial covenant which stipulates that in the event the Company’s additional borrowing availability under the revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter for the most recently ended four fiscal quarters. In the quarter ended September 30, 2007, the Company was in violation of this covenant and was required to get an amendment to the credit agreement. As of June 30, 2008 the Company was in compliance with all of its financial covenants contained in its credit agreement.

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

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                            June 30, 2008 and 2007

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

2.      Revenue Recognition

The Company derives revenue from the sale of finished goods to its customers.  Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, title to the product has transferred to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company’s products are sold on a stand alone basis and are not part of sales arrangements with multiple deliverables. The Company reduces revenue for rebates and estimated customer returns and other allowances.

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

A portion of the Company’s business involves shipments directly from its suppliers to its customers with FOB shipping point terms. In these transactions, the Company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, the Company recognizes revenue when the Company is notified by the supplier that the product has been shipped.

The Company also maintains a consignment inventory program, which provides for certain components to be shipped on-site to a consignee so that such components are available for the consignee’s use when they are required. The consignee maintains a right of return related to unused standard parts that are shipped under the consignment inventory program. Revenue is not recognized from products shipped on consignment until notification is received from the Company’s customer that it has accepted title to the inventory that was shipped initially on consignment. The items shipped on consignment as to which the customer has not yet accepted title are included in the Company’s inventories on the accompanying balance sheets. Consignment inventory at customer’s locations amounted to approximately $1,231,000 and $1,046,000, respectively, at June 30, 2008 and June 30, 2007.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                June 30, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3.      Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers cash instruments with  maturities of less than three months when purchased to be cash equivalents.

4.      Accounts Receivable

The Company's accounts receivable are due from a broad range of customers in the computer, computer-related, telecommunications, data transmission, defense, aerospace, medical equipment and other industries.  The Company extends credit based upon ongoing evaluations of a customer’s financial condition and payment history and, generally, collateral is not required.  Accounts receivable are generally due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company records an allowance when an accounts receivable becomes uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  While such uncollectible amounts have historically been within the Company’s expectations and provisions established, if a customer’s financial condition were to deteriorate, additional reserves may be required.

The following is a summary of changes in the allowance for doubtful accounts:

	2008	2007

Beginning balance	$1,029,000	$491,000
Provision for doubtful accounts	376,000	544,000
Other		42,000
Write-offs of uncollectible accounts	(3,000)	(48,000)

Ending balance	$1,402,000	$1,029,000

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                            June 30, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5.      Inventories

Inventories, which consist of finished goods held for resale, are stated at the lower of cost or estimated market value.  Cost is determined using the first-in, first-out.  A provision of $5,665,000 and $6,162,000 to reduce inventories to their estimated market value as of June 30, 2008 and 2007, respectively, has been provided for.   The Company, with most vendor agreements, receives price protection on certain product.  The Company accounts for price protection received from its vendors in accordance with the provisions of Emerging Issues Task Force No. 02-16 “Accounting for Consideration Given by a Vendor to a Customer.”  The Company records cash consideration or credits received from a vendor for inventory price protection as a result of the vendor lowering its prices as a reduction of product cost, which is therefore reported as a reduction of cost of goods sold in the statement of operations when the product is sold.

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

Goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value-based test (discounted cash flow).  The Company performed its annual impairment test as of June 30, 2008 and reviewed its seven reporting units by comparing the fair value of the reporting unit to its carrying amount, including goodwill. As a result of this impairment test it was determined that no impairment exists with respect to the recorded amount of goodwill for six of the reporting units. The impairment test for the seventh reporting unit, Interface Electronics Corp., (“IEC”) indicated that the fair value of IEC was less than its carrying value and as a result the Company recorded an impairment charge of  $8,500,000 as a non-cash charge to operating expenses.  This impairment charge was the result of a significant sales decrease in IEC due to decreased demand of certain vendor products.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible assets with finite lives are amortized over their estimated useful lives.  Those intangible assets are reviewed for impairment under Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Included in other assets on the accompanying balance sheets are the costs of identifiable intangible assets, net of accumulated amortization of $855,000 and $684,000, aggregating $855,000 and $1,026,000 at June 30, 2008 and 2007, respectively.  Such assets consist of franchise agreements that are being amortized on a straight-line basis over ten years.  Amortization expense on intangible assets aggregated approximately $171,000 and $171,000 for the fiscal years ended June 30, 2008 and 2007, respectively.

Expected amortization expense related to intangible assets for the next five years is as follows:

Year ending June 30,
2009	$171,000
2010	171,000
2011	171,000
2012	171,000
2013	171,000

     8.           Impairment of Long-Lived Assets

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

9.      Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carry forwards for which income tax expenses or benefits are expected to be realized in future years.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The Company concluded that a full valuation allowance against the entire benefit was needed due to the uncertainty

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

regarding the Company’s ability to utilize the benefit. The valuation allowance increased by approximately $46,000 and $1,526,000 in Fiscal 2008 and 2007, respectively.  (See Note E)

10.           Loss Per Common Share

Basic income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share reflects the potential dilution that would occur if stock options were exercised.

A reconciliation between the denominators of the basic and diluted income (loss) per common share is s follows:

	Year Ended
	June 30,
	2008	2007

Weighted-average number of shares
outstanding (basic)	6,294,332	6,294,332

Effect of dilutive securities: Stock options	-	65,884

Weighted-average number of common
and potential common shares outstanding (diluted)	6,294,332	6,360,216

Stock options totaling 689,750 and 428,250 for the years ended June 30, 2008 and 2007 were not included in the net income (loss) per common share calculation because the exercise price of these options was greater than the average market price of common stock during the period or these options were anti-dilutive due to losses during the respective periods.

11.                  Fair Value of Financial Instruments and Business Concentrations

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable.  Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company’s customer base, their dispersion across geographic areas and industries, along with the Company’s policy of maintaining credit insurance.  The Company routinely addresses the financial strength of its

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

customers and, historically, its accounts receivable credit risk exposure is limited.  Two customers of the Company accounted for approximately 7% and 7% and 14% and 10% of our total net sales for the fiscal years ended June 30, 2008 and 2007, respectively. The loss of any one of these customers could have an adverse impact on the Company’s financial position or results of operations.

”SFAS No. 107 “Fair Value of Financial Instruments” requires disclosure of the estimated fair value of an entity’s financial instrument assets and liabilities.  The Company’s principal financial instrument consists of a revolving credit facility, expiring on December 22, 2009, with two participating financial institutions.  The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rate approximates the current prevailing interest rate. The carrying amount of accounts receivable and accounts payable approximate fair value due to the short term maturities of the instruments.

The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements.  During the fiscal year ended June 30, 2008, products purchased from two suppliers accounted for approximately 13% and 5%, respectively, of net sales, as compared to approximately 23% and 7% for the fiscal year ended June 30, 2007.  As is common in the electronics distribution industry, from time to time the Company has experienced terminations of relationships with suppliers.  There can be no assurance that, in the event a supplier cancelled its distributor agreement with the Company, the Company would be able to replace the sales associated with such supplier with sales of other products.

12.                  Use of Estimates

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

13.              Shipping and Handling Fees

Shipping and handling fees charged to customers are included in net sales. Shipping and handling expenses paid are included as a component of cost of good sold.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

14.                  Advertising

Advertising costs, which are incurred primarily for print advertising in trade and leisure publications, are expensed as incurred and totaled approximately $10,000 and $26,000 for the fiscal years ended June 30, 2008 and 2007, respectively.

15.                  Stock-based Compensation

As described more fully in Note I, the Company maintained two stock option plans during the fiscal years ended June 30, 2008 and 2007. The Company follows SFAS No. 123(R), “Share Based Payment”, which requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period in the Company’s financial statements. The Company used the modified-prospective transition method to adopt SFAS No. 123(R).

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing formula and a single option award approach. The fair value is then amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The use of the Black-Scholes Merton option pricing model option-pricing formula requires management to make assumption regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the risk-free interest on the implied yield currently available on U.S. Treasury securities with an equivalent term, the expected term that the options are expected to be outstanding, the expected volatility in the market price of the Company’s common stock over the expected term of the options and an estimate of the amount of the options that are ultimately expected to be forfeited.

During the years ended June 30, 2008 and 2007, 87,500 and 190,000 stock options were granted to certain employees and directors of the Company. These stock options had exercise prices ranging from $1.90 to $3.80, vest in 25% increments over four years and expire ten years from the date of grant. The weighted-average fair value of these options was $1.23 and $2.50, respectively, which was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions: expected volatility of 62% and 71%, respectively; risk-free interest rate of 4.37% and 4.60%, respectively; expected term of 7 years (based on the simplified method under Staff Accounting Bulletin (“SAB”) No. 107); and expected dividend yield of 0%. Stock-based compensation expense recognized in earnings during the year ended June 30, 2008 and 2007 was approximately $122,000 and $65,000, respectively.

At June 30, 2008, there was approximately $356,000 of unamortized compensation expense related to stock options. The Company expects to recognize such expense over a period of approximately 3 years (weighted average of approximately 2 years), which represents the requisite service period for such awards.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                      June 30, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS No. 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) will be classified as financing cash flows. During fiscal years ended June 30, 2008 and 2007, the Company did not record any tax benefits from deductions resulting from the exercise of stock options.

16.           Impact of Recently Issued Accounting Pronouncements

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

In, September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2,“Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities,

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                       June 30, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“SFAS No. 159,”). This standard amends SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities”, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact the adoption of SFAS No.159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for fiscal years beginning after December 15, 2008, these statements revise and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The adoption of these statements will change the Company’s accounting treatment for business combinations on a prospective basis.

On December 21, 2007, the Securities and Exchange Commission issued  "SAB No. 110" to permit entities, under certain circumstances to continue to use the "simplified" method, in developing estimates of expected term of "plain-vanilla" share options in accordance with SFAS No. 123R . SAB No. 110 amended SAB No.107 to permit the use of the "simplified" method beyond December 31, 2007.  The Company believes that the adoption of  SAB No. 110 will not have a material impact  on its consolidated financial statements.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements although it does not anticipate that the statement will have a material impact since the Company has not historically engaged in hedging activities or acquired derivative instruments.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                       June 30, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is not expected to change the Company’s current accounting practice.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” . FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company will be assessing the potential effect of FSP FAS 142-3 if applicable, if it enters into a business combination

NOTE C – DISCONTINUED OPERATIONS

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

Under the terms of the purchase agreement relating to this transaction, the Company received $9,250,000 of the purchase consideration in cash on the closing date. Such cash consideration was used to repay a portion of the outstanding borrowings under the Company's then-existing line of credit. The balance of the purchase consideration was satisfied through the delivery of a $2,750,000 subordinated note issued by the purchaser. The purchase agreement also provided for a working capital adjustment of up to $500,000. Additionally, the Company was entitled to receive additional consideration in the form of a six-year earn-out based on 5% of the annual net sales in excess of $20,000,000 of Nexus after the closing date, up to $1,000,000 in the aggregate.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                            June 30, 2008 and 2007

NOTE C - DISCONTINUED OPERATIONS (continued)

On September 1, 2006 Nexus Nano Electronics, Inc. (“NNE”), as successor to Sagamore, and its subsidiary filed suit against the Company in the U.S. District Court for the Southern District of New York alleging fraud and misrepresentations by the Company in connection with the sale of Nexus and seeking an unspecified amount of damages.  The Company answered the complaint and asserted counterclaims for amounts owed to it under the purchase agreement.  On July 8, 2008, the case was dismissed by order of the Court pursuant to the parties’ settlement, which provided for the exchange of releases without payment to any party and a Supply Agreement for the possible sale by the Company of electronic components to Titan Nexus and related parties.  The Company has no basis of determining how much product will be sold under the Supply Agreement.

Prior to the settlement the Company’s management determined that the note receivable had been impaired and recorded a full write-off of the note receivable and all other amounts arising from the sale of Nexus as of June 30, 2007, which amounted to $3,183,401. Such write-off had been reflected as a loss on sale of subsidiary in the Company’s consolidated statement of operations for the year ended June 30, 2007.   In addition, the Company was uncertain of its ability to collect accounts receivable due to it from NNE and also as of September 30, 2007 had set up a reserve against the entire amount of this receivable, which amounted to $713,000.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consist of:

	Useful
	Life	June 30,
	in years	2008	2007

Machinery and equipment	3 to 7	$ 8,801,615	$ 8,747,253
Internally developed software costs	7	2,224,345	2,224,345
Transportation equipment	3 to 5	76,942	76,942
Leasehold improvements	5 to 10	614,687	601,218

		11,717,589	11,649,758

Less accumulated depreciation and amortization (including $190,712 in 2008 and $166,693 in 2007 of capitalized lease amortization)		(10,712,542)	(10,216,472)

		$1,005,047	$1,433,286

Included in machinery and equipment are assets recorded under capitalized leases at June 30, 2008 and 2007 of approximately $203,000. Accumulated amortization of internally developed software costs at June 30, 2008 and 2007 aggregated approximately $2,100,000 and $2,100,000, respectively.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

NOTE E - INCOME TAXES

The components of the Company’s provision for income taxes are as follows:

	Year Ended June 30,
	2008	2007
Federal
Current	$-	$-
Deferred	-	-

	-	-

State	50,429	22,991

	$50,429	$22,991

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Year Ended June 30,
	2008	2007

Statutory U.S. Federal tax rate	(34.0)%	34.0%
State income taxes, net of Federal tax benefit	1.0	(3.4)
Sales expense for which no tax benefit arises	1.3	130.1
Impairment of nondeductible goodwill	31.8	-
Valuation Allowance	.5	(133.8)
Effective tax rate	.6%	26.9%

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

NOTE E - INCOME TAXES (continued)

Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes are summarized as follows:

	2008	2007
Deferred tax assets
Net operating loss and other carryforwards	$3,977,000	$3,300,000
Allowance for bad debts	533,000	391,000
Inventory valuation	2,330,000	2,500,000
Deferred compensation	663,000	625,000
Other deferred tax assets	809,000	1,404,000

Total deferred tax assets	8,312,000	8,220,000

Deferred tax liabilities
Depreciation and amortization	(346,000)	(300,000)
Total deferred tax liabilities	(346,000)	(300,000)
Valuation Allowance Net deferred tax assets	(7,966,000)	(7,920,000)

Less: Current portion	-	-

Net deferred tax asset	$-	$-

At June 30, 2008, the Company had available Federal net operating loss carry-forwards of approximately $9,223,000, which expire during the fiscal years 2024 through 2028. In addition, the Company has a capital loss carryforward in the amount of $1,600,000 that expires in fiscal year 2013.

The Company has considered all positive and negative factors in determining if the deferred tax asset is realizable. Based on these factors, management could not conclude that it is more likely than not that the net deferred tax asset will be realized and had established a valuation allowance for the full amount of the deferred tax asset at June 30, 2006 to bring the carrying value of the net deferred tax asset to zero. The Company will maintain the valuation allowance until sufficient evidence exists to support its reversal.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS

Debt and capitalized lease obligations are as follows:

June 30,
2008	2007

Revolving line of credit (a)	$31,374,987	$37,718,924
Capitalized lease obligations (b)	36,781	99,834

	31,411,768	37,818,758

Less amounts representing interest on capitalized
lease obligations	(1,815)	(11,723)

	31,409,953	37,807,035

Less current maturities	(31,409,953)	(37,772,069)

	$0	$34,966

(a)         Revolving Line of Credit Facility

To provide liquidity in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2006, the Company entered into a new three-year credit agreement with CIT Group/Business Credit, Inc. (“CIT”), which provides for a $55,000,000 revolving secured line of credit. This credit facility has a maturity date of December 22, 2009. On January 23, 2007, CIT assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A. On March 23, 2007, the credit facility was amended to provide the Company with a supplemental loan (“Supplemental Loan”) of $3,000,000, which originally was payable on May 17, 2007. On May 18, 2007, the Supplemental Loan was amended to provide for periodic payments to be made through July 15, 2007, at which time the Supplemental Loan was to be paid in full. On July 24, 2007 the Supplemental Loan was amended again to provide a $3,000,000 loan at an interest rate equal to the LIBOR rate plus 5%. The Supplemental Loan is now payable in seven quarterly installments commencing October 1, 2007. The Company has currently made all the required installment payments for this Supplemental Loan. In addition, mandatory prepayments are to be made based (i) on an amount equal to fifty percent of Excess Cash Flow, as defined in the agreement and (ii) on the net proceeds of Designated Inventory, as defined in the agreement. Borrowings under the new credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the credit agreement, and are collateralized by substantially all of the assets of the Company.  At June 30, 2008, the outstanding balance on this revolving line of credit facility was $31,374,987 ($27,000,000 of which is borrowed under a 30-day LIBOR-based revolver and $2,000,000 under the Supplemental Loan) with an additional $7,739,765 available. At June 30, 2008, the Company had outstanding $2,900,000 of stand-by letters

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)

of credit on behalf of certain vendors.  The interest rate on the outstanding borrowings under the credit facility at June 30, 2008 was 4.88% on the borrowings under the 30-day LIBOR-based revolver, 7.46% on the Supplemental Loan and 6% (prime plus 1.00%) on the balance of the borrowings.

Under the credit agreement, as amended, the Company is required to comply with one financial covenant which stipulates that in the event the Company’s additional borrowing availability under the revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter as calculated based on the most recently ended four fiscal quarters.

The credit agreement also provides for a limitation on capital expenditures of $700,000 for the Company’s 2008 fiscal year and $500,000 for each remaining fiscal year in which the credit agreement is in effect. The credit agreement also contains other covenants and restrictions, including limitations on: the Company’s incurrence of additional indebtedness unrelated to the credit facility; its incurrence of liens; mergers, consolidations and sales of assets by the Company; investments, loans and acquisitions by the Company; and the Company’s ability to pay cash dividends.  In addition, the credit agreement, as was the case with the Company’s prior credit agreement, includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility.  Accordingly, outstanding borrowings under the credit agreement are classified as a current liability.

As of June 30, 2008, the Company was in compliance with all of the financial covenants contained in the credit agreement.

As of September 30, 2007, the Company was in violation of the financial covenant contained in the credit agreement and, as a result, was required to secure a waiver and amendment to the credit agreement.  In the event that in the future the Company were to fail to remain in compliance with the covenants contained in its new credit agreement and was not able to obtain an amendment or waiver with respect to such noncompliance, the lenders under the credit facility could declare the Company to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/or limit the Company’s ability to borrow additional amounts under the facility. If the Company did not have sufficient available cash to pay all such amounts that become due and payable, it would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on the Company’s business, results of operations and financial condition.

(b) Capitalized Lease Obligations

The Company leases certain equipment under agreements accounted for as capital leases.  The aggregate obligations for the equipment require the Company to make monthly payments through January 19, 2009, with an implicit interest rate of 15.38%.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

NOTE F - DEBT AND CAPITALIZED LEASE OBLIGATIONS (continued)

The following is a summary of the aggregate annual maturities of debt and capitalized lease obligations as of June 30, 2008:

		Capitalized
	Debt	Leases

Year ending June 30,
2009	31,374,987	34,966

NOTE G - COMMITMENTS AND CONTINGENCIES

1.      Leases

The Company leases certain office and warehouse facilities under noncancellable operating leases.  The leases also provide for the payment of real estate taxes and other operating expenses of the buildings.  Rent expense on all office and warehouse facilities leases for the years ended June 30, 2008 and 2007 was approximately $1,472,000 and $1,467,000, respectively. The minimum annual lease payments under such leases are as follows:

Year ending June 30,
2009	$1,219,635
2010	1,018,268
2011	949,019
2012	908,918
2013	920,067
Thereafter	465,396

$5,481,303

Included in the above are office and warehouse facilities leased from a partnership owned by two officers and directors of the Company.  The lease expires in December 2013 and requires minimum lease payments of $738,000 during the fiscal year ended June 30, 2009. The Company’s rent expense was approximately $705,000 and $748,000 for the years ended June 30, 2008 and 2007, respectively, in connection with this lease.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

NOTE G - COMMITMENTS AND CONTINGENCIES (continued)

2.      Other Leases

The Company also leases various office equipment and automobiles under noncancellable operating leases expiring through June 2011.  The minimum rental commitments required under these leases at June 30, 2008 are as follows:

Year ending June 30,
2009	$72,212
2010	41,495
2011	2,194

$115,901

3.      Employment Agreements

The Company has entered into employment agreements with three executive officers, which provide for annual base salaries aggregating $925,000 through June 30, 2009 and contain provisions for severance payments in the event of change of control as defined in the agreements.  The Company’s agreements with its Chairman and Executive Vice President provide for cash bonuses equal to 4% and 2%, respectively, of the Company’s earnings before income taxes for each fiscal year in which such earnings are in excess of $1,000,000, or 6% and 3%, respectively, of the Company’s earnings before income taxes if such earnings are in excess of $2,500,000 up to a maximum annual cash bonus of $720,000 and $360,000, respectively.  In addition, the Company’s agreement with its Chairman provides for deferred compensation which accrues at a rate of $50,000 per year and becomes payable in its entirety no later than January 15 of the year next following his cessation of employment for any reason.

The Company is obligated to provide health insurance to its Chairman and Executive Vice President, and their respective spouses, commencing upon their termination of employment with Jaco and ending on the later to occur of (i) their death or (ii) the death of their respective spouses. The Company recognizes the cost of providing postretirement benefits over the employees’ service periods. The recorded liabilities for these postretirement benefits, none of which has been funded, amounted to approximately $342,300 and $293,400 at June 30, 2008 and 2007, respectively. The weighted-average discount rate used in determining the liability was 5.5%, and the annual percentage increase in health costs was 7%.

4.      Other Matters

The Company is a party to various legal matters arising in the general conduct of business.  The ultimate outcome of such matters is not expected to have a material adverse effect on the Company’s business, results of operations or financial condition (see Note C).

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

NOTE G - COMMITMENTS AND CONTINGENCIES (continued)

NOTE H - RETIREMENT PLAN

The Company maintains a 401(k) Plan that is available to all employees, to which the Company contributes up to a maximum of 1% of each employee’s salary.  For the years ended June 30, 2008 and 2007, the Company contributed to this plan approximately $100,000 and $117,000, respectively.

NOTE I - SHAREHOLDERS’ EQUITY

In December 1992, the Board of Directors approved the adoption of a nonqualified stock option plan, known as the “1993 Non-Qualified Stock Option Plan,” hereinafter referred to as the “1993 Plan.”  The Board of Directors or Compensation Committee is responsible for the granting and pricing of options under the 1993 Plan.  Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant.  The options expire five years from the date of grant and are exercisable over the period stated in each option.  In December 1997, the shareholders of the Company approved an increase in the amount of shares reserved for the 1993 plan to 900,000 from 440,000, of which there are no outstanding options at June 30, 2008 and June 30, 2007.

In October 2000, the Board of Directors approved the adoption of the “2000 Stock Option Plan,” hereinafter referred to as the “2000 Plan.”  The 2000 Plan, as amended, provides for the grant of up to 1,200,000 incentive stock options (“ISOs”) and nonqualified stock options (“NQSOs”) to employees, officers, directors, consultants and advisers of the Company.  The Board of Directors or Compensation Committee is responsible for the granting and pricing of these options.  Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant.  In the case of ISOs granted to shareholders owning more than 10% of the Company’s voting securities, the exercise price shall be no less than 110% of the fair market value of the Company’s common stock on the date of grant.  All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option.  Under the 2000 Plan, 1,200,000 shares of the Company’s common stock are reserved, of which 689,750 are outstanding and 466,875 are exercisable at June 30, 2008.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

NOTE I -  SHAREHOLDERS’ EQUITY (continued)

A summary of the status and activity related to outstanding options granted to employees, directors and officers for the last two fiscal years is summarized as follows:

			Weighted-
	Nonqualified		average
	stock options		exercise
	Price range	Shares	price

Outstanding at June 30, 2006	$2.35 - $8.31	499,750	$5.07
Granted	$3.10 - $3.80	190,000	$3.48
Forfeited	$2.35 - $8.00	(65,500)	$3.55

Outstanding at June 30, 2007	$2.35 - $8.31	624,250	$4.74
Granted	$1.90	87,500	$1.90
Forfeited	$2.35 - $6.70	(22,000)	$3.81

Outstanding at June 30, 2008	$1.90 - $8.31	689,750	$4.41

Options exercisable and expected to vest at June 30, 2008		466,875	$5.16

Options exercisable at June 30, 2007		434,250	$5.30

The following table summarizes information concerning outstanding and exercisable options at June 30, 2008.

			Weighed Average
		Weighted	Remaining
	Number of	Average	Contractual Term in	Aggregated Intrinsic
	Options	Exercise Price	Years	Value (1)

Outstanding as of June 30, 2008	689,750	$4.41	5.63	$ -

Exercisable as of June 30, 2008	466,875	$5.16	4.58	$ -

(1)
The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for options that were in-the-money as of that date. There were no options in-the-money as of June 30, 2008 and there was no intrinsic value as of that date for options outstanding or exercisable.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

NOTE I -  SHAREHOLDERS’ EQUITY (continued)

A summary of the status and activity related to outstanding non-vested options granted to employees, directors and officers for the last two fiscal years is summarized as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Non-vested at June 30, 2006	0
Granted	190,000	$3.48

Non-vested at June 30, 2007	190,000	$3.48
Granted	87,500	$1.90
Vested	(45,125)	$3.47
Forfeited	(9,500)	$3.49

Non-vested at June 30, 2008	222,875	$2.86

The Company had made purchases of 618,300 shares of its common stock from July 31, 1996 through September 13, 2000 for aggregate consideration of $2,204,515 under a previous stock repurchase program that has since been terminated. On September 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to 250,000 shares of its outstanding common stock. Purchases could be made from time to time in open market or private transactions at prevailing market prices. The Company made purchases of 41,600 shares of its common stock for aggregate consideration of $110,051 during fiscal 2003. The Company made no such purchases of shares of its common stock during fiscal 2008 and 2007.

NOTE J – RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 2008 and 2007, the Company recorded sales of  $105,557 and $267,367, respectively, from a customer, Frequency Electronics, Inc. (“Frequency”).  The Company’s Chairman of the Board of Directors and President also serves on the Board of Directors of Frequency.  Amounts included in accounts receivable from Frequency at June 30, 2008 and 2007 aggregate $4,924 and $15,832, respectively.

A law firm of which one of our former directors is a partner provides legal services on behalf of the Company. The director chose not to stand for re-election to our Board of Directors at our Annual Meeting of Shareholders in 2006 and, therefore, his term expired on December 12, 2006. Fees paid to such firm amounted to $78,903 for the fiscal year ended June 30, 2007.

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

NOTE J – RELATED PARTY TRANSACTIONS (continued)

The son-in-law of the Company's Chairman and President was a partner of law firms during the years ended June 30, 2008 and 2007, which provided legal services on behalf of the Company. Fees paid to such firms amounted to $164,630 and $73,779 for the fiscal years ended June 30, 2008 and 2007, respectively.

The Company leases office and warehouse facilities lease from a partnership owned by two officers and directors of the Company (See Note G).

NOTE K – GEOGRAPHIC AND PRODUCT INFORMATION

Electronic components distribution sales include exports made principally to customers located in Western   Europe, Canada, Mexico, and the Far East.  For the years ended June 30, 2008 and 2007, export sales amounted to approximately $45,000,000 and $91,000,000, respectively. Information pertaining to the Company's operations in individual geographic areas for fiscal years 2008 and 2007 is not considered material to the financial statements. The Company’s operations and assets are principally in the United States.

The following table provides information regarding product sales to external customers:

	Year ended June 30,
	2008	2007

Semiconductors	$ 71,171,000	$129,915,000
Flat Panel Displays	72,548,000	59,395,000
Passive components	35,381,000	37,028,000
Electromechanical devices	14,619,000	13,894,000

	$193,719,000	$240,232,000

Jaco Electronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                                                       June 30, 2008 and 2007

NOTE L - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter	Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2007	2007	2007	2007	2006	2006

Net Sales	$50,841,096	$44,459,837	$49,407,689	$49,010,330	$54,734,060	$49,890,362	$65,989,744	$69,617,579

Gross Profit	$8,165,618	$7,196,282	$8,064,167	$8,020,768	$8,771,989	$7,779,977	$8,516,081	$8,657,114

Income (Loss) from continuing operations	$(8,399,352) (a)	$(594,719)	$39,216	$(180,734)	$407,843	$(746,500)	$140,063	$261,075
(Loss) earnings from discontinued operations					$(3,183,401) (b)

Net Income (Loss)	$(8,399,352) (a)	$(594,719)	$39,216	$(180,734)	$(2,775,558) (b)	$(746,500)	$140,063	$261,075

Income (Loss) from continuing operations
Basic	$(1.34)	$(.09)	$.01	$(.03)	$0.06	$(0.12)	$0.02	$0.04
Diluted	$(1.34)	$(.09)	$.01	$(.03)	$0.06	$(0.12)	$0.02	$0.04

(Loss) earnings from discontinued operations
Basic					$(0.51)
Diluted					$(0.50)

Income (Loss) Per Share
Basic	$(1.34)	$(.09)	$.01	$(.03)	$(0.45)	$(0.12)	$0.02	$0.04
Diluted	$(1.34)	$(.09)	$.01	$(.03)	$(0.44)	$(0.12)	$0.02	$0.04

Weighted Shares Outstanding
Basic	6,294,332	6,294,332	6,294,332	6,294,332	6,294,332	6,294,232	6,294,332	6,294,332
Diluted	6,294,332	6,294,332	6,294,332	6,294,332	6,315,464	6,294,332	6,369,866	6,373,733

(a) Includes a non-cash charge for impairment to goodwill of $8,500,000 (See Note B(8))

(b) During the fourth quarter of Fiscal 2007, the Company wrote-off the entire outstanding balance on the note receivable arising from the Fiscal 2005 sale of Nexus as well as certain other miscellaneous receivables arising from that sale (see Note C).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II

Board of Directors and Shareholders
Jaco Electronics, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Jaco Electronics, Inc. and subsidiaries referred to in our report dated September 29, 2008, which is included in this annual report on Form10-K for the year ended June 30, 2008.  Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The information as of, and for the year ended June 30, 2008 included on Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

EISNER LLP

New York, New York
September 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Jaco Electronics, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Jaco Electronics, Inc. and subsidiaries referred to in our report dated September 24, 2007, which is included in this annual report on Form10-K for the year ended June 30, 2007.  Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Melville, New York
September 24, 2007

Jaco Electronics, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2008 and 2007

Column A	Column B	Column C		Column D	Column E
Additions
		(1)	(2)
Charged to
	Balance at	Charged to	other		Balance
	beginning	costs and	accounts -	Deductions -	at end of
Description	of period	expenses	describe	describe	period

Allowance for doubtful accounts
Year ended June 30, 2008	$1,029,000	$ 376,000	$-	$ 3,000 (b)	$1,402,000

Year ended June 30, 2007	$ 491,000	$ 544,000	$42,000 (a)	$ 48,000 (b)	$ 1,029,000

Deferred tax asset
valuation allowance
Year ended June 30, 2008	$7,920,000	$ 46,000	$ -	$ -	$7,966,000

Year ended June 30, 2007	$ 6,394,000	$ 1,526,000	$ -	$ -	$ 7,920,000

(a)      Recoveries of accounts.
(b)  Represents write-offs of uncollectible accounts.