Form 10-K/A
JACO ELECTRONICS INC
filed 2008-10-28
CIK 52971

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

Yes:   X                                                                             No: _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                        Accelerated filer ☐            Non-accelerated filer ☐        Smaller reporting company ☒
                                                                                                   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes:               No:   X

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2007was $            5,664,964                  (based on the last reported sale price on the Nasdaq National Market on that date).

The number of shares of the registrant’s common stock outstanding as of September 19, 2008 was     6,294,332          shares (excluding 659,900 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE.

None

EXPLANATORY NOTE

The registrant filed an Annual Report on Form 10-K for the year ended June 30, 2008 (“Fiscal 2008”) (the “Form 10-K”) on September 29, 2008, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be subsequently filed with the Securities and Exchange Commission (the “Proxy Statement”). The registrant has determined to amend the Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.
                Also included in this Form 10-K/A are (a) the signature page, (b) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which have been re-executed and re-filed as of the date of this Form 10-K/A as Exhibits 31.1 and 31.2 respectively, and (c) the exhibit index set forth in Part IV, Item 15(b) of the Form 10-K, which has been amended and restated in its entirety as set forth below to include the additional certifications.
                No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K, affected by subsequent events. Information not affected by the amendments described above is unchanged and has not been included herein. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings made with the Securities and Exchange Commission.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The current directors and executive officers of the Company, their ages, their positions and terms of office with the Company are set forth below.

Name	Age	Position

Joel H. Girsky	69	Chairman of the Board, CEO, President and Treasurer

Joseph F. Oliveri	59	Vice Chairman of the Board and Executive Vice President

Charles B. Girsky	74	Executive Vice President and Director

Jeffrey D. Gash	56	Executive Vice President, Finance, CFO and Secretary

Gary Giordano	51	Executive Vice President

Don Ackley	55	Director

Marvin Meirs	66	Director

Robert J. Waldman	73	Director

___________________

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of the Common Stock to file with the SEC initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5.  Executive officers, directors, and ten percent shareholders are required to furnish the Company with copies of such forms.  Based solely on a review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that during its fiscal year ended June 30, 2008, the Company’s executive officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

Audit Committee and Audit Committee Expert

The Company has a separately-designated standing Audit Committee of its Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee currently are Robert J. Waldman, who acts as Chairman of the committee, Don Ackley and Marvin Meirs.

Our Board of Directors has determined that Robert J. Waldman, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 401(h) of SEC Regulation S-K and each member of the audit committee is independent as defined under applicable rules of the SEC and The Nasdaq Stock Market (“Nasdaq”).

Code of Ethics

We have adopted a code of ethics within the meaning of Item 406(b) of SEC Regulation S-K, called the “Jaco Electronics, Inc. Code of Business Conduct,” which applies to our chief executive officer, chief financial officer, controller and all our other officers, directors and employees.  This document is available free of charge upon request of Ms. Suzanne Baginski at the registrant’s principal address and is posted on our website at jacoelectronics.com. Any waiver or amendment to the code will be promptly disclosed on our website and as otherwise required by rule or regulation.

Item 11.  Executive Compensation.

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the information presented in the compensation tables, the footnotes to those tables and the related disclosures appearing elsewhere in this proxy statement.

Introduction

The Compensation Committee of the Board of Directors of the Company (the “Committee”) is currently composed of three directors, each of whom is independent as defined in applicable rules of Nasdaq.  The Committee is responsible for reviewing and recommending to the Company’s Board of Directors the Company’s compensation policies for the remuneration of the Company’s Chief Executive Officer and all of its other executive officers (collectively, “Executives”), including salaries, bonuses and grants of awards under the Company’s stock incentive plans.  In determining the cash and non-cash compensation of Executives, the Committee annually evaluates both individual and corporate performance from both a short-term and long-term perspective.

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

Cash-Based Compensation: Base salary represents the primary cash component of an Executive’s compensation, and is determined by evaluating the responsibilities associated with an Executive’s position at the Company and his or her overall level of experience.  As described below under “Executive Compensation – Employment Agreements,” a number of the Executives, including all of the Named Executive Officers, other than Mr. Giordano, have entered into employment agreements with the Company that provide for fixed amounts of base salary.  Mr. Giordano’s salary is recommended by the Chief Executive Officer and reviewed and approved by the Committee. Effective October 2001, the Named Executive Officers agreed to a 10% reduction in base salary, of which all 10% reduction has been restored.  In addition, the Committee, in its discretion, may award cash incentive bonuses.

The employment agreements also provide the opportunity to earn cash bonuses based upon the Company’s profitability as described below under “Executive Compensation- Employment Agreements.”  For Fiscal 2008 and the year ended June 30, 2007 (“Fiscal 2007”), Messrs. Joel Girsky, Charles Girsky and Jeff Gash did not receive cash bonuses, and Mr. Joseph Oliveri received a performance based bonus, as determined in accordance with the terms of their respective employment agreements. Mr. Giordano was paid a performance based bonus based on sales determined at the discretion of the Committee. No discretionary bonuses were paid to any other executive officer.

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

No specific formula is used to determine option awards for an Executive.  Rather, individual award levels are based upon the subjective evaluation by the Committee of each Executive’s overall past and expected future contributions to the success of the Company.  During Fiscal 2008 and 2007, options were granted to each of Messrs. Gash, Oliveri and Giordano as described in the Grants or Plan-Based Awards table.

Compensation of the Chief Executive Officer

As described below under “Executive Compensation – Employment Agreements,” the Company has entered into an employment agreement with Joel H. Girsky, our Chairman of the Board and President, pursuant to which Mr. Joel Girsky is entitled to receive a base salary of $375,000 per fiscal year.  Mr. Girsky’s base salary was established based upon his level of responsibilities and years of experience.  As previously discussed, Mr. Girsky agreed to a 10% reduction in base salary effective October 2001, of which all 10% reduction was restored as of December 2006.

Mr. Girsky is entitled to an annual incentive cash bonus based on a percentage of the Company’s earnings before income taxes, up to a maximum bonus of $720,000 in any fiscal year.  Through this incentive bonus arrangement, a substantial portion of Mr. Joel Girsky’s potential cash compensation is specifically linked to the Company’s profitability.  Because the Company did not report income from continuing operations in Fiscal 2008 and 2007 in accordance with the terms of his employment agreement, Mr. Girsky was not paid a bonus for Fiscal 2008 or 2007.  Pursuant to this employment agreement, Mr. Girsky receives $50,000 per year in deferred compensation.

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

Compensation Committee Report

In accordance with its written charter adopted by the board of directors, the compensation committee oversees the Company’s compensation and employee benefit plans.  The compensation committee reviewed and discussed the executive compensation discussion and analysis for the year ended June 30, 2008 with the Company’s management.  Based on discussions with management, the compensation committee recommended to the board of directors that the compensation discussion and analysis be included in this proxy statement.

COMPENSATION COMMITTEE
Don Ackley
Marvin Meirs
Robert J. Waldman

Summary of Cash and Certain Other Compensation

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered to the Company in all capacities for Fiscal 2008 and 2007 by its Chief Executive Officer, Chief Financial Officer and each of the Company’s other three most highly-compensated executive officers during Fiscal 2008 and 2007(the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Restricted Stock Awards ($) (3)	Total Compensation

Joel H. Girsky	2008	375,000	--	--	66,094	--	441,094
Chairman of the Board, CEO,	2007	334,688	--	--	65,162	--	399,850
President, and Treasurer

Joseph F. Oliveri	2008	300,000	6,458	63,372	5,709	--	375,539
Vice Chairman and	2007	288,751	6,458	98,328	5,472	--	399,009
Executive Vice President

Charles B. Girsky	2008	250,000	--	--	6,782	--	256,782
Executive Vice President	2007	233,125	--	--	7,422	--	240,547

Jeffrey D. Gash	2008	195,000	25,682	--	4,908	--	225,590
Executive Vice President,	2007	189,000	13,633	--	4,435	--	207,068
Finance, CFO and Secretary

Gary Giordano	2008	200,000	13,997	12,870	5,173	--	232,040
Executive Vice President	2007	192,500	6,816	17,983	4,910	--	222,209

(1)
Includes the amounts recognized as expense by the Company with respect to stock awards in Fiscal 2008 and 2007 in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in Note B (15) of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2008.

(2)
 Includes 401(k) plan matching contributions, premiums paid on group term life insurance, auto reimbursements, and, in the case of Mr. Joel Girsky, deferred compensation accrued in connection with his employment agreement with the Company.  401(k) matching contributions for Fiscal 2008 and 2007 for the Named Executive Officers were as follows: Mr. Joel Girsky – $1,587 and $1,813, Mr. Oliveri – $0 and $0, Mr. Charles Girsky – $1,567 and $1,749, Mr. Gash – $1,972 and $1,911 and Mr. Giordano – $2,155 and $2,130.  Premiums paid on group term life insurance for Fiscal 2008 and 2007 for the Named Executive Officers were as follows: Mr. Joel Girsky – $1,527 and $1,219, Mr. Oliveri – $774 and $774, Mr. Charles Girsky – $1,236 and $1,236, Mr. Gash – $774 and $414 and Mr. Giordano – $414 and $270.  Auto reimbursements for Fiscal 2008 and 2007 for the Named Executive Officers were as follows: Mr. Joel Girsky – $12,980 and $12,130, Mr. Oliveri – $4,935 and $4,698, Mr. Charles Girsky – $3,979 and $4,437, Mr. Gash – $2,162 and $2,110 and Mr. Giordano – $2,604 and $2,510.  $50,000 in deferred compensation was accrued in both Fiscal 2008 and 2007 in connection with Mr. Joel Girsky’s employment agreement with the Company.

(3)
On June 9, 1997, the Board of Directors awarded an aggregate of 97,500 shares of Common Stock under the Company’s Restricted Stock Plan to its executive officers as follows: 37,500 shares of Common Stock to Mr. Joel Girsky, 37,500 shares of Common Stock to Mr. Charles Girsky, 15,000 shares of Common Stock to Mr. Gash and 3,750 shares of Common Stock to Mr. Giordano, as adjusted to give effect to a 3-for-2 stock split of the Common Stock effective on July 24, 2000. The plan was approved by the Company’s shareholders on December 9, 1997.  The awards vested in one-quarter increments annually.  Accordingly, as of June 30, 2008, all of the aforementioned awards were vested.  The value of the aggregate restricted stock holdings of these individuals at June 30, 2008 was as follows: $62,000 for Mr. Joel Girsky, $62,000 for Mr. Charles Girsky, $24,800 for Mr. Gash and $6,200 for Mr. Giordano.  These figures are based upon the fair market value per share of the Company’s Common Stock at June 30, 2008, minus the purchase price of such awards.  The closing sale price for the Company’s Common Stock as of June 30, 2008 on the Nasdaq National Market was $1.13.

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

The Company entered into a four-year employment agreement with Jeffrey Gash, effective as of July 1, 1998, as amended as of July 1, 2001, to serve as the Company’s Executive Vice President of Finance.  The employment agreement will automatically be extended for additional one-year periods on each anniversary date, unless notice is given 90 days prior to an anniversary date.  In the event that a notice of non-renewal is delivered by either party, Mr. Gash’s employment agreement shall continue for a period of three years following the anniversary date, which follows immediately after the date that such notice is delivered.  The employment agreement has been automatically extended for an additional one-year period.  Pursuant to the agreement Mr. Gash is entitled to a base salary of $160,000 for each fiscal year, subject to increases as approved by the Compensation Committee. Effective October 2001, he (and the other Named Executive Officers) voluntarily agreed to a 10% salary reduction, of which all 10% has been restored. Beginning Fiscal 2007, the compensation committee approved a base salary of $195,000.  In addition, he is entitled to receive a cash bonus as determined by the Board of Directors and the President.  Mr. Gash or his estate, as the case may be, is entitled to receive a payment of $750,000 if he dies during the term of the employment agreement.  The death benefit is currently being funded by a life insurance policy maintained by the Company.  In the event of Mr. Gash’s cessation of employment with the Company, upon his request, the Company is obligated to transfer such policy to Mr. Gash.  Thereafter, the Company would have no further liability for the payment of such benefit or the premiums on such policy.  In the event of a change in control of the Company, Mr. Gash is entitled to receive 200% of the average of his base salary plus cash bonus for the previous five years, to the extent that such payment does not equal or exceed three times Mr. Gash’s base amount, as computed in accordance with Section 280G(d)(4) of the Code.  Additionally, upon a change of control, Mr. Gash’s employment agreement may be assigned by the Company or any such successor or surviving corporation with the prior written consent of Mr. Gash.

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

Nonqualified Deferred Compensation

The following table summarizes contributions and deferrals of compensation during Fiscal 2008 under each contribution or other plan that is not tax-qualified with respect to each executive named in the Summary Compensation Table:

Name	Executive Contributions in 2008 ($)	Registrant Contributions in 2008 ($)	Aggregate Earnings in 2008 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at June 30, 2008 ($)
Joel Girsky	--	50,000	--	--	1,200,000
(1)	As described under “Executive Compensation – Employment Agreements”, Mr. Girsky is entitled to deferred compensation of $50,000 for each year of employment beginning July 1, 1984.

Grants of Plan-Based Awards in 2008

Plan-based awards to executive officers named in the Summary Compensation Table during Fiscal 2008 were as follows:

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Actual Payout Under Non-Equity Incentive Plan Awards (1) ($)	All other Option Awards: Number of Securities Underlying Options (2) (#)	Exercise or Base Price of Option Awards ($)
Joel H.Girsky		--	--
Joseph F. Oliveri		63,372
Charles B. Girsky		--	--
Jeffrey D. Gash	October 1, 2007	--	10,000	1.90
Gary Giordano	October 1, 2007	12,870	10,000	1.90

(1)	These amounts reflect the cash portion of the annual bonus, which was earned and paid in Fiscal 2008. These amounts are also set forth in the Summary Compensation Table.

(2)
Stock options include non-qualified options that were granted in conjunction with the 2000 Stock Option Plan. These stock options vest in 25% increments over four years and expire ten years for the date of grant.

Outstanding Equity Awards a Fiscal Year-End

The following table summarizes the outstanding equity awards to the executive officers named in the Summary Compensation Table as of June 30, 2008:

	Option Awards				Stock Awards
Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Restricted Stock – Vested	Market Value of Shares of Restricted Stock – Vested ($)
Joel H. Girsky	50,000 25,000		8.00 2.35	December 11, 2010 October 31, 2012	37,500	42,375
Joseph F. Oliveri	15,000 25,000 4,500	13,500 (1)	8.00 2.35 3.49	December 11, 2010 October 31, 2012 November 19, 2016
Charles B. Girsky	25,000 25,000		8.00 2.35	December 11, 2010 October 31, 2012	37,500	42,375
Jeffrey D. Gash	15,000 25,000 9,500 (1)	28,500 (1) 10,000 (2)	8.00 2.35 3.49 1.90	December 11, 2010 October 31, 2012 November 19, 2016 October 1, 2017	15,000	16,950
Gary Giordano	15,000 25,000 4,750 (1)	14,250 (1) 10,000 (2)	8.00 2.35 3.49 1.90	December 11, 2010 October 31, 2012 November 19, 2016 October 1, 2017	3,750	4,238

(1) These options were granted on November 19, 2006 and vest in 25% increments over four years beginning on November 19, 2007.

(2) These options were granted on October 1, 2007 and vest in 25% increments over four years beginning on October 1, 2008.

Option Exercises and Stock Vested

There were no stock options exercised or vesting of options or restricted stock during Fiscal 2008 for any or the executive officers named in the Summary Compensation Table.

Potential Payments Upon Termination and Change in Control

The following table summarizes payments, as defined in their respective employment agreements, made upon termination assuming a termination event (notice) or change of control had occurred on June 29, 2008:

Name	Event	Salary ($)	Bonus ($)	Deferred Compensation ($)
Joel H. Girsky	Termination without cause (1)	1,125,000	--	1,350,000
	Termination for cause	--	--	1,200,000
	Death	375,000	--	1,200,000
	Disability	687,500	--	1,200,000
	Change in control	986,415	--	1,200,000
Joseph F. Oliveri	Termination without cause (1)	300,000	87,134 (2)	--
	Termination for cause	--	11,525	--
	Death	--	11,525	--
	Disability	50,000	11,525	--
	Change in control	--	11,525	--
Charles B. Girsky	Termination without cause (1)	250,000	--	--
	Termination for cause	--	--	--
	Death	250,000	--	--
	Disability	125,000	--	--
	Change in control	573,544	--	--
Jeffrey D. Gash	Termination without cause (1)	585,000	--	--
	Termination for cause	--	--	--
	Death	750,000	--	--
	Disability	97,500	--	--
	Change in control	348,231	--	--
Gary Giordano	Termination without cause	--	--	--
	Termination for cause	--	--	--
	Death	750,000	--	--
	Disability	--	--	--
	Change in control (3)	394,110	--	--

(1)	Assumes notice of termination of applicable employment agreement was provided on June 30, 2008.

(2)	Bonus amount due would be fourth quarter bonus for Fiscal 2008. For purposes of this table, the same bonus amount was assumed for Fiscal 2009.

(3)	Assumes a change in control event and the termination of Mr. Giordano’s employment.

Director Compensation

            Members of our Board of Directors who are not officers or employees of the Company received an annual fee of $15,000 per year for their service on our Board of Directors. In addition the chairman of the audit committee receives an annual fee of $5,000.  Directors are also reimbursed for reasonable expenses incurred in connection with attending Board and committee meetings.

The following table sets forth the compensation paid to the Company’s directors for Fiscal 2008:

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Total ($)
Don Ackley	15,000	5,953	20,953
Marvin Meirs	15,000	5,953	20,953
Neil Rappaport (2)	15,000	1,922	16,922
Robert Waldman	20,000	1,922	21,922

(1)
Includes the amounts recognized as expense by the Company with respect to stock awards in Fiscal 2008 in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in Note B (17) of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2008.

 (2)   Resigned effective July 7, 2008.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During Fiscal 2008, the Compensation Committee of the Board of Directors consisted of Messrs. Ackley, Meirs, Waldman and Rappaport.  Effective July 7, 2008 Mr. Rappaport resigned as a Director of the Company. No member of this committee was at any time during Fiscal 2008 or at any other time an officer or employee of the Company, and no member had any relationship with the Company requiring disclosure under SEC rules.  No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Company’s Board of Directors or the Compensation Committee during Fiscal 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number and percentage of shares of Common Stock owned as of October 24, 2008 by (i) each director of the Company, (ii) all persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the outstanding shares of Common Stock, (iii) each of the Company’s executive officers, and (iv) all of the Company's directors and executive officers, as a group.  Each person named in this table has sole investment power and sole voting power with respect to the shares of Common Stock set forth opposite such person's name, except as otherwise indicated.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class Beneficially Owned (2)
Joel H. Girsky	1,031,240 (3)	16.2%

Joseph F. Oliveri	44,500 (4)	**

Charles B. Girsky	481,961 (5)	7.6%

Don Ackley	2,500 (6)	**

Marvin Meirs	15,200 (6)	**

Jeffrey D. Gash	81,798 (7)	1.3%

Gary Giordano	48,500 (8)	**

Robert J. Waldman	11,125 (9)	**

Ronald Ordway 1868 Tucker Industrial Rd. Tucker GA, 30084	1,294,118 (10)	20.6%

Dimensional Fund Advisors 1299 Ocean Avenue 11th Floor Santa Monica, CA 90401	395,947 (11)	6.3%

Luis Antonio Hernandez 3069 Misty Harbour Las Vegas, NV 89117	596,526 (12)	9.5%

All directors and executive officers as a group (8 persons)	1,716,824 (13)	26.1%

_______________________________

**	Less than one percent

(1)	Unless otherwise indicated, the address of each person listed is c/o Jaco Electronics, Inc., 145 Oser Avenue, Hauppauge, New York, 11788.

(2)	Assumes a base of 6,294,332 shares of Common Stock outstanding, before any consideration is given to outstanding options.

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

(6)	Includes 2,500 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company’s 2000 Stock Option Plan.

(7)
Includes (i) 49,500 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company’s 2000 Stock Option Plan, and (ii) 15,000 shares of Common Stock awarded under the Company’s Restricted Stock Plan.

(8)	Includes 44,750 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company’s 2000 Stock Option Plan.

(9)	Includes 8,125 shares of Common Stock acquirable pursuant to options presently exercisable and granted under the Company’s 2000 Stock Option Plan.

(10)	This information is based upon an amendment to Schedule 13G dated October 3, 2008, filed with the Securities and Exchange Commission (the “SEC”) and information made available to the Company.

(11)
These securities are held in investment advisory accounts of Dimensional Fund Advisors, Inc. This information is based upon an amendment to Schedule 13G dated December 31,  2007, filed with the Securities and Exchange Commission (the “SEC”) and information made available to the Company.

(12)	The information is based upon a Schedule 13G filed with the SEC dated February 28, 2006, and information made available to the Company.

(13)	Includes 285,000 shares of Common Stock acquirable pursuant to options presently exercisable and 93,750 shares of Common Stock awarded under the Company’s Restricted Stock Plan.

Item 13. Certain Relationships and Related Transactions.

During Fiscal 2008, the Company paid approximately $705,000 of rental expenses in connection with the Company’s main headquarters, Flat Panel Display integration and centralized inventory distribution facility located in Hauppauge, New York, which was paid to Bemar Realty Company, the owner of such premises.  Bemar is a partnership consisting of Messrs. Joel Girsky and Charles Girsky, both of whom are executive officers, directors and principal shareholders of the Company.  The lease on the property, which is net of all expenses, including taxes, utilities, insurance, maintenance and repairs, was renewed in December 2003 and expires on December 31, 2013.  The Company believes the current rental rate for this facility is at its fair market value. During the fiscal years ended June 30, 2008 and 2007, the Company recorded sales of $105,557 and  $267,367, respectively, from a customer, Frequency Electronics, Inc. (“Frequency”).  Mr. Joel Girsky serves on the Board of Directors of Frequency and Mr. Meirs previously served as Vice President of Engineering and on the Board of Directors of Frequency.  See “Management” above.  Such sales transactions with Frequency are in the normal course of business.  Amounts included in accounts receivable from Frequency at June 30, 2008 and 2007 aggregate $4,924 and $15,832, respectively.

The son of Mr. Joel Girsky, Leslie Girsky, is employed by the Company as a regional vice-president of sales. His compensation for Fiscal 2008 was approximately $208,000.

Item 14.  Principal Accountant Fees and Services.

Grant Thornton LLP audited the Company’s financial statements annually from the fiscal year ended June 30, 1984 through the fiscal year ended June 30, 2007. Effective January 2, 2008 the Company dismissed Grant Thornton LLP and retained Eisner LLP to review the consolidated financial statements included in the Company’s 10-Q for quarters ended December 31, 2007 and March 31, 2008 and for the audit of its annual consolidated financial statements for fiscal year 2008.

Grant Thornton’s reports on the Company’s financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The Audit Committee of the Company’s Board of Directors recommended and approved the decision to change independent accountants. During the Company’s two most recent fiscal years and the subsequent interim period preceding the dismissal of Grant Thornton, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. During the Company’s two most recent fiscal years and the subsequent interim period preceding the dismissal of Grant Thornton, there have been no reportable events as set forth in paragraphs (a)(1)(v)(A) through (D) of Item 304 of Regulation S-K.

Audit Fees

The aggregate fees billed by Grant Thornton LLP for professional services for the audit of the Company’s annual consolidated financial statements for Fiscal 2007 and the review of the consolidated financial statements included in the Company’s Forms 10-Q for fiscal years 2008 and 2007 were $240,489 and $323,431, respectively.

The aggregate fees billed and estimated fees unbilled by Eisner LLP for professional services for the audit of the Company’s annual consolidated financial statements for Fiscal 2008 and the review of the consolidated financial statements included in the Company’s Forms 10-Q for Fiscal 2008 was $170,000.

Audit-Related Fees

The aggregate fees billed by Grant Thornton LLP for professional services related to the audit of the Company’s annual consolidated financial statements for Fiscal 2008 and 2007 were $15,976 and $2,720, respectively.

The aggregate fees billed by Eisner LLP for professional services related to the audit of the Company’s annual consolidated financial statements for Fiscal 2008 was $1,611.

Tax Fees

The aggregate fees billed by Grant Thornton LLP for tax services for the fiscal years 2008 and 2007 were $58,246 and $48,794, respectively.  These services consisted primarily of tax planning and assistance with the preparation of returns.

The aggregate estimated fees unbilled by Eisner LLP for tax services for the Fiscal 2008 was $55,000.

All Other Fees

There were no fees billed by Grant Thornton LLP or Eisner LLP for other services for the fiscal years 2008 and 2007.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(3)	See Exhibit Index on page 21 of this report for a list of the exhibits furnished as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 28, 2008
JACO ELECTRONICS, INC.

By:           /s/ Joel H. Girsky
Joel H. Girsky, Chairman, CEO, President and Treasurer (Principal Executive
Officer)

By:	/s/ Jeffrey D. Gash
Jeffrey D. Gash, Executive Vice President -
Finance, CFO and Secretary(Principal Financial and Accounting
Officer)

Exhibit No.                                Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.