Form 10-Q
period 2008-09-30
JACO ELECTRONICS INC
filed 2008-11-18
CIK 52971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549
FORM 10-Q

{X}           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

145 OSER AVENUE, HAUPPAUGE, NEW YORK 1178
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

Yes   X                      No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                        Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒
                                       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 13, 2008
Common Stock, $0.10 Par Value	6,294,332 (excluding 659,900 shares held as treasury stock)

FORM 10-Q                                                                                                                                                    September 30, 2008

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Derived from
ASSETS		Audited Statements)

Current Assets

Cash and cash equivalents	$ 25,649	$ 14,444
Accounts receivable - net	28,023,818	32,591,064
Inventories - net	33,195,394	34,602,641
Prepaid expenses and other	1,161,056	1,727,707

Total current assets	62,405,917	68,935,856

Property, plant and equipment - net	911,707	1,005,047

Goodwill	1,952,791	16,916,087

Other Assets	1,835,873	2,267,236

Total Assets	$67,106,288	$89,124,226

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                           September 30, 2008

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Derived from
LIABILITIES & SHAREHOLDERS' EQUITY		Audited Statements)

Current Liabilities

Accounts payable and accrued expenses	$29,596,449	$33,399,675
Current maturities of long-term debt and
capitalized lease obligations	28,273,479	31,409,953
Income taxes payable	-	13,769

Total current liabilities	57,869,928	64,823,397

Deferred compensation	1,212,490	1,200,001

Total liabilities	59,082,418	66,023,398

Commitments and Contngencies ( Notes 2,3,4,8 and 9)

SHAREHOLDERS' EQUITY

Preferred stock - authorized, 100,000 shares,
$10 par value; none issued	-	-
Common stock - authorized, 20,000,000 shares,
$.10 par value; 6,954,232 shares issued
and 6,294,332 shares outstanding	695,423	695,423
Additional paid-in capital	27,270,585	27,236,361
Accumulated Deficit	(17,627,572)	(2,516,390)
Treasury stock – 659,900 shares at cost	(2,314,566)	(2,314,566)

Total shareholders' equity	8,023,870	23,100,828

Total liabilities and shareholders' equity	$67,106,288	$89,124,226

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                     September 30, 2008

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2008	2007
Net sales	$47,816,236	$49,010,330

Cost of goods sold	39,340,881	40,989,562

Gross profit	8,475,355	8,020,768

Selling, general and administrative expenses	7,763,617	7,572,528
Impairment of goodwill and intangible assets	15,376,678	-

Operating (loss) profit	(14,664,940)	448,240

Interest expense	436,519	615,361

Loss before income taxes	(15,101,459)	(167,121)

Income tax provision	9,723	13,613

Net loss	$(15,111,182)	$(180,734)

PER SHARE INFORMATION

Basic and diluted loss per common share:	$(2.40)	$(0.03)

Weighted average common shares and common equivalent shares outstanding:

Basic and diluted	6,294,332	6,294,332

            See accompanying notes to condensed consolidated financial statements.

FORM 10-Q					September 30, 2008

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

			Additional			Total
	Common stock		paid-in	Accumulated	Treasury	shareholders'
	Shares	Amount	capital	deficit	stock	equity

Balance at July 1, 2008	6,954,232	$ 695,423	$ 27,236,361	$ (2,516,390)	$ (2,314,566)	$ 23,100,828

Stock - based compensation	-	-	34,224	-	-	34,224

Net loss	-	-	-	(15,111,182)	-	(15,111,182)

Balance at September 30, 2008	6,954,232	$ 695,423	$ 27,270,585	$ (17,627,572)	$ (2,314,566)	$ 8,023,870

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                           September 30, 2008

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)
	2008	2007
Cash flows from operating activities
Net loss	$(15,111,182)	$(180,734)

Adjustments to reconcile net loss to net
cash provided by operating activities
Impairment of goodwill and intangible assets	15,376,678	-
Depreciation and amortization	136,097	178,455
Deferred compensation	12,489	12,502
Stock-based compensation	34,224	28,727
Provision for doubtful accounts	374,697	406,385
Changes in operating assets and liabilities
Decrease in operating assets - net	6,141,672	11,207,564
(Decrease) in operating liabilities – net	(3,816,996)	(6,442,991)

Net cash provided by operating activities	3,147,679	5,209,908

Cash flows from investing activities
Capital expenditures	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities
Borrowings under line of credit	49,644,903	50,930,056
Repayments under line of credit	(52,766,773)	(56,061,822)
Principal payments under equipment financing	(14,604)	(12,535)

Net cash used in financing activities	(3,136,474)	(5,144,301)

Net increase in cash	11,205	65,607

Cash at beginning of period	14,444	15,713

Cash at end of period	$25,649	$81,320

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$437,000	$615,000
Income taxes	10,000	$28,000

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                                               September 30, 2008

JACO ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)   The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Jaco Electronics, Inc. and its subsidiaries (“Jaco” or the “Company”) at the end of and for all the periods presented.  Such financial statements do not include all the information or footnotes necessary for a complete presentation.  They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2008 and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2008.  The results of operations for the interim periods are not necessarily indicative of the results for the entire year or any interim period therein. There have been no changes to the Company’s significant accounting policies subsequent to June 30, 2008.

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

2)           As disclosed in a Form 8-K filed November 13, 2008, on November 7, 2008 the Company announced that it has entered into an Asset Purchase Agreement (the “Sale Agreement”) with WPG Americas, Inc. (“WPG Americas”). The Sale Agreement provides for the purchase by WPG Americas of certain assets used in the Company’s business of distributing passive and active electronic components and supporting technology products and services. The assets to be sold include certain inventory, machinery and equipment, furniture and fixtures, contracts, and fixed assets. The purchase price for the net assets will be based on their value on the date of closing and is subject to a post-closing adjustment. All proceeds of the proposed sale will be used to repay outstanding borrowings on the Company’s credit facility.

The Sale Agreement contains customary representations, warranties, covenants and conditions to closing, including approval of the transaction by the Company’s lender. Subject to certain conditions, the Sale Agreement may be terminated by either the Company or WPG Americas if the transactions contemplated therein have not been completed by December 1, 2008. There can be no assurance that the transactions contemplated by the Sale Agreement will be completed.

               As a result of the proposed acquisition of the net assets by WPG Americas, as disclosed above, the Company determined that the value of all of its goodwill and identifiable intangible assets related to this business, which were not acquired, had been impaired, the result of which was an impairment charge of approximately $15,377,000 as a non-cash charge to operating expenses.

Management believes that its plan for a focused sales and marketing effort in Flat Panel Displays (“FPD”) should improve results from operations and cash flows in the near term. Continued achievement of this plan, however, will be dependent upon the Company's ability to generate sufficient revenues, decrease operating costs and remain in compliance with the covenants contained in its credit agreement. As a result of the Sale Agreement, the Company’s credit agreement will require modification. The Company’s future operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company will be able to achieve these goals. The Company’s failure to achieve these goals or remain in compliance with the covenants contained in its credit agreement would have a material adverse effect upon its business, financial condition and results of operations.

As discussed further in Note 4, the Company maintains a revolving line of credit collateralized by substantially all the assets of the Company, which provides the Company with bank financing based upon eligible accounts receivable and inventory, as defined.  The credit facility has a maturity date of December

FORM 10-Q                                                                                                                                                       September 30, 2008

22, 2009. As of September 30, 2008, the Company was in compliance with all the covenants contained in its credit agreement, as discussed in Note 4.

(3)           On September 20, 2004, the Company completed the sale of substantially all of the assets of its contract manufacturing subsidiary, Nexus Custom Electronics, Inc. ("Nexus"), to Sagamore Holdings, Inc. (“Sagamore”) for consideration of up to $13,000,000, subject to closing adjustments, and the assumption of certain liabilities. As a result of the sale of Nexus, the Company no longer engages in contract manufacturing.

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

4)           To provide liquidity in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2006, the Company entered into a three-year credit agreement with CIT Group/Business Credit, Inc. (“CIT”), which provides for a $55,000,000 revolving line of credit. This credit facility has a maturity date of December 22, 2009. On January 23, 2007, CIT assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A. The credit facility as amended provided the Company with a supplemental loan (“Supplemental Loan”) of $3,000,000 at an interest rate equal to the three month LIBOR rate plus 5%. The Supplemental Loan is payable in seven quarterly installments commencing October 1, 2007. The Company has currently made all the required installment payments for this Supplemental Loan. In addition, mandatory prepayments are to be made based on (i) an amount equal to fifty percent of Excess Cash Flow, as defined in the agreement, and (ii) on net proceeds of Designated Inventory, as defined in the agreement.  Borrowings under the new credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the agreement, and are collateralized by substantially all of the assets of the Company.  At September 30, 2008, the outstanding balance on this revolving line of credit facility was $28,253,118 ($24,000,000 of which is borrowed under a 30-day LIBOR-based revolver and $1,500,000 under the Supplemental Loan) with an additional $3,461,732 available. At September 30, 2008, the Company had outstanding $2,900,000 of stand-by letters of credit on behalf of certain vendors.  The interest rate on the outstanding borrowings under the credit facility at September 30, 2008 was: 4.97% on the borrowings under the 30-day LIBOR-based revolver; 7.49% on the Supplemental Loan; and 6.0% (prime plus 1%) on the balance of the borrowings.

Under the credit agreement, as amended, the Company is required to comply with one financial covenant which stipulates that in the event the Company’s additional borrowing availability under the

FORM 10-Q                                                                                                                                                       September 30, 2008

revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter as calculated based on the most recently ended four fiscal quarters. As of September 30, 2008, the Company was in compliance with this financial covenant.

The credit agreement also provides for a limitation on capital expenditures of $500,000 for the Company’s 2009 fiscal year and for each remaining fiscal year in which the credit agreement is in effect. The credit agreement also contains other covenants and restrictions, including limitations on: the Company’s incurrence of additional indebtedness unrelated to the credit facility; its incurrence of liens; mergers, consolidations and sales of assets by the Company; investments, loans and acquisitions by the Company; and the Company’s ability to pay cash dividends.  In addition, the credit agreement includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility.  Accordingly, outstanding borrowings under the credit agreement are classified as a current liability.

              If the Company were to be in violation of the financial covenant or any other material provision contained in the credit agreement in the future and not able to obtain an amendment or waiver with respect to such noncompliance, the lenders under the credit facility could declare the Company to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/or limit the Company’s ability to borrow additional amounts under the facility. If the Company did not have sufficient available cash to pay all such amounts that became due and payable, it would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on the Company’s business, results of operations and financial condition. The Company will require a waiver or amendment of its credit agreement in order to complete the Sale Agreement.

5)           The Company is one of several plaintiffs alleging price fixing claims in violation of federal and state antitrust laws against a number of component manufacturers in the random access memory semiconductor market. The parties have agreed to settle such claims with some of the defendants and, in connection with such settlements, the Company has recorded $200,000 and $391,000 as a reduction of selling, general and administrative expenses on its consolidated statement of operations for the three months ended September 30, 2008 and 2007, respectively and a receivable included in other current assets on its balance sheet of $200,000 as at September 30, 2008.

6)           In October 2000, the Board of Directors approved the adoption of the “2000 Stock Option Plan,” hereinafter referred to as the “2000 Plan.”  The 2000 Plan, as amended, provides for the grant of up to 1,200,000 incentive stock options (“ISOs”) and nonqualified stock options (“NQSOs”) to employees, officers, directors, consultants and advisers of the Company.  The Board of Directors or Compensation Committee is responsible for the granting and pricing of these options.  Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant.  In the case of ISOs granted to shareholders owning more than 10% of the Company’s voting securities, the exercise price shall be no less than 110% of the fair market value of the Company’s common stock on the date of grant.  All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option.  Under the 2000 Plan, 1,200,000 shares of the Company’s common stock are reserved, of which 689,750 are outstanding and 466,875 are exercisable at September 30, 2008.

There were no stock options or other share-based awards granted during the three months ended September 30, 2008 or 2007.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing formula and a single option award approach. The fair value is then amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Compensation expense recognized in the accompanying condensed consolidated statement of operations was $34,224 and $28,727 for the three months ended September 30, 2008 and 2007, respectively.  At September 30, 2008, there was $321,311of unamortized compensation expense related to stock options. The Company expects to recognize such expense over a remaining period of approximately

FORM 10-Q                                                                                                                                                       September 30, 2008

three years (weighted average of approximately three years), which represents the remaining requisite service period for such awards.

Summary of Stock Option Activity

A summary of the status and activity related to outstanding options granted to employees, directors and officers for the three months ended September 30, 2008 is summarized as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (months)

Options outstanding at June 30, 2008	689,750	$4.41
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding at September 30, 2008	689,750	$4.41	65
Options exercisable at September 30, 2008	466,875	$5.16	52

Nonvested Stock Options:
Nonvested at June 30, 2008	222,875	$2.86
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at September 30, 2008	222,875	$2.86

The aggregate intrinsic value of outstanding and exercisable options at September 30, 2008 and 2007 was $0 and $0, respectively.

7)           The number of shares used in the Company’s basic and diluted earnings (loss) per share computations is as follows:

	Three Months Ended
	September 30,
	2008	2007
Weighted average common shares outstanding net of treasury shares, for basic earnings per share	6,294,332	6,294,332

Effect of dilutive securities	-	-

Weighted average common shares outstanding for diluted earnings per share	6,294,332	6,294,332

        Stock options totaling 689,750 and 624,250, for the three months ended September 30, 2008 and 2007, respectively, were not included in the net loss per common share calculation because their inclusion would have been antidilutive.

8)           The Company is a party to various legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company’s business, results of operations or financial position.

FORM 10-Q                                                                                                                                                       September 30, 2008

9)           During the three months ended September 30, 2008 and 2007, the Company recorded sales of $10,324 and $58,250, respectively, from a customer, Frequency Electronics, Inc. (“Frequency”). The Company’s Chairman of the Board of Directors and President serves on the Board of Directors of Frequency. Such sales transactions with Frequency are in the normal course of business. Amounts included in accounts receivable from Frequency at September 30, 2008 and June 30, 2008 aggregate  $5,108 and $4,924, respectively.

The Company leases office and warehouse facilities from a partnership owned by two officers and directors of the Company. The lease expires in December 2013. During the three months ended September 30, 2008 and 2007, rent paid to this partnership was $178,933 and $173,644, respectively.

The son-in-law of the Company’s Chairman and President is a partner of a law firm, which provides legal services on behalf of the Company. Fees paid to such firm were $62,802 and $59,482 for the three months ended September 30, 2008 and 2007, respectively.

10)           Electronic components distribution sales include exports made principally to customers located in Western   Europe, Canada, Mexico, and the Far East.  For the three months ended September 30, 2008 and 2007, export sales amounted to approximately $8,600,000 and $13,400,000, respectively. Information pertaining to the Company's operations in individual geographic areas for the three months ended September 30, 2008 and 2007 is not considered material to the financial statements. The Company’s operations and assets are principally in the United States.

 The following table provides information regarding approximate product sales to external customers:

	Three Months Ended
	March 31,
	2008	2007
Semiconductors	$15,712,000	$20,384,000
Flat Panel Displays	22,254,000	15,258,000
Passive Components	6,929,000	9,333,000
Electromechanical Devices	2,921,000	4,035,000

	$47,816,000	$49,010,000

11)              The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no examinations underway. The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal tax years ending prior to June 30, 2005. (Certain state authorities may subject the Company to examination up to the period ending June 30, 2004.) The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.

12)              In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2,“Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

FORM 10-Q                                                                                                                                                   September 30, 2008

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“SFAS No. 159,”).  This standard amends SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities”, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for fiscal years beginning after December 15, 2008, these statements revise and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The adoption of these statements will change the Company’s accounting treatment for business combinations on a prospective basis.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company will be assessing the potential effect of FSP FAS 142-3 if applicable, if it enters into a business combination.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                The following discussion contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events.  When used in this report and in other written or oral statements made by us from time to time, forward-looking statements include, without limitation, statements regarding our financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar language.  Although we believe that the expectations in these forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which are subject to change and/or beyond our control that could cause our actual results and the timing of certain events to differ materially from those

FORM 10-Q                                                                                                                                                   September 30, 2008

expressed in the forward-looking statements. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by us of results that actually will be achieved. For a discussion of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as amended, and our other reports and documents filed with the Securities and Exchange Commission.

GENERAL

Jaco has been a distributor of active and passive electronic components to industrial original equipment manufacturers (“OEMs”) that are used in the manufacture and assembly of electronic products in such industries as telecommunications, medical devices, computers and office equipment, military/aerospace, and automotive and consumer electronics. Products distributed by the Company included semiconductors, flat panel displays, capacitors, resistors, electromechanical devices and power supplies.  Due to the ongoing shift of manufacturing to the Far East, the Company modified its business model to pursue the business available in the United States, increase its support of global contract manufacturers that require its value-added services and logistics programs, and aggressively promote its flat panel display, or FPD, product offerings, which have experienced significant growth in recent quarters and which the Company believes have potential for growth in the future, through its FPD in-house integration center. This in-house integration center allows us to provide optimized and efficient design solutions, optical enhancements and touch screen integrations, as well as to manufacture of FPD subassemblies and complete displays for commercial, industrial and military applications. As a result of the proposed Sale Agreement the Company will focus all of its operations and resources on FPD.

Critical Accounting Policies and Estimates

We have disclosed in Note 1 to our consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 those accounting policies that we consider to be significant in determining our results of operations and financial position.  There have been no material changes to the critical accounting policies previously identified and described in our 2008 Form 10-K.  The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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

New Accounting Standards

In, September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2,“Effective Date of

FORM 10-Q                                                                                                                                                       September 30, 2008

FASB Statement No. 157” which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“SFAS No. 159,”). This standard amends SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities”, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

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

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company will be assessing the potential effect of FSP FAS 142-3 if applicable, if it enters into a business combination.

FORM 10-Q                                                                                                                                                           September 30, 2008

Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:

	Three Months Ended September 30,
	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold	82.3	83.6
Gross profit	17.7	16.4
Selling, general and administrative expenses	16.2	15.5
Impairment of goodwill and intangible assets	32.2	-
Operating (loss) profit	(30.7)	.9
Interest expense	0.9	1.3
Loss before income taxes	(31.6)	(0.4)
Income tax provision	0.0	0.0
Net loss	(31.6)%	(0.4)%

Comparison of the three months Ended September 30, 2008 and September 30, 2007

Net sales for the three months ended September 30, 2008 were $47.8 million compared to $49.0 million for the three months ended September 30, 2007, a $1.2 million, or 2.4% decrease. Our logistics business, which supports global contract manufacturers primarily in the Far East, and which is part of our semiconductor sales, decreased from approximately $11.3 million for the three months ended September 30, 2007 to $6.4 million for the three months ended September 30, 2008. Sales to these global contract manufacturers are subject to our ability to provide products they require at competitive prices. Also, without direct operations in the Far East we have been unable to expand our customer base.  Our business in the United States has been impacted by the general economic downturn.  As a result, on November 7, 2008 we announced that we have made a strategic decision to exit the component distribution business and signed a definitive agreement, subject to certain closing conditions, to sell this portion of our business to WPG Americas. Upon the completion of this transaction we will only sell our FPD product.

For the three months ended September 30, 2008, our FPD net sales, including our integration center were $22.3 million. This represents approximately a 45.8% increase compared to $15.3 million for the three months ended September 30, 2007. Our net sales for the current three months were positively impacted by a large order we shipped for optical scan voting systems. We sell FPD’s as a component and we sell FPD product as a value-added offering through our in-house integration center. We provide design capabilities and a “full-solution” capability enabling us to offer our customers an expanded range of services to integrate FPD product into their applications. We market our FPD capabilities to a broad range of business segments such as electronic kiosk, the fast food industry, digital signage, the gaming industry, financial institutions, medical applications, military, and electronic voting machines. We believe that by focusing solely on FPD product gives the Company the best potential for future growth.

Semiconductors represented approximately 32.9% of net sales for the three months ended September 30, 2008 compared to 41.6% for the comparable period last fiscal year. The decrease in net sales of semiconductors to our global contract manufactures of approximately $4.9 million, as previously mentioned, was offset by an approximate increase of $0.2 million in other semiconductor sales from $9.1 million in the September 30, 2007 period to $9.3 million in the Septemebr 30, 2008 period.

FORM 10-Q                                                                                                                                                       September 30, 2008

Passive components, which are primarily commodity product such as capacitors and resistors, represented approximately 14.5% of our net sales for the three months ended September 30, 2008 compared to 19.0% for the comparable period last fiscal year.  Our passive component business is impacted by the downturn in electronic component business in the United States.

Electromechanical products, such as power supplies, relays, and printer heads represented approximately 6.1% of our net sales for the three months ended September 30, 2008 compared to 8.2% for the comparable period last fiscal year.  Our Electromechanical product business is impacted by the downturn in electronic component business in the United States.

Gross profit was $8.5 million, or 17.7% of net sales for the three months ended September 30, 2008 compared to $8.0 million, or 16.4% for the three months ended September 30, 2007. The increase is due to the change in our product mix, primarily an increase in sales of FPD, which historically has a higher gross margin percentage as compared to a decrease in our logistics business, which historically has a lower gross margin percentage.   Management considers gross profit margin to be a key performance indicator in managing our business. Any future changes in demand for product could affect our gross profit margin. In addition, demand and pricing for our products have been, and in the future may continue to be, affected by industry-wide trends and events beyond our control.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2008 were $7.8 million, or 16.2% of net sales, compared to $7.6 million, or 15.5% of net sales, for the three months ended September 30, 2007. This represents a 2.5% increase.  We continue to review all expenses and eliminate any that we believe will not negatively impact sales. Upon completion of the WPG transaction, our SG&A will be greatly reduced.  We will maintain those expenses that are required to support our FPD product.

As a result of the proposed acquisition of the net assets by WPG Americas of the Company’s passive and active electronic components business, the Company determined that the value of all of its goodwill and identifiable intangible assets related to this business had been impaired, the result of which was an impairment charge of approximately $15,377,000 as a non-cash charge to operating expenses.

Operating loss for the three months ended September 30, 2008 was $14.7 million compared to an operating profit of $ 0.5 million for the three months ended September 30, 2007. As a result of the anticipated transaction and resulting discontinuing of sales of electronic components, the Company recorded a non-cash charge as a result of its impairment to goodwill of $15.4 million.

Interest expense for the three months ended September 30, 2008 was $ 0.4 million compared to $0.6 million for the three months ended September 30, 2007. This represents a 29.0 % decrease. The decrease is primarily attributable to the reduction in borrowing rates.  Recent reductions in federal lending rates will favorably impact interest expense for the foreseeable future. Fluctuations in our borrowings under our credit facility would impact interest expense for future periods.

Net loss for the three months ended September 30, 2008 was $15.1 million, or $2.40 per diluted share and $0.2 million, or $0.03 per diluted share for the three months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

To provide liquidity in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2006, the Company entered into a three-year credit agreement with CIT Group/Business Credit, Inc. (“CIT”), which provides for a $55,000,000 revolving line of credit. This credit facility has a maturity date of December 22, 2009. On January 23, 2007, CIT assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A. The credit facility as amended provided the Company with a supplemental loan (“Supplemental Loan”) of $3,000,000 at an interest rate equal to the three month LIBOR rate plus 5%. The Supplemental Loan is payable in seven quarterly installments commencing October 1, 2007. The Company has currently made all the required installment payments for this Supplemental Loan. In addition, mandatory prepayments are to be made based on (i) an amount equal to fifty percent of Excess Cash Flow, as defined in the agreement, and (ii) on net proceeds of Designated Inventory, as defined in the agreement.  Borrowings under the new

FORM 10-Q                                                                                                                                                       September 30, 2008

credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the agreement, and are collateralized by substantially all of the assets of the Company.  At September 30, 2008, the outstanding balance on this revolving line of credit facility was $28,253,118 ($24,000,000 of which is borrowed under a 30-day LIBOR-based revolver and $1,500,000 under the Supplemental Loan) with an additional $3,461,732 available. At September 30, 2008, the Company had outstanding $2,900,000 of stand-by letters of credit on behalf of certain vendors.  The interest rate on the outstanding borrowings under the credit facility at September 30, 2008 was: 4.97% on the borrowings under the 30-day LIBOR-based revolver; 7.49% on the Supplemental Loan; and 6.0% (prime plus 1%) on the balance of the borrowings.

Under the credit agreement, as amended, the Company is required to comply with one financial covenant which stipulates that in the event the Company’s additional borrowing availability under the revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter as calculated based on the most recently ended four fiscal quarters.  As of September 30, 2008, the Company was in compliance with this financial covenant.

At September 30, 2008, the Company had cash of approximately $26,000 and working capital of approximately $4,536,000, as compared to cash of approximately $14,000 and working capital of approximately $4,112,000 at June 30, 2008.  As described above, our credit agreement requires our cash generated from operations to be applied directly to the prepayment of indebtedness under our credit facility.

              As a result of the Company’s intended sale of assets, as disclosed in Note 2, the Company will need to obtain a waiver or amendment of its credit agreement and may pay upfront costs and commitment fees associated with its credit agreement. In addition, the borrowing limits under the Company’s credit facility will be adjusted based on the reduced amounts of assets after the proposed sale.

              For the three months ended September 30, 2008, our net cash provided by operating activities was approximately $3.1 million as compared to $5.2 million for the three months ended September 30, 2007. The decrease in net cash provided by operating activities is primarily attributable to a reduction from year- end amounts of our accounts receivable and inventory.  Net cash used by financing activities was approximately $3.1 million for the three months ended September 30, 2008 as compared to $5.1 million for the three months ended September 30, 2007. The decrease in net cash used is primarily attributable to the decrease in repayments under our credit facility of approximately $3.3 million for the three months ended September 30, 2008 partially offset by a smaller increase in net borrowings during the same period of time.

For the three months ended September 30, 2008 and 2007, our inventory turnover was 4.8 times and 5.8 times, respectively. The average days outstanding of our accounts receivable at September 30, 2008 were 58 days, as compared to 59 days at September 30, 2007. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.

As previously disclosed, based upon the anticipated sale of the net assets of our components business, and our proposed business plan for the FPD business, including no anticipated material capital expenditures, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months.  However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control cost, and remaining in compliance with the covenants contained in the credit agreement. In the past, when necessary, we have been able to obtain waivers and/or amendments from our lenders to satisfy any noncompliance with financial covenants contained in our credit agreement. While we cannot assure that any such waivers and/or amendments, if needed, will be available in the future, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources.  In the event that in the future we are unable to obtain such a waiver and/or amendment of our non-compliance with our financial covenants, the lenders under our credit facility could declare us to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/ or limit the Company’s ability to borrow additional amounts under the facility. If we did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

FORM 10-Q                                                                                                                                                           September 30, 2008

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at September 30, 2008.

	Total	< 1 Year	1 to 3 Years	3 to 5 Years	> 5 Years

Bank Debt	$28,253,118	$28,253,118
Capital Lease	20,361	20,361
Operating Lease	5,230,980	1,233,579	2,855,892	1,141,509	-
Total	$33,504,459	$29,507,058	$2,855,892	$1,141,509

Inflation and Seasonality

Inflation and seasonality have not had a significant impact on our operations during the last three fiscal years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at a variable rate dependent upon either the prime rate, federal funds rate or the LIBOR rate (“rates”).  At October 31, 2008, $29.6 million was outstanding under the credit facility. Changes in any of the rates during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the rate will increase or decrease our interest expense under the credit facility by approximately $0.3 million based on the amount of outstanding borrowings at October 31, 2008. The impact of interest rate fluctuations on our other floating rate debt is not material.

Item 4. Controls and Procedures.

An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008.  Based upon that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the proposed Sale Agreement, the Company is evaluating if it may have changes in its internal controls.

FORM 10-Q                                                                                                                                                           September 30, 2008

PART II – OTHER INFORMATION

Item 1.               Legal Proceedings

For information related to legal proceedings, see Note 3 and Note 8 of the Notes to Consolidated Financial Statements presented in Part 1, Item 1 of this report on Form 10-Q.

Item 1A.            Risk Factors

              See “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2008.

Item 5.               Other Information.

As a result of the proposed acquisition of the net assets by WPG Americas of the Company’s passive and active electronic components business, the Company determined that the value of all of its goodwill and identifiable intangible assets related to this business had been impaired, the result of which was an impairment charge of approximately $15,377,000 as a non-cash charge to operating expenses.

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

November 18, 2008
JACO ELECTRONICS, INC.
(Registrant)

BY:  /s/ Jeffrey D. Gash
Jeffrey D. Gash, Executive Vice President,Finance and Secretary
(Principal Financial Officer)