Form 10-Q
period 2008-12-31
JACO ELECTRONICS INC
filed 2009-02-20
CIK 52971

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549
                           FORM 10-Q

{X}           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at February 13, 2009
Common Stock, $0.10 Par Value	6,294,332 (excluding 659,900 shares held as treasury stock)

FORM 10-Q                                                                                                                                               December 31, 2008

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(UNAUDITED)	(DERIVED FROM AUDITED STATEMENTS – NOTE 2)
ASSETS

Current Assets

Cash and cash equivalents	$40,151	$14,444
Accounts receivable - net	22,556,648	32,591,064
Inventories - net	10,206,494	17,702,321
Prepaid expenses and other	1,319,749	1,727,707
Current assets of discontinued operations	15,265,706	16,900,320

Total current assets	49,388,748	68,935,856

Property, plant and equipment – net	1,019,030	1,005,047

Goodwill	1,952,791	3,052,791

Other assets	1,470,993	1,944,407

Non-current assets of discontinued operations	80,447	14,186,125

Total assets	$53,912,009	$89,124,226

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                         December 31, 2008

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(UNAUDITED)	(DERIVED FROM AUDITED STATEMENTS – NOTE 2)
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities

Accounts payable and accrued expenses	$13,641,130	$23,901,278
Current maturities of long-term debt and
capitalized lease obligations	23,839,868	31,409,953
Income taxes payable	3,356	13,769
Current liabilities of discontinued operations	9,580,624	9,498,397

Total current liabilities	47,064,978	64,823,397

Deferred compensation	1,224,979	1,200,001

Total liabilities	48,289,957	66,203,398

Commitments and Contingencies (Notes 2,3,4,8 and 9)

SHAREHOLDERS' EQUITY

Preferred stock - authorized, 100,000 shares,		-
$10 par value; none issued
Common stock – authorized, 20,000,000 shares,
$.10 par value; 6,954,232 shares issued
and 6,294,332 shares outstanding	695,423	695,423
Additional paid-in capital	27,304,809	27,236,361
Accumulated Deficit	(20,063,614)	(2,516,390)
Treasury stock – 659,900 shares at cost	(2,314,566)	(2,314,566)

Total shareholders' equity	5,622,052	23,100,828

Total liabilities and shareholders’ equity	$53,912,009	$89,124,226

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                                       December 31, 2008

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(UNAUDITED)

	2008	2007

Net sales	$13,867,332	$18,755,689
Cost of goods sold	11,712,854	15,262,029

Gross profit	2,154,478	3,493,660

Selling, general and administrative expenses	2,801,785	2,418,799

Operating (loss) profit	(647,307)	1,074,861

Interest expense	375,585	540,288

(Loss) earnings from continuing operations before income taxes	(1,022,892)	534,573

Income tax provision	9,555	12,276

(Loss) earnings from continuing operations	(1,032,447)	522,297

Loss from discontinued operations	(1,403,595)	(483,081)

Net (loss) income	$(2,436,042)	$39,216

PER SHARE INFORMATION

Basic and diluted loss per common share:

(Loss) earnings from continuing operations	$(0.17)	$0.08
Loss from discontinued operations	(0.22)	(0.07)

Net (loss) income	$(0.39)	$0.01

Weighted-average common shares and common
equivalent shares outstanding:

Basic and diluted	6,294,332	6,294,332

            See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                                       December 31, 2008

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(UNAUDITED)

	2008	2007

Net sales	$36,114,568	$34,010,018
Cost of goods sold	29,796,368	27,649,202

Gross profit	6,318,200	6,360,816

Selling, general and administrative expenses	5,529,994	4,675,651
Impairment of goodwill and intangible assets	1,271,000	-

Operating (loss) profit	(482,794)	1,685,165

Interest expense	812,104	1,155,649

Loss from continuing operations before income taxes	(1,294,898)	529,516

Income tax provision	19,278	25,889

(Loss) earnings from continuing operations	(1,314,176)	503,627

Loss from discontinued operations	(16,233,048)	(645,146)

Net loss	$(17,547,224)	$(141,519)

PER SHARE INFORMATION

Basic and diluted loss per common share:

(Loss) earnings from continuing operations	$(.21)	$.08
Loss from discontinued operations	(2.58)	(0.10)

Net loss	$(2.79)	$(0.02)

Weighted-average common shares and common
equivalent shares outstanding:

Basic and diluted	6,294,332	6,294,332

            See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                            December 31, 2008

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(UNAUDITED)

	2008	2007
Cash flows from operating activities
Net loss	$(17,547,224)	$(141,519)
Net loss from discontinued operation	(16,233,048)	(645,146)
Net (loss) earnings from continuing operations	(1,314,176)	503,627

Adjustments to reconcile net (loss) earnings from
continuing operations to net cash provided by operating activities
Impairment of goodwill and intangible assets	1,271,000	-
Depreciation and amortization	249,890	354,645
Deferred compensation	24,978	25,003
Stock-based compensation	68,448	57,455
Provision for doubtful accounts	419,675	373,943
Changes in operating assets and liabilities
Decrease in operating assets - net	17,557 067	2,548,315
(Decrease) increase in operating liabilities – net	(10,270,561)	1,281,946
Net Cash (used in) provided by discounted operations	(410,529)	1,977,986

Net cash provided by operating activities	7,595,792	7,122,920

Cash flows from investing activities
Capital expenditures	-	(33,914)

Net cash used in investing activities	-	(33,914)

Cash flows from financing activities
Borrowings under line of credit	86,986,314	98,595,692
Repayments under line of credit	(94,526,621)	(105,655,041)
Principal payments under equipment financing	(29,778)	(25,558)

Net cash used in financing activities	(7,570,085)	(7,084,907)

Net increase in cash	25,707	4,099

Cash at beginning of period	14,444	15,713

Cash at end of period	$40,151	$19,812
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$812,000	$1,156,000
Income taxes	$19,000	$28,000

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                                                    December 31, 2008

JACO ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)   The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Jaco Electronics, Inc. and its subsidiaries (“Jaco” or the “Company”) at the end of and for all the periods presented.  Such financial statements do not include all the information or footnotes necessary for a complete presentation.  Information with respect to the Company’s Discontinued Operations described in footnote 2 below is presented separately in the financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2008 and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2008.  The results of operations for the interim periods are not necessarily indicative of the results for the entire year or any interim period therein. There have been no changes to the Company’s significant accounting policies subsequent to June 30, 2008.

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

2)           On November 7, 2008 the Company announced that it had entered into an Asset Purchase Agreement (the “Sale Agreement”) with WPG Americas, Inc. (“WPG Americas”) and on January 7, 2009 the transaction was completed. Pursuant to the Sale Agreement, WPG Americas purchased certain assets used in the Company’s business of distributing passive and active electronic components and supporting technology products and services (“Discontinued Operations”). The assets sold included certain inventory, machinery and equipment, furniture and fixtures and contracts. The purchase price for the net assets was based on their value on the date of closing and is subject to a post-closing adjustment. At the closing, WPG Americas paid the Company $6,500,000 in cash and assumed approximately $9,366,000 of accounts payable. All proceeds of the proposed sale were used to repay outstanding borrowings on the Company’s credit facility.

The Sale Agreement contains customary representations, warranties, covenants and conditions to closing. The Sale Agreement also contains a Transition Services Agreement, which provides for periodic payments by WPG Americas to the Company for use of, among other items, some of the Company’s employees and a portion of its corporate office and warehouse. The Company is required to fund a $1,000,000 escrow account for certain potential obligations with respect to the purchased inventory, which will be funded during March 2009.

In the three months ending September 30, 2008, as a result of the pending acquisition of the net assets by WPG Americas, the Company determined that the value of all of its goodwill and identifiable intangible assets related to this business, which were not to be acquired, had been impaired, the result of which was an impairment charge of approximately $14,106,000 as a non-cash charge to operating expenses. In addition, the Company has restated its balance sheet as it relates to assets and liabilities and its results of operations of its Discontinued Operations as follows:

FORM 10-Q                                                                                                                                                           December 31, 2008

	December 31, 2008	June 30, 2008
Current assets of discontinued operations:
Inventory	$15,265,706	$16,900,320
Non-current assets of discontinued operations:
Other Assets and intangible assets	$80,447	$322,829
Goodwill	-	13,863,296

	$80,447	$14,186,125

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	$9,580,624	$9,498,397

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Sales from discontinued operations	$20,767,000	$30,652,000	$46,336,000	$64,408,000
Cost of sales of discontinued operations	17,639,829	26,081,493	38,897,196	54,683,881
Gross profit of discontinued operations	3,127,171	4,570,507	7,438,804	9,724,119
SG & A of discontinued operations	4,530,766	5,053,588	9,566,174	10,369,265
Impairment of Goodwill and intangible assets	-	-	14,105,678	-
Loss from discontinued operations	$(1,403,595)	$(483,081)	$(16,233,048)	$(645,146)

Management believes that its plan for a focused sales and marketing effort in Flat Panel Displays (“FPD”) should improve results from operations and cash flows in the near term. Continued achievement of this plan, however, will be dependent upon the Company's ability to generate sufficient revenues, decrease operating costs and remain in compliance with the covenants contained in its credit agreement. As a result of the Sale Agreement, the Company’s credit agreement was amended on January 7, 2009. As part of the amendment, the Company paid a fee of $100,000. The Company’s future operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company will be able to achieve these goals. The Company’s failure to achieve these goals or remain in compliance with the covenants contained in its credit agreement would have a material adverse effect upon its business, financial condition and results of operations.

As discussed further in Note 4, the Company maintains a revolving line of credit collateralized by substantially all the assets of the Company, which provides the Company with bank financing based upon eligible accounts receivable and inventory, as defined.  The credit facility has a maturity date of December 22, 2009. As of December 31, 2008, the Company was in violation of the financial covenant contained in its credit agreement, as discussed in Note 4. On February 18, 2009, the Company received a waiver of such noncompliance from its lenders for the quarter ended December 31, 2008. As part of the waiver, the Company is required to pay a fee of $25,000. In conjunction with the Sale Agreement, as of January 7, 2009, this covenant was modified for future periods.

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

FORM 10-Q                                                                                                                                                               December 31, 2008

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

4)           To provide liquidity in funding its operations, the Company borrows under credit facilities and other external sources of financing. On December 22, 2006, the Company entered into a three-year credit agreement with CIT Group/Business Credit, Inc. (“CIT”), which provides for a $55,000,000 revolving line of credit. This credit facility has a maturity date of December 22, 2009. On January 23, 2007, CIT assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A. The credit facility as amended includes a supplemental loan (“Supplemental Loan”) of $3,000,000 at an interest rate equal to the three month LIBOR rate plus 5%. The Supplemental Loan is payable in seven quarterly installments commencing October 1, 2007. The Company has currently made all the required installment payments for this Supplemental Loan. In addition, mandatory prepayments are to be made based on (i) an amount equal to fifty percent of Excess Cash Flow, as defined in the agreement, and (ii) on net proceeds of Designated Inventory, as defined in the agreement.  On January 7, 2009, as a result of the closing on the sale agreement with WPG Americas, as disclosed above, the credit facility was further amended whereby the maximum amount of the revolving line of credit was reduced to $25,000,000 and the interest rate on borrowings was increased. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the agreement, and are collateralized by substantially all of the assets of the Company. At December 31, 2008, the outstanding balance on this revolving line of credit facility was $23,834,680 ($15,000,000 of which is borrowed under a 30-day LIBOR-based revolver, $1,000,000 under the Supplemental Loan and the balance under the prime loan). There was an additional $3,341,128 available at December 31, 2008. At January 31, 2009 the outstanding balance and amount available on this revolving line of credit was approximately $13,400,000 and $728,000, respectively. At December 31, 2008, the Company had outstanding $2,900,000 of stand-by letters of credit on behalf of certain vendors, of which $2,400,000 were released as a result of the Sale Agreement. The interest rate on the outstanding borrowings under the credit facility at December 31, 2008 was: 3.93% on the borrowings under the 30-day LIBOR-based revolver; 6.43% on the Supplemental Loan; and 4.25% (prime plus 1%) on the balance of the borrowings.

Under the credit agreement the Company is required to comply with one financial covenant which stipulates that in the event the Company’s additional borrowing availability under the revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter as calculated based on the most recently ended four fiscal quarters.  As of December 31, 2008, the Company was in violation of the financial covenant contained in its credit agreement. On February 18, 2009, the Company received a waiver of such noncompliance from its lenders for the quarter ended December 31, 2008. Included in the waiver are provisions that the Company will provide updated projections and obtain an appraisal on its inventory. As part of the waiver, the Company is required to pay a fee of $25,000. In conjunction with the Sale Agreement, as of January 7, 2009, this covenant was modified for future periods.

FORM 10-Q                                                                                                                                                               December 31, 2008

The credit agreement also provides for a limitation on capital expenditures of $500,000 for the Company’s 2009 fiscal year and for each remaining fiscal year in which the credit agreement is in effect. The credit agreement also contains other covenants and restrictions, including limitations on: the Company’s incurrence of additional indebtedness unrelated to the credit facility; its incurrence of liens; mergers, consolidations and sales of assets by the Company; investments, loans and acquisitions by the Company and the Company’s ability to pay cash dividends.  In addition, the credit agreement includes a subjective acceleration clause and requires the deposit of customer receipts to be directed to a blocked account and applied directly to the repayment of indebtedness outstanding under the credit facility.  Accordingly, outstanding borrowings under the credit agreement are classified as a current liability.

If the Company were to be in violation of the financial covenant or any other material provision contained in the credit agreement in the future and not able to obtain an amendment or waiver with respect to such noncompliance, the lenders under the credit facility could declare the Company to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/or limit the Company’s ability to borrow additional amounts under the facility. If the Company did not have sufficient available cash to pay all such amounts that became due and payable, it would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, the Company will be required to extend or refinance its credit facility by December 22, 2009. If we are unable to do so or if we did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

5)           The Company is one of several plaintiffs alleging price fixing claims in violation of federal and state antitrust laws against a number of component manufacturers in the random access memory semiconductor market. The parties have agreed to settle such claims with some of the defendants and, in connection with such settlements, the Company has recorded $0 and $200,000 for the three and six months ended December 31, 2008, respectively, as compared to $89,000 and $480,000 for the three and six months ended December 31, 2007, respectively, as a reduction of selling, general and administrative expenses on its consolidated statement of operations.

6)           In October 2000, the Board of Directors approved the adoption of the “2000 Stock Option Plan,” hereinafter referred to as the “2000 Plan.”  The 2000 Plan, as amended, provides for the grant of up to 1,200,000 incentive stock options (“ISOs”) and nonqualified stock options (“NQSOs”) to employees, officers, directors, consultants and advisers of the Company.  The Board of Directors or Compensation Committee is responsible for the granting and pricing of these options.  Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant.  In the case of ISOs granted to shareholders owning more than 10% of the Company’s voting securities, the exercise price shall be no less than 110% of the fair market value of the Company’s common stock on the date of grant.  All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option.  Under the 2000 Plan, 1,200,000 shares of the Company’s common stock are reserved, of which 662,750 are outstanding and 509,125 are exercisable at December 31, 2008.

There were no stock options or other share-based awards granted during the three and six months ended December 31, 2008 as compared to 87,500, which were granted during the three and six months ended December 31, 2007.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing formula and a single option award approach. The fair value is then amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Compensation expense recognized in the accompanying condensed consolidated statement of operations was $68,448 and $57,455 for the six months ended December 31, 2008 and 2007, respectively, and $34,224 and $28,728 for the three months ended December 31, 2008 and 2007, respectively.  At December 31, 2008, there was an aggregate of $275,311 of unamortized compensation expense related to stock options which will be recognized as an expense over a remaining period of approximately three years (weighted average of approximately three years), which represents the remaining requisite service period for such awards.

FORM 10-Q                                                                                                                                                               December 31, 2008

Summary of Stock Option Activity

A summary of the status and activity related to outstanding options granted to employees, directors and officers for the three months ended December 31, 2008 is summarized as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (months)

Options outstanding at June 30, 2008	689,750	$4.41
Granted	-	-
Exercised	-	-
Forfeited	(27,000)	5.93

Options outstanding at December 31, 2008	662,750	$4.35	62
Options exercisable at December 31, 2008	509,125	$4.82	51

Nonvested Stock Options:
Nonvested at June 30, 2008	222,875	$2.86
Granted	-	-
Vested	(62,125)	2.91
Forfeited	(7,125)	3.49

Nonvested at December 31, 2008	153,625	$2.81

The aggregate intrinsic value of outstanding and exercisable options at December 31, 2008 and 2007 was $0 and $0, respectively.

7)           The number of shares used in the Company’s basic and diluted earnings (loss) per share computations is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Weighted average common shares outstanding net of treasury shares, for basic earnings per share	6,294,332	6,294,332	6,294,332	6,294,332

Effect of dilutive securities	-	-	-	-

Weighted average common shares outstanding for diluted earnings per share	6,294,332	6,294,332	6,294,332	6,294,332

      Stock options totaling 662,750 for the three and six months ended December 31, 2008 and 711,250 for the three and six months ended December 31, 2007 were not included in the net loss per common share calculation because their inclusion would have been antidilutive.

8)           The Company is a party to various legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company’s business, results of operations or financial position.

FORM 10-Q                                                                                                                                                               December 31, 2008

9)           During the three and six months ended December 31, 2008, the Company recorded sales of $8,083 and $18,407, respectively, compared to $17,835 and $76,085 for the three and six months ended December 31, 2007, respectively, from a customer, Frequency Electronics, Inc. (“Frequency”). The Company’s Chairman of the Board of Directors and President serves on the Board of Directors of Frequency. Such sales transactions with Frequency are in the normal course of business. Amounts included in accounts receivable from Frequency at December 31, 2008 and June 30, 2008 aggregate $2,848 and $4,924, respectively.

The Company leases office and warehouse facilities from a partnership owned by two officers and directors of the Company. The lease expires in December 2013. During the three and six months ended December 31, 2008 rent paid to this partnership was $178,933 and $357,866, respectively, compared to $173,643 and $347,288 for the three and six months ended December 31, 2007, respectively.

The son-in-law of the Company’s Chairman and President is a partner of a law firm, which provides legal services on behalf of the Company. During the three and six months ended December 31, 2008 fees paid to such firm were $49,993 and $112,795, respectively, compared to $31,588 and $91,070 for the three and six months ended December 31, 2007, respectively.

10)           Electronic components distribution sales include exports made principally to customers located in Western Europe, Canada, Mexico, and the Far East.  For the three and six months ended December 31, 2008, export sales amounted to approximately $7,750,000 and $16,350,000, respectively as compared to approximately $11,799,000 and $25,199,000 for the three and six months ended December 31, 2007, respectively. Predominately all of the foreign sales are related to the Discontinued Operations of the Company. Information pertaining to the Company's operations in individual geographic areas for the three and six months ended December 31, 2008 and 2007 are not considered material to the financial statements. The Company’s operations and assets are principally in the United States.

 The following table provides information regarding approximate product sales to external customers:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Semiconductors	$12,358,000	$18,614,000	$28,074,000	$38,946,000
Flat Panel Displays	13,867,000	18,756,000	36,115,000	34,010,000
Passive Components	6,041,000	8,365,000	12,972,000	17,765,000
Electromechanical Devices	2,368,000	3,673,000	5,290,000	7,697,000

	34,634,000	49,408,000	82,451,000	98,418,000
Discontinued operations	(20,767,000)	(30,652,000)	(46,336,000)	(64,408,000)

Continuing operations	$13,867,000	$18,756,000	$36,115,000	$34,010,000

11)              The Company has adopted the provisions of FASB interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. The Company has recognized no adjustment for uncertain tax provisions. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no examinations underway. The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal tax years ending prior to June 30, 2005. (Certain state authorities may subject the Company to examination up to the period ending June 30, 2004.) The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes, however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of December 31, 2008.

12)           In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange

FORM 10-Q                                                                                                                                                               December 31, 2008

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for fiscal years beginning after December 15, 2008, these statements revise and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The adoption of these statements will change the Company’s accounting treatment for business combinations on a prospective basis.

In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements although it does not anticipate that the statement will have a material impact since the Company has not historically engaged in hedging activities or acquired derivative instruments.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company will be assessing the potential effect of FSP FAS 142-3 if applicable, if it acquires intangible assets.

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

FORM 10-Q                                                                                                                                                           December 31, 2008

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

GENERAL

Jaco has been a distributor of active and passive electronic components to industrial original equipment manufacturers (“OEMs”) that are used in the manufacture and assembly of electronic products in such industries as telecommunications, medical devices, computers and office equipment, military/aerospace, and automotive and consumer electronics. Products distributed by the Company have included semiconductors, flat panel displays, capacitors, resistors, electromechanical devices and power supplies.  Due to the ongoing shift of manufacturing to the Far East, the Company modified its business model to pursue the business available in the United States, increase its support of global contract manufacturers that require its value-added services and logistics programs, and aggressively promote its flat panel display (“FPD”) product offerings, which have experienced significant growth in recent quarters and which the Company believes have potential for growth in the future, through its FPD in-house integration center. This in-house integration center allows us to provide optimized and efficient design solutions, optical enhancements and touch screen integrations, as well as the manufacture of FPD subassemblies and complete displays, for commercial, industrial and military applications. As a result of the Sale Agreement with WPG Americas the Company will focus all of its operations and resources on FPD.

Critical Accounting Policies and Estimates

We have disclosed in Note 1 to our consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 those accounting policies that we consider to be significant in determining our results of operations and financial position.  There have been no material changes to the critical accounting policies previously identified and described in our 2008 Form 10-K.  The accounting principles we utilized in preparing our consolidated financial statements conform to generally accepted accounting principles in the United States of America.

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

FORM 10-Q                                                                                                                                                           December 31, 2008

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for fiscal years beginning after December 15, 2008, these statements revise and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The adoption of these statements will change the Company’s accounting treatment for business combinations on a prospective basis.

In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements although it does not anticipate that the statement will have a material impact since the Company has not historically engaged in hedging activities or acquired derivative instruments.

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

FORM 10-Q                                                                                                                                                           December 31, 2008

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company will be assessing the potential effect of FSP FAS 142-3 if applicable, if it acquires intangible assets.

Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.5	81.4	82.5	81.3
Gross profit	15.5	18.6	17.5	18.7
Selling, general and administrative expenses	20.2	12.8	15.3	13.7
Impairment of goodwill and intangible assets	-	-	3.5	-
Operating (loss) profit	(4.7)	5.8	(1.3)	5.0
Interest expense	2.7	2.9	2.2	3.4
(Loss) earnings from continuing operations before income taxes	(7.4)	2.9	(3.5)	1.6
Income tax provision	0.1	0.1	0.1	0.1
(Loss) earnings from continuing operations	(7.5)	2.8	(3.6)	1.5
Loss from discontinued operations	(10.1)	(2.6)	(45.0)	(1.9)
Net (loss) earnings	(17.6)%	0.2%	(48.6)%	(0.4)%

Comparison of the three and six months ended December 31, 2008 and December 31, 2007

           Net sales for the three and six months ended December 31, 2008 were $13.9 million and $36.1 million respectively, compared to $18.8 million and $34.0 million for the three and six months ended December 31, 2007.  This represents a decrease of 26.1% and an increase of 6.2% for the three and six months respectively.  Our net sales for the three months were impacted by the severe downturn in the general economy.  We were able to increase our net sales for the six months ended December 31, 2008 primarily due to a large order we shipped for optical scan voting systems. This order offset a decline in the balance of our business for the six months.  We believe we are well positioned in the flat panel product industrial market. Demand for product has been weak based on the current recession.  We sell FPD’s as a component and we sell FPD product as a value-added offering through our in-house integration center. We provide design capabilities and a “ full –solution” capability enabling us to offer our customers an expanded range of services to integrate FPD product into their applications. We market our FPD capabilities to a broad range of business segments such as electronic kiosks, the fast food industry, digital signage, the gaming industry, financial institutions, medical applications, military, and electronic voting machines.  We believe that by focusing solely on FPD products gives the Company the best potential for future growth.

FORM 10-Q                                                                                                                                                               December 31, 2008

Gross profit was $2.2 million and $6.3 million for the three and six months ended December 31, 2008, or 15.5% and 17.5% respectively, compared to $3.5 million and $6.4 million for the three and six months ended December 31, 2007 or 18.6% and 18.7% respectively.  For the three months ended December 31, 2008, the gross profit margin decreased.  This is a result of weak demand for product and certain orders that the Company shipped with low margins to be competitive. Management considers gross profit margin to be a key performance indicator in managing our business. Demand and pricing for our products have been, and in the future may continue to be, affected by industry-wide economic trends and events beyond our control such as the current recession.

Selling general and administrative (SG&A) expenses for the three and six months ended December 31, 2008 were $2.8 million and $5.5 million compared to $2.4 million and $4.7 million for the three and six months ended December 31,2007.  For the three months ended December 31, 2008, the company maintained overhead while negotiating the transaction for the sale of the components business to WPG Americas.  Upon the conclusion of the transaction, the Company has implemented substantial cost reductions of approximately $2.5 million.

Operating loss for the three and six months ended December 31, 2008 were $0.6 million and $0.5 million, respectively, compared to an operating profit of $1.1 million and $1.7 million for the three and six months ended December 31, 2007, respectively. The reduction of net sales during the three months ended December 31, 2008 without reduction of SG&A while the Company was negotiating the transaction with WPG Americas, and the impairment of a portion of our goodwill and intangible assets totaling $1.3 million, resulted in the net operating loss for the three and six months.

Interest expense for the three and six months ended December 31, 2008 were $0.4 million and $0.8 million respectively, compared to $0.5 million and $1.2 million for the three and six months ended December 31, 2007. The decreases are primarily attributable to reduction in borrowing rates. Recent reductions in federal lending rates will favorably impact interest expense for future periods.

Net loss for the three months and six months ended December 31, 2008 were $2.4 million and $17.6 million respectively, or $0.39 and $2.79 per basic and diluted share compared to net income of $39,000 or $.01 per basic and diluted share for the three months ended December 31, 2007 and a net loss of $142,000 or $0.02 per basic and diluted share for the six months ended December 31, 2007.

Discontinued operations represent the results of the Company’s component products business, such as capacitors, resistors, and semiconductors, for the three and six months ended December 31,2008 and 2007, certain assets of which were sold to WPG Americas as of January 7, 2009. Due to the decline in net sales from the discontinued operations for the three and six months ended December 31,2008 and a non-cash charge for impairment to goodwill and intangible assets of $14.1 million in September 2008, taken by the Company as a result of the sale of the components portion of the business, the loss from discontinued operations increased to $1.4 million and $16.2 million, respectively, compared to $0.5 million and $0.6 million for the three and six months ended December 31,2007.

LIQUIDITY AND CAPITAL RESOURCES

To provide liquidity in funding its operations, the Company borrows amounts under credit facilities and other external sources of financing. On December 22, 2006, the Company entered into a three-year credit agreement with CIT Group/Business Credit, Inc. (“CIT”), which provides for a $55,000,000 revolving line of credit. This credit facility has a maturity date of December 22, 2009. On January 23, 2007, CIT assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A. The credit facility as amended provided the Company with a supplemental loan (“Supplemental Loan”) of $3,000,000 at an interest rate equal to the three month LIBOR rate plus 5%. The Supplemental Loan is payable in seven quarterly installments commencing October 1, 2007. The Company has currently made all the required installment payments for this Supplemental Loan. In addition, mandatory prepayments are to be made based on (i) an amount equal to fifty percent of Excess Cash Flow, as defined in the agreement, and (ii) on net proceeds of Designated Inventory, as defined in the agreement.  On January 7, 2009, as a result of the acquisition of the net assets by WPG Americas, as disclosed above, the credit facility was again amended. The current amended credit facility reduces the revolving line of credit to $25,000,000 and increases the interest rate on borrowings. Borrowings under the new credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the agreement, and are collateralized by substantially all of the assets of the Company.

FORM 10-Q                                                                                                                                                               December 31, 2008

At December 31, 2008, the outstanding balance on this revolving line of credit facility was $23,834,680 ($15,000,000 of which is borrowed under a 30-day LIBOR-based revolver, $1,000,000 under the Supplemental Loan and the balance under the prime loan). There was an additional $3,341,128 available at December 31, 2008. At January 31, 2009 the outstanding balance and amount available on this revolving line of credit was approximately $13,400,000 and $728,000, respectively. At December 31, 2008, the Company had outstanding $2,900,000 of stand-by letters of credit on behalf of certain vendors, of which $2,400,000 were released as a result of the Sale Agreement. The interest rate on the outstanding borrowings under the credit facility at December 31, 2008 was: 3.93% on the borrowings under the 30-day LIBOR-based revolver; 6.43% on the Supplemental Loan; and 4.25% (prime plus 1%) on the balance of the borrowings.

Under the credit agreement, as amended, the Company is required to comply with one financial covenant which stipulates that in the event the Company’s additional borrowing availability under the revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter as calculated based on the most recently ended four fiscal quarters.  As of December 31, 2008, the Company was in violation of the financial covenant contained in its credit agreement, as discussed in Note 4. On February 18, 2009, the Company received a waiver of such noncompliance from its lenders for the quarter ended December 31, 2008. Included in the waiver are provisions that the Company will provide updated projections and obtain an appraisal on its inventory. As part of the waiver the Company is required to pay a fee of $25,000. In conjunction with the Sale Agreement, as of January 7, 2009, this covenant was modified for future periods.

At December 31, 2008, the Company had cash of approximately $40,000 and working capital of approximately $2,324,000, as compared to cash of approximately $14,000 and working capital of approximately $4,112,000 at June 30, 2008.  As described above, our credit agreement requires our cash generated from operations to be applied directly to the prepayment of indebtedness under our credit facility.

              For the six months ended December 31, 2008, our net cash provided by continuing operating activities was approximately $7.6 million as compared to $7.1 million for the six months ended December 31, 2007. Net cash used in financing activities was approximately $7.6 million for the six months ended December 31, 2008 as compared to $7.1 million for the six months ended December 31, 2007. The increase in net cash used in financing activities is primarily attributable to the larger decrease in net borrowings under our credit facility during the six months ended December 31, 2008 then compared to the six months ended December 31, 2007.

For the six months ended December 31, 2008 and 2007, our inventory turnover was 4.5 times and 5.6 times, respectively. The average days outstanding of our accounts receivable at December 31, 2008 were 61 days, as compared to 57 days at December 31, 2007. Inventory turnover and average days outstanding are key ratios that management relies on to monitor our business.

As previously disclosed, based upon the sale of the net assets of our components business, and our proposed business plan for the FPD business, including no anticipated material capital expenditures, we believe that cash flow from operations and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months.  However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control cost, and remaining in compliance with the covenants contained in the credit agreement. In the past, when necessary, we have been able to obtain waivers and/or amendments from our lenders to satisfy any noncompliance with financial covenants contained in our credit agreement. While we cannot assure that any such waivers and/or amendments, if needed, will be available in the future, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources.  In the event that in the future we are unable to obtain such a waiver and/or amendment of our non-compliance with our financial covenants, the lenders under our credit facility could declare us to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/ or limit the Company’s ability to borrow additional amounts under the facility. Furthermore, the Company will be required to extend or refinance its credit facility by December 22, 2009. If we are unable to do so or if we did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

FORM 10-Q                                                                                                                                                               December 31, 2008

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at December 31, 2008.

	Total	< 1 Year	1 to 3 Years	3 to 5 Years	> 5 Years

Bank Debt	$23,834,680	$23,834,680
Capital Lease	5,188	5,188
Operating Lease	5,040,620	1,123,404	2,786,963	1,130,253	-
Total	28,880,488	24,963,272	2,786,963	1,130,253

Discontinued Operations	887,564	588,101	299,463

Continuing operations	$27,992,924	$24,375,171	$2,487,500	$1,130,253

Inflation and Seasonality

Inflation and seasonality have not had a significant impact on our operations during the last three fiscal years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at a variable rate dependent upon either the prime rate, federal funds rate or the LIBOR rate (“rates”).  At January 31, 2009, $13.4 million was outstanding under the credit facility. Changes in any of the rates during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the rate will increase or decrease our interest expense under the credit facility by approximately $0.1 million based on the amount of outstanding borrowings at January 31, 2009. The impact of interest rate fluctuations on our other floating rate debt is not material.

Item 4. Controls and Procedures.

An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008.  Based upon that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the proposed Sale Agreement, the Company is evaluating if it may have changes in its internal controls.

FORM 10-Q                                                                                                                                                           December 31, 2008

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

Item 1A.             Risk Factors

              See “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2008.

Item 5.                    Other Information.

As a result of the acquisition of the net assets by WPG Americas of the Company’s passive and active electronic components business, the Company determined that the value of all of its goodwill and identifiable intangible assets related to this business had been impaired, the result of which was an impairment charge of approximately $14,106,000 as a non-cash charge to operating expenses during the six months ended December 31, 2008.

Item 6.                     Exhibits.

                              Exhibit 10.27.9 -      Amendment to Credit Agreement and Consent

          Exhibit 31.1      -      Rule 13a-14 (a) / 15d-14 (a) Certification of Principal Executive Officer

                              Exhibit 31.2      -      Rule 13a-14 (a) / 15d-14 (a) Certification of Principal Financial
                Officer

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

February 20, 2009
JACO ELECTRONICS, INC.
(Registrant)

BY:  /s/ Jeffrey D. Gash
  Jeffrey D. Gash, Executive Vice President,
                                      Finance and Secretary
(Principal Financial Officer)