Form 10-K/A
JACO ELECTRONICS INC
filed 2009-02-24
CIK 52971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes:               No:   X

DOCUMENTS INCORPORATED BY REFERENCE.

None

EXPLANATORY NOTE

We are filing this Amendment (this “Amendment”) to our Annual Report on Form 10-K for the year ended June 30, 2008 (the “2008 Form 10-K”), as filed with the Securities and Exchange Commission, or the SEC, on September 29, 2008, to amend the certifications of the Chief Executive Officer and the Principal Financial and Accounting Officer originally filed as Exhibits 31.1 and 31.2, which inadvertently included an incorrect version of paragraph 4 of the certification.  This Amendment is solely limited to correcting the certifications. Since this Amendment does not reflect events occurring after the filing of the 2008 Form 10-K or modify or update those disclosures affected by subsequent events, all information other than the language of the certifications is unchanged.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACO ELECTRONICS, INC.
By: /s/ Joel H. Girsky
Joel H. Girsky, Chairman of the
Board, President and Treasurer

Dated:  February 24, 2009