Form 10-K/A
JACO ELECTRONICS INC
filed 2009-02-24
CIK 52971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes:               No:   X

DOCUMENTS INCORPORATED BY REFERENCE.

None

EXPLANATORY NOTE TO AMENDMENT NO. 3

We are filing this Amendment (the “Amendment”) to our Annual Report on Form 10-K/A for the year ended June 30, 2008 (the “2008 Form 10-K/A”), as filed with the Securities and Exchange Commission, or the SEC, on October 28, 2008, to include the certifications of the Chief Executive Officer and the Principal Financial and Accounting Officer as Exhibits 31.1 and 31.2, which inadvertently were excluded from 2008 Form 10K/A. This Form 10-K/A is solely limited to including the certifications. Since this Amendment does not reflect events occurring after the filing of the 2008 Form 10-K/A or modify or update those disclosures affected by subsequent events, all information other than the language of the certifications is unchanged. Accordingly, the 2008 Form 10-K/A is amended and restated in its entirety as set forth below:

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

Date:  February 24, 2009
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