Form 10-Q/A
period 2009-02-24
JACO ELECTRONICS INC
filed 2009-02-24
CIK 52971

              UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                 Washington D.C.  20549
                   FORM 10-Q/A
                 (Amendment No. 1)

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

Yes   X                      No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒
                                       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __            No   X

        DOCUMENTS INCORPORATED BY REFERENCE.

    None

EXPLANATORY NOTE

We are filing this Amendment (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “2008 Form 10-Q”) as filed with the Securities and Exchange Commission, or the SEC, on November 18, 2008, to amend the certifications of the Chief Executive Officer and the Principal Financial and Accounting Officer originally filed as Exhibits 31.1 and 31.2, which inadvertently included an incorrect version of paragraph 4 of the certification.  This Form 10-Q is solely limited to correcting the certifications. Since this Amendment does not reflect events occurring after the filing of the 2008 Form 10-Q or modify or update those disclosures affected by subsequent events, all information other than the language of the certifications is unchanged.

PART II – OTHER INFORMATION

Item 6.              Exhibits

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

February 24, 2009
JACO ELECTRONICS, INC.
(Registrant)

BY:  /s/ Jeffrey D. Gash
                                  Jeffrey D. Gash,
                                     Executive Vice President,
                                     Finance and Secretary
                       (Principal Financial Officer)