Form 10-Q
period 2009-03-31
JACO ELECTRONICS INC
filed 2009-05-20
CIK 52971

                    UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549
                              FORM 10-Q

{X}           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and
post such files).  Yes       No __

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 13, 2009
Common Stock, $0.10 Par Value	6,294,332 (excluding 659,900 shares held as treasury stock)

FORM 10-Q                                                                                                                                                           March 31, 2009

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(UNAUDITED)	(DERIVED FROM AUDITED STATEMENTS – NOTE 2)
ASSETS

Current Assets

Cash and cash equivalents	$20,184	$14,444
Accounts receivable - net	9,020,698	32,591,064
Inventories - net	8,636,442	17,702,321
Prepaid expenses and other	1,318,523	1,727,707
Escrow with WPG America	948,523	-
Current assets of discontinued operations	-	16,900,320

Total current assets	19,944,370	68,935,856

Property, plant and equipment – net	932,587	1,005,047

Goodwill	1,952,791	3,052,791

Other assets	933,271	1,944,407

Non-current assets of discontinued operations	-	14,186,125

Total assets	$23,763,019	$89,124,226

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                             March 31, 2009

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(UNAUDITED)	(DERIVED FROM AUDITED STATEMENTS – NOTE 2)
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities

Accounts payable and accrued expenses	$9,557,393	$23,901,278
Current maturities of long-term debt and
capitalized lease obligations	7,147,079	31,409,953
Income taxes payable	3,905	13,769
Current liabilities of discontinued operations	-	9,498,397

Total current liabilities	16,708,377	64,823,397

Deferred compensation	1,237,468	1,200,001

Total liabilities	17,945,845	66,203,398

Commitments and Contingencies (Notes 2,3,4,8 and 9)

SHAREHOLDERS' EQUITY

Preferred stock - authorized, 100,000 shares,
$10 par value; none issued	-	-
Common stock – authorized, 20,000,000 shares,
$.10 par value; 6,954,232 shares issued
and 6,294,332 shares outstanding	695,423	695,423
Additional paid-in capital	27,332,730	27,236,361
Accumulated Deficit	(19,896,413)	(2,516,390)
Treasury stock – 659,900 shares at cost	(2,314,566)	(2,314,566)

Total shareholders' equity	5,817,174	23,100,828

Total liabilities and shareholders’ equity	$23,763,019	$89,124,226

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                                    March 31, 2009

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2009	2008

Net sales	$10,690,638	$14,869,837
Cost of goods sold	8,912,177	12,357,739

Gross profit	1,778,461	2,512,098

Selling, general and administrative expenses	2,520,372	2,484,409
Claim settlements	(1,490,302)	-

Operating profit	748,391	27,689

Interest expense	135,278	498,745

Income (loss) from continuing operations before income taxes	613,113	(471,056)

Income tax provision	9,555	12,270

Income (loss) from continuing operations	603,558	(483,326)

Loss from discontinued operations	(436,357)	(111,393)

Net income (loss)	$167,201	$(594,719)

PER SHARE INFORMATION

Basic and diluted loss per common share:

Income (loss) from continuing operations	$0.10	$(0.08)
Loss from discontinued operations	(0.07)	(0.01)

Net income (loss)	$0.03	$(0.09)

Weighted-average common shares and common
equivalent shares outstanding:

Basic and diluted	6,294,332	6,294,332

            See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                                   March 31, 2009

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2009	2008

Net sales	$46,805,206	$48,879,855
Cost of goods sold	38,708,545	40,006,941

Gross profit	8,096,661	8,872,914

Selling, general and administrative expenses	8,250,366	7,640,437
Impairment of goodwill and intangible assets	1,271,000	-
Claim settlements	(1,690,302)	(480,377)

Operating profit	265,597	1,712,854

Interest expense	947,382	1,654,394

(Loss) income from continuing operations before income taxes	(681,785)	58,460

Income tax provision	28,833	38,159

(Loss) income from continuing operations	(710,618)	20,301

Loss from discontinued operations	(16,669,405)	(756,539)

Net loss	$(17,380,023)	$(736,238)

PER SHARE INFORMATION

Basic and diluted loss per common share:

Loss from continuing operations	$(.11)	$-
Loss from discontinued operations	(2.65)	(0.12)

Net loss	$(2.76)	$(0.12)

Weighted-average common shares and common
equivalent shares outstanding:

Basic and diluted	6,294,332	6,294,332

            See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                                   March 31, 2009

JACO ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net loss	$(17,380,023)	$(736,238)
Net loss from discontinued operation	(16,669,405)	(756,539)
Net (loss) earnings from continuing operations	(710,618)	20,301

Adjustments to reconcile net (loss) earnings from continuing operations to net cash provided by operating activities
Impairment of goodwill and intangible assets	1,271,000	-
Depreciation and amortization	378,223	518,271
Deferred compensation	37,467	37,504
Stock-based compensation	96,369	93,066
Provision for doubtful accounts	437,250	380,891
Changes in operating assets and liabilities
Decrease in operating assets - net	32,194,030	2,953,594
(Decrease) increase in operating liabilities – net	(14,353,750)	(1,317,063)
Net cash provided by discontinued operations	4,618,643	219,896

Net cash provided by operating activities	23,968,614	2,906,460

Cash flows from investing activities
Proceeds from sale of assets of discontinued operations	300,000	-
Capital expenditures	-	(77,991)

Net cash used in investing activities	300,000	(77,991)

Cash flows from financing activities
Borrowings under line of credit	104,582,943	147,893,470
Repayments under line of credit	(128,810,851)	(150,687,245)
Principal payments under equipment financing	(34,966)	(39,088)

Net cash used in financing activities	(24,262,874)	(2,832,863)

Net increase (decrease) in cash	5,740	(4,394)

Cash at beginning of period	14,444	15,713

Cash at end of period	$20,184	$11,319
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$947,000	$1,654,000
Income taxes	$29,000	$43,000

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q                                                                                                                                                                                   March 31, 2009

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has been dependent upon its credit facility to meet its obligations and sustain operations.  Based upon its current cash position, its budget for business operations, the availability under its credit facility, and by monitoring discretionary expenditures, management believes that the Company will be able to fund operations through at least March 2010.  The Company’s credit facility comes due December 22, 2009.  Although the Company plans to secure credit financing through an extension of its current agreement or by replacing its current agreement with other credit financing, no assurance can be given that additional financing will be available to the Company on acceptable terms, or at all.  The Company’s ability to continue as a going concern is ultimately dependent upon generating revenues, achieving profitable operations and generating sufficient cash flows from operations to meet future obligation.

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

2)           On November 7, 2008 the Company announced that it had entered into an Asset Purchase Agreement (the “Sale Agreement”) with WPG Americas, Inc. (“WPG Americas”) and on January 7, 2009 the transaction was completed. Pursuant to the Sale Agreement, WPG Americas purchased certain assets used in the Company’s business of distributing passive and active electronic components and supporting technology products and services (“Discontinued Operations”). The assets sold included certain inventory, machinery and equipment, furniture and fixtures and contracts. The purchase price for the net assets was based on their value on the date of closing and is subject to a post-closing adjustment. Other than inventory and security deposits, there was no basis in other assets sold therefore all proceeds allocated to them resulted in a gain on disposal. At the closing, WPG Americas paid the Company $6,500,000 in cash and assumed approximately $9,366,000 of accounts payable. All proceeds of the proposed sale were used to repay outstanding borrowings on the Company’s credit facility.

The Sale Agreement contains customary representations, warranties, covenants and conditions to closing. The Sale Agreement also contains a Transition Services Agreement, which provides for periodic payments by WPG Americas to the Company for use of, among other items, some of the Company’s employees and a portion of its corporate office and warehouse. The Company was required to fund a $1,000,000 escrow account for certain potential obligations with respect to the purchased inventory. As of March 31, 2009, the funding of the escrow has been waived to the extent of $948,523 of transition costs that are due from WPG America. This amount is listed on the balance sheet as a current asset. At March 31, 2009 $483,024 was due WPG Americas and is included in accounts payable.

FORM 10-Q                                                                                                                                                                   March 31, 2009

In the three months ended September 30, 2008, as a result of the pending acquisition of the net assets, used in the Discontinued Operations, by WPG Americas, the Company determined that the value of all of its goodwill and identifiable intangible assets related to such business, which were not to be acquired, had been impaired, the result of which was an impairment charge of approximately $14,106,000 as a non-cash charge to operating expenses. In addition, the Company has restated its balance sheet as it relates to assets and liabilities and its results of operations of the Discontinued Operations as follows:

June 30, 2008
Current assets of discontinued operations:
Inventory	$16,900,320
Non-current assets of discontinued operations:
Other Assets and intangible assets	$322,829
Goodwill	13,863,296

$14,186,125

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	$9,498,397

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Sales from discontinued operations	$-	$29,590,000	$46,336,000	$93,998,000
Cost of sales of discontinued operations	-	24,905,816	38,897,196	79,589,697
Gross profit of discontinued operations	-	4,684,184	7,438,804	14,408,303
SG & A of discontinued operations	736,357	4,795,577	10,302,531	15,164,842
Impairment of Goodwill and intangible assets	-	-	14,105,678	-
Loss on operations of discontinued operations	(736,357)	(111,393)	(16,969,405)	(756,539)
Gain on disposal of discontinued operations	300,000	-	300,000	-
Loss from discontinued operations	$(436,357)	$(111,393)	$(16,669,405)	$(756,539)

Management believes that its plan for a focused sales and marketing effort in Flat Panel Displays (“FPD”) should improve results from operations and cash flows. Continued achievement of this plan, however, will be dependent upon the Company's ability to generate sufficient revenues, decrease operating costs and remain in compliance with the covenants contained in its credit agreement. As a result of the Sale Agreement, the Company’s credit agreement was amended on January 7, 2009. As part of the amendment, the Company paid a fee of $100,000. The Company’s future operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company will be able to achieve these goals. The Company’s failure to achieve these goals or remain in compliance with the covenants contained in its credit agreement would have a material adverse effect upon its business, financial condition and results of operations.

As discussed further in Note 4, the Company maintains a revolving line of credit collateralized by substantially all the assets of the Company, which provides the Company with bank financing based upon eligible accounts receivable and inventory, as defined.  The credit facility has a maturity date of December 22, 2009. The Company is currently negotiating with prospective lenders to replace the existing credit facility. While there can be no assurances that the deal will close, the Company has received a letter of interest from one of the prospective lenders.

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

FORM 10-Q                                                                                                                                                       March 31, 2009

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

On September 1, 2006 Nexus Nano Electronics, Inc. (“NNE”), as successor to Sagamore, and its subsidiary filed suit against the Company in the U.S. District Court for the Southern District of New York alleging fraud and misrepresentations by the Company in connection with the sale of Nexus and seeking an unspecified amount of damages.  The Company answered the complaint and asserted counterclaims for amounts owed to it under the purchase agreement.  On July 8, 2008, the case was dismissed by order of the Court pursuant to the parties’ settlement, which provided for the exchange of releases without payment to any party and a Supply Agreement for the possible sale by the Company of electronic components to Titan Nexus and related parties.   In light of the Sale Agreement with WPG Americas, it is unlikely that any product will be sold under the Supply Agreement.

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

4)           To provide liquidity in funding its operations, the Company borrows under credit facilities and other external sources of financing. On December 22, 2006, the Company entered into a three-year credit agreement with CIT Group/Business Credit, Inc. (“CIT”), which provided for a $55,000,000 revolving line of credit. This credit facility has a maturity date of December 22, 2009. On January 23, 2007, CIT assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A. The credit facility as amended included a supplemental loan (“Supplemental Loan”) of $3,000,000 at an interest rate equal to the three month LIBOR rate plus 5%. The Supplemental Loan was payable in seven quarterly installments commencing October 1, 2007. The Company had currently made all the required installment payments for this Supplemental Loan. On January 7, 2009, as a result of the closing on the sale agreement with WPG Americas, as disclosed above, the credit facility was further amended whereby the maximum amount of the revolving line of credit was reduced to $25,000,000, the Supplemental Loan was paid in full and the applicable rate on borrowings was increased. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the agreement, and are collateralized by substantially all of the assets of the Company. At March 31, 2009, the outstanding balance on this revolving line of credit facility was $7,147,079 ($7,000,000 of which is borrowed under a 30-day LIBOR-based revolver). There was an additional $632,000 available at March 31, 2009. At March 31, 2009, the Company had an outstanding $500,000 stand-by letter of credit on behalf of a certain vendor. The interest rate on the outstanding borrowings under the credit facility at March 31, 2009 was: 4.50% on the borrowings under the 30-day LIBOR-based revolver and 6.25% (prime plus 3%) on the balance of the borrowings.

Under the credit agreement the Company is required to comply with one financial covenant which stipulates that in the event the Company’s additional borrowing availability under the revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter.  As of March 31, 2009, the Company was in compliance of the financial covenant contained in its credit agreement.

FORM 10-Q                                                                                                                                                   March 31, 2009

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

5)           The Company is one of several plaintiffs alleging price fixing claims in violation of federal and state antitrust laws against a number of component manufacturers in the random access memory semiconductor market. The parties have agreed to settle such claims with some of the defendants and, in connection with such settlements, the Company has received $1,490,000 and $1,690,000 for the three and nine months ended March 31, 2009, respectively, as compared to $0 and $480,000 for the three and nine months ended March 31, 2008, respectively.

6)           In October 2000, the Board of Directors approved the adoption of the “2000 Stock Option Plan,” hereinafter referred to as the “2000 Plan.”  The 2000 Plan, as amended, provides for the grant of up to 1,200,000 incentive stock options (“ISOs”) and nonqualified stock options (“NQSOs”) to employees, officers, directors, consultants and advisers of the Company.  The Board of Directors or Compensation Committee is responsible for the granting and pricing of these options.  Such price shall be equal to the fair market value of the common stock subject to such option at the time of grant.  In the case of ISOs granted to shareholders owning more than 10% of the Company’s voting securities, the exercise price shall be no less than 110% of the fair market value of the Company’s common stock on the date of grant.  All options shall expire ten years from the date of grant of such option (five years in the case of an ISO granted to a 10% shareholder) or on such earlier date as may be prescribed by the Committee and set forth in the option agreement, and are exercisable over the period stated in each option.  Under the 2000 Plan, 1,200,000 shares of the Company’s common stock are reserved, of which 541,250 are outstanding and 407,750 are exercisable at March 31, 2009.

There were no stock options or other share-based awards granted during the three and nine months ended March 31, 2009 as compared to 0 and 87,500, which were granted during the three and nine months ended March 31, 2008.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing formula and a single option award approach. The fair value is then amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Compensation expense recognized in the accompanying condensed consolidated statement of operations was $96,369 and $93,066 for the nine months ended March 31, 2009 and 2008, respectively, and $27,921 and $35,611 for the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009, there was an aggregate of $210,843 of unamortized compensation expense related to stock options which will be recognized as an expense over a remaining period of approximately 2.5 years (weighted average of approximately one year), which represents the remaining requisite service period for such awards.

FORM 10-Q                                                                                                                                                               March 31, 2009

Summary of Stock Option Activity

A summary of the status and activity related to outstanding options granted to employees, directors and officers for the three months ended March 31, 2009 is summarized as follows:
	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (months)

Options outstanding at June 30, 2008	689,750	$4.41
Granted	-	-
Exercised	-	-
Forfeited	(148,500)	5.15

Options outstanding at March 31, 2009	541,250	$4.21	62
Options exercisable at March 31, 2009	407,750	$4.68	49

Nonvested Stock Options:
Nonvested at June 30, 2008	222,875	$2.86
Granted	-	-
Vested	(64,625)	2.94
Forfeited	(24,750)	3.37

Nonvested at March 31, 2009	133,500	$2.72

The aggregate intrinsic value of outstanding and exercisable options at March 31, 2009 and 2008 was $0 and $0, respectively.

7)           The number of shares used in the Company’s basic and diluted earnings (loss) per share computations is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Weighted average common shares outstanding net of treasury shares, for basic earnings per share	6,294,332	6,294,332	6,294,332	6,294,332

Effect of dilutive securities	-	-	-	-

Weighted average common shares outstanding for diluted earnings per share	6,294,332	6,294,332	6,294,332	6,294,332

      Stock options totaling 541,250 for the three and nine months ended March 31, 2009 and 711,750 for the three and nine months ended March 31, 2008 were not included in the net earnings (loss) per common share calculation because their inclusion would have been antidilutive.

8)           The Company is a party to various legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company’s business, results of operations or financial position.

FORM 10-Q                                                                                                                                                           March 31, 2009

9)           During the three and nine months ended March 31, 2009, the Company recorded sales of $0 and $18,407, respectively, compared to $16,901 and $92,986 for the three and nine months ended March 31, 2008, respectively, from a customer, Frequency Electronics, Inc. (“Frequency”). The Company’s Chairman of the Board of Directors and President serves on the Board of Directors of Frequency. Such sales transactions with Frequency are in the normal course of business. Amounts included in accounts receivable from Frequency at March 31, 2009 and June 30, 2008 aggregate $0 and $4,924, respectively.

The Company leases office and warehouse facilities from a partnership owned by two officers and directors of the Company. The lease expires in December 2013. During the three and nine months ended March 31, 2009 rent paid to this partnership was $191,442 and $550,632, respectively, compared to $173,644 and $520,931 for the three and nine months ended March 31, 2008, respectively.

The son-in-law of the Company’s Chairman and President is a partner of a law firm, which provides legal services on behalf of the Company. During the three and nine months ended March 31, 2009 fees paid to such firm were $0 and $112,795, respectively, compared to $38,376 and $127,441 for the three and nine months ended March 31, 2008, respectively.

10)           Electronic components distribution sales include exports made principally to customers located in Western Europe, Canada, Mexico, and the Far East.  For the three and nine months ended March 31, 2009, export sales amounted to approximately $499,000 and $16,849,000, respectively as compared to approximately $9,517,000 and $34,716,000 for the three and nine months ended March 31, 2008, respectively. Predominately all of the foreign sales are related to the Discontinued Operations of the Company. Information pertaining to the Company's operations in individual geographic areas for the three and nine months ended March 31, 2009 and 2008 are not considered material to the financial statements. The Company’s operations and assets are principally in the United States.

 The following table provides information regarding approximate product sales to the Company’s customers:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Semiconductors	$-	$16,839,000	$28,074,000	$55,784,000
Flat Panel Displays	10,690,000	14,870,000	46,805,000	48,880,000
Passive Components	-	9,236,000	12,972,000	27,002,000
Electromechanical Devices	-	3,515,000	5,290,000	11,212,000

	10,690,000	44,460,000	93,141,000	142,878,000
Discontinued operations	-	(29,590,000)	(46,336,000)	(93,998,000)

Continuing operations	$10,690,000	$14,870,000	$46,805,000	$48,880,000

11)              The Company has adopted the provisions of FASB interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. The Company has recognized no adjustment for uncertain tax provisions. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no examinations underway. The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal tax years ending prior to June 30, 2005. (Certain state authorities may subject the Company to examination up to the period ending June 30, 2004.) The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes, however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of March 31, 2009.

FORM 10-Q                                                                                                                                                           March 31, 2009

12)           In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for fiscal years beginning after December 15, 2008, these statements revise and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The adoption of these statements will change the Company’s accounting treatment for business combinations on a prospective basis.

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

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) and (“APB 28-1”).  FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 “Interim Financial Reporting”, to require those disclosures in interim financial statements.  FSP FAS 107-1 and APB 28-1 are required to be adopted no later than the periods ending after June 15, 2009

On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141R-1) whereby assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. FSP FAS 141R-1 is effective for new acquisitions consummated on or after January 1, 2009. The Corporation will apply FSP FAS 141R-1 to any future acquisition.

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

FORM 10-Q                                                                                                                                                           March 31, 2009

GENERAL

Jaco had been a distributor of active and passive electronic components to industrial original equipment manufacturers (“OEMs”) that are used in the manufacture and assembly of electronic products in such industries as telecommunications, medical devices, computers and office equipment, military/aerospace, and automotive and consumer electronics. Products distributed by the Company have included semiconductors, flat panel displays, capacitors, resistors, electromechanical devices and power supplies.  Due to the ongoing shift of manufacturing to the Far East, the Company modified its business model to pursue the business available in the United States, increase its support of global contract manufacturers that require its value-added services and logistics programs, and aggressively promote its flat panel display (“FPD”) product offerings, which have experienced significant growth in recent quarters and which the Company believes have potential for growth in the future, through its FPD in-house integration center. This in-house integration center allows us to provide optimized and efficient design solutions, optical enhancements and touch screen integrations, as well as the manufacture of FPD subassemblies and complete displays, for commercial, industrial and military applications. As a result of the Sale Agreement with WPG Americas, the Company will focus all of its operations and resources on FPD.

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

FORM 10-Q                                                                                                                                                           March 31, 2009

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

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) and (“APB 28-1”).  FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 “Interim Financial Reporting”, to require those disclosures in interim financial statements.  FSP FAS 107-1 and APB 28-1 are required to be adopted no later than the periods ending after June 15, 2009

On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141R-1) whereby assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. FSP FAS 141R-1 is effective for new acquisitions consummated on or after January 1, 2009. The Corporation will apply FSP FAS 141R-1 to any future acquisition.

Results of Operations

The following table sets forth certain items in our statements of operations as a percentage of net sales for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.4	83.1	82.7	81.8
Gross profit	16.6	16.9	17.3	18.2
Selling, general and administrative expenses	23.5	16.7	17.6	15.6
Impairment of goodwill and intangible assets	-	-	2.7
Claim settlements	(13.9)	-	(3.6)	(0.9)
Operating profit	7.0	.2	.6	3.5
Interest expense	1.3	3.4	2.0	3.4
Income (loss) from continuing operations before income taxes	5.7	(3.2)	(1.4)	0.1
Income tax provision	0.1	0.1	0.1	0.1
Income (loss) from continuing operations	5.6	(3.3)	(1.5)	-
Loss from discontinued operations	(4.1)	(.7)	(35.6)	(1.5)
Net income (loss)	1.5%	(4.0)%	(37.1)%	(1.5)%

FORM 10-Q                                                                                                                                                               March 31, 2009

Comparison of the three and nine months ended March 31, 2009 and March 31, 2008

           Net sales for the three and nine months ended March 31, 2009 were $10.7 million and $46.8 million, respectively, compared to  $14.9 million and $48.9 million for the three and nine months ended March 31, 2008.  This represents decreases of 28.1% and 4.2%, respectively for the three and nine months. Our net sales for the three months were impacted by the continuing downturn in the economy.  We are experiencing customers delaying existing orders and prospective customers delaying new projects.  We did not realize any material decrease in net sales for the nine months of the current fiscal year compared to the nine months of last fiscal year.  This was attributable to a large order we shipped for optical scan voting systems during the first quarter of this fiscal year of approximately $11 million. We believe we are well positioned in the flat panel product industrial market that we ice.  Currently, demand for product has continued to be weak based on current economic conditions. We sell FPD’s as an individual part and we sell FPD product as a value-added offering through our in-house integration center.  We provide design capabilities and a “full-solution” capability enabling us to offer our customers an expanded range of services to integrate FPD product into their applications.  We market our FPD capabilities to a diversified range of industry segments such as electronic kiosks, the fast food industry, digital signage, the gaming industry, financial institutions, medical applications, military and electronic and optical voting machines.

Gross profit was $1.8 million and $8.1 million for the three and nine months ended March 31, 2009, or 16.6% and 17.3% respectively, compared to $2.5 million and $8.9 million for the three and nine months ended March 31, 2008 or 16.9% and 18.2%, respectively. The decrease in gross profit dollars for the three months is primarily attributable to the decrease in net sales.  Our gross profit margin historically runs slightly higher, with net sales through our integration center where we are providing value-add services.  Management considers gross profit margin to be a key performance indicator in managing our business. Demand and pricing for our products have been, and in the future may continue to be, affected by industry-wide economic trends and events beyond our control such as the current economic condition existing.

Selling, general and administrative (“SG&A”) expenses for the three and nine months ended March 31, 2009 were $2.5 million and $8.3 million compared to $2.5 million and $7.6 million for the three and nine months ended March 31, 2008. SG&A for the three months ended March 31, 2009 was impacted by overhead that was in place during the beginning of the quarter that was required to support the transition immediately after the transaction for the sale of the component business to WPG Americas. At the end of the quarter overhead required during this transition period has been eliminated.  The Company expects SG&A to be reduced for future periods.

The Company has been negotiating with certain semiconductor manufacturers that have previously pleaded guilty to price fixing. As a result, during the three months ended March 31, 2009, a settlement was reached with one of the vendors and the Company received a settlement of approximately $1.5 million.

Operating profit for the three and nine months ended March 31, 2009 were $0.7 million and $0.3 million, respectively, compared to $0 and $1.7 million for the three and nine months ended March 31, 2008, respectively. The reduction in net sales for the three months ended March 31, 2009 was offset by the settlement recorded during the quarter. The impairment of a portion of our goodwill and intangible assets totaling $1.3 million impacted our results for the nine months ended March 31, 2009,which excludes the impairment of goodwill and intangible assets from discontinued operations of 14.1 million as listed below.

Interest expense for the three and nine months ended March 31, 2009 were $0.01 million and $0.9 million, respectively, compared to $0.5 million and $1.7 million for the three and nine months ended March 31, 2008. The decreases are primarily attributable to the lower amount outstanding under the line of credit as a result of the sale of certain assets to WPG Americas and lower borrowing rates as the indexes upon which the Company’s interest is based have decreased.

Income from continuing operations for the three months ended March 31, 2009 were $0.6 million, or $0.10 per basic and diluted share, compared to a loss from continuing operations of  $0.5 million, or $0.08 per basic and diluted share, for the three months ended March 31, 2008.

FORM 10-Q                                                                                                                                                                       March 31, 2009

Net income (loss) for the three and nine months ended March 31, 2009 were $0.2 million and ($17.4) million, or $0.03 and ($2.76) per basic and diluted share compared to a net loss of ($0.6) million and  ($0.7) million, or ($0.09) and ($0.12) per basic and diluted share for the three and nine months ended March 31, 2008

Discontinued operations represent the results of the Company’s component products business, such as capacitors, resistors, and semiconductors for the three and nine months ended March 31, 2009 and 2008 certain assets, of which, were sold to WPG Americas as of January 7, 2009.   Due to the decline in net sales from the discontinued operations for the three and nine months ended March 31, 2009 and a non-cash charge for impairment to goodwill and intangible assets of $14.1 million in September 2008 as a result of the sale of the component portion of the business, the loss from discontinued operations increased to $ 0.4 million and $16.6 million, respectively, compared to $ 0.1 million and $ 0.7 million for the three and nine months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

To provide liquidity in funding its operations, the Company borrows under credit facilities and other external sources of financing. On December 22, 2006, the Company entered into a three-year credit agreement with CIT Group/Business Credit, Inc. (“CIT”), which provided for a $55,000,000 revolving line of credit. This credit facility has a maturity date of December 22, 2009. On January 23, 2007, CIT assigned $25,000,000 of its interest in the credit facility to Bank of America, N.A. The credit facility as amended included a supplemental loan (“Supplemental Loan”) of $3,000,000 at an interest rate equal to the three month LIBOR rate plus 5%. The Supplemental Loan was payable in seven quarterly installments commencing October 1, 2007. The Company had currently made all the required installment payments for this Supplemental Loan. On January 7, 2009, as a result of the closing on the sale agreement with WPG Americas, as disclosed above, the credit facility was further amended whereby the maximum amount of the revolving line of credit was reduced to $25,000,000, the Supplemental Loan was paid in full and the interest rate on borrowings was increased. Borrowings under the credit facility are based principally on eligible accounts receivable and inventories of the Company, as defined in the agreement, and are collateralized by substantially all of the assets of the Company. At March 31, 2009, the outstanding balance on this revolving line of credit facility was $7,147,079 ($7,000,000 of which is borrowed under a 30-day LIBOR-based revolver). There was an additional $632,000 available at March 31, 2009. At March 31, 2009, the Company had an outstanding $500,000 stand-by letter of credit on behalf of a certain vendor. The interest rate on the outstanding borrowings under the credit facility at March 31, 2009 was: 4.50% on the borrowings under the 30-day LIBOR-based revolver and 6.25% (prime plus 3%) on the balance of the borrowings.

Under the credit agreement the Company is required to comply with one financial covenant which stipulates that in the event the Company’s additional borrowing availability under the revolving line of credit facility for any five consecutive days is less than $5,000,000, the Company is required to retroactively maintain a Fixed Charge Coverage Ratio (as defined therein) of 1.1 to 1.0 as of the end of the immediately preceding fiscal quarter.  As of March 31, 2009, the Company was in compliance with the financial covenant contained in its credit agreement.

At March 31, 2009, the Company had cash of approximately $20,000 and working capital of approximately $3,236,000, as compared to cash of approximately $14,000 and working capital of approximately $4,112,000 at June 30, 2008.  As described above, our credit agreement requires our cash generated from operations to be applied directly to the prepayment of indebtedness under our credit facility.

              For the nine months ended March 31, 2009, our net cash provided by continuing operating activities was approximately $24.3 million as compared to $2.9 million for the nine months ended March 31, 2008. Net cash used in financing activities was approximately $24.3 million for the nine months ended March 31, 2009 as compared to $2.8 million for the nine months ended March 31, 2008. The increase in net cash provided by operating activities is the result of the sale of the Company’s net assets of its Discontinued Operations as described in Note 2 and the cash generated form the collection of the accounts receivable of the Company’s Discontinued Operations during the three months ended March 31, 2009. The entire proceeds for the sale of the net assets and the collection of the accounts receivable were used to repay the indebtedness under the Company’s credit facility, which directly relates to the increase in the net cash used in financing activities for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008.

FORM 10-Q                                                                                                                                                               March 31, 2009

As previously disclosed, based upon the sale of the net assets of our components business, and our proposed business plan for the FPD business, including no anticipated material capital expenditures, we believe that cash flow from operations, including possible settlements from price fixing claims, and funds available under our credit facility will be sufficient to fund our capital needs for the next twelve months.  However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control cost, and remaining in compliance with the covenants contained in the credit agreement. In the past, when necessary, we have been able to obtain waivers and/or amendments from our lenders to satisfy any noncompliance with financial covenants contained in our credit agreement. While we cannot assure that any such waivers and/or amendments, if needed, will be available in the future, management believes we will be able to continue to obtain financing on acceptable terms under our existing credit facility or through other external sources.  In the event that in the future we are unable to obtain such a waiver and/or amendment of our non-compliance with our financial covenants, the lenders under our credit facility could declare us to be in default under the facility, requiring all amounts outstanding under the facility to be immediately due and payable and/ or limit the Company’s ability to borrow additional amounts under the facility. Furthermore, the Company will be required to extend or refinance its credit facility by December 22, 2009. If we are unable to do so or if we did not have sufficient available cash to pay all such amounts that become due and payable, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at March 31, 2009.

	Total	< 1 Year	1 to 3 Years	3 to 5 Years	> 5 Years

Bank Debt	$7,147,079	$7,147,079
Operating Lease	4,023,971	545,222	2,581,194	897,555	-
Total	11,171,050	7,692,301	2,581,194	897,555

Inflation and Seasonality

Inflation and seasonality have not had a significant impact on our operations during the last three fiscal years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes with respect to borrowings under our credit facility, which bears interest at a variable rate dependent upon either the prime rate, federal funds rate or the LIBOR rate (“rates”).  At April 30, 2009, $7.6 million was outstanding under the credit facility. Changes in any of the rates during the current fiscal year will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the rate will increase or decrease our interest expense under the credit facility by approximately $0.08 million based on the amount of outstanding borrowings at April 30, 2009. The impact of interest rate fluctuations on our other floating rate debt is not material.

FORM 10-Q                                                                                                                                                               March 31, 2009

Item 4. Controls and Procedures.

An evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009.  Based upon that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  There have been no changes in the Company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the Sale Agreement, the Company is still evaluating if it may have changes in its internal controls.

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

Item 1A.            Risk Factors

              See “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2008.

Item 5.               Other Information.

As a result of the acquisition of the net assets by WPG Americas of the Company’s passive and active electronic components business, the Company determined that the value of all of its goodwill and identifiable intangible assets related to this business had been impaired, the result of which was an impairment charge of approximately $14,106,000 as a non-cash charge to operating expenses during the nine months ended March 31, 2009.

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

      May 20, 2009
JACO ELECTRONICS, INC.
(Registrant)

BY:  /s/ Jeffrey D. Gash
Jeffrey D. Gash, Executive Vice President,
                                      Finance and Secretary
(Principal Financial Officer)